Form 10-Q
period 2014-03-31
Cypress Energy Partners, L.P.
filed 2014-05-14
CIK 1587246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 001-36260

CYPRESS ENERGY PARTNERS, L.P.
(Exact name of Registrant as specified in its charter)

Delaware	61-1721523
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5727 South Lewis Avenue, Suite 500 Tulsa, Oklahoma	74105
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (918) 748-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant's common units began trading on the New York Stock Exchange on January 15, 2014.

As of May 12, 2014, the registrant had 5,913,000 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

·	“our general partner” refers to Cypress Energy Partners GP, LLC;

·	“Cypress Holdings” refers to Cypress Energy Holdings, LLC, the indirect owner of our general partner and the indirect owner of 1,344,650 common units representing 22.7% of our outstanding common units and 5,612,699 subordinated units representing 94.9% of our subordinated units;

·	“Cypress LLC” refer to Cypress Energy Partners, LLC which became our wholly owned subsidiary at the closing of our IPO;

·	“CEP TIR” refers to Cypress Energy Partners — TIR, LLC, a subsidiary of Cypress Holdings, and an owner of 673,400 common units representing 11.4% of our outstanding common units, 673,400 subordinated units representing 11.4% of our subordinated units and an owner of a 36.2% interest in the TIR Entities;

·	“CES” refers to Cypress Energy Services, LLC, our 51.0% owned subsidiary that performs management services for 11 SWD facilities in North Dakota, seven of which we own and the remaining four of which are owned by third parties. SBG Energy Services, LLC owns the remaining interests and CES has the right to acquire such interests;

·	“Predecessor” refers to Cypress LLC, the predecessor for accounting purposes of the Partnership;

·	“TIR” refer to the Tulsa Inspection Resources, LLC;

·	“TIR Canada” refer to Tulsa Inspection Resources — Canada ULC;

·	“TIR Entities” refer collectively to TIR, TIR Canada, TIR Foley and TIR NDE each of which are our indirect subsidiaries and are 50.1% owned by our partnership, 36.2% owned by CEP TIR, 10.6% owned by Charles C. Stephenson, Jr. and 3.1% owned by Cynthia Field;

·	“TIR Foley” refers to Foley Inspection Services ULC; and

·	“TIR NDE” refers to Tulsa Inspection Resources — Nondestructive Examination, LLC.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A - Risk Factors” and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in this report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Cypress Energy Partners, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
(in thousands, except unit data)

	March 31,	December 31,
	2014	2013
		(Recast - Note 2)
Assets
Current assets:
Cash and cash equivalents	$24,032	$26,690
Trade accounts receivable, net	53,587	60,730
Receivables from affiliates	65	-
Deferred tax asset	159	134
Deferred offering costs	-	2,539
Prepaid expenses and other	1,225	1,458
Total current assets	79,068	91,551
Property and equipment, at cost:
Property and equipment	42,589	42,529
Less: accumulated depreciation	4,726	3,711
Total property and equipment	37,863	38,818
Intangible assets, net	31,874	32,551
Goodwill	75,398	75,466
Debt issuance costs, net	1,960	2,149
Other assets	42	55
Total assets	$226,205	$240,590

Liabilities, parent net investment and owners' equity
Current liabilities:
Accounts payable	$2,999	$2,673
Accrued payroll and other	16,100	10,662
Income taxes payable	228	16,158
Total current liabilities	19,327	29,493
Long-term debt	70,000	75,000
Deferred tax liability, net	509	541
Asset retirement obligations	9	9
Total liabilities	89,845	105,043
Commitments and contingencies - Note 9
Parent net investment attributable to controlling interests	-	130,012
Parent net investment attributable to non-controlling interests	-	719
Owners' equity:
Partners’ capital:
Common units (5,913,000 units outstanding at March 31, 2014)	23,645	-
Subordinated units (5,913,000 units outstanding at March 31, 2014)	83,708	-
General partner	1,999	4,816
Accumulated other comprehensive loss	(286)	-
Total partners' capital	109,066	4,816
Non-controlling interests	27,294	-
Total parent net investment and owners' equity	136,360	135,547
Total liabilities, parent net investment and owners' equity	$226,205	$240,590

See accompanying notes.

Cypress Energy Partners, L.P.
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2014 and 2013
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
		(Recast - Note 2)

Revenues	$97,523	$5,337
Costs of services	86,103	1,582
Gross margin	11,420	3,755
Operating costs and expense:
General and administrative	4,954	625
Depreciation, amortization and accretion	1,561	899
Operating income	4,905	2,231
Interest expense, net	785	-
Offering costs	446	-
Other expense, net	12	-
Net income before income tax expense	3,662	2,231
Income tax expense	145	-
Net income	3,517	$2,231
Net income attributable to non-controlling interests	773
Net income attributable to partners	2,744
Less:
Net income attributable to general partner	646
Net income attributable to limited partners	$2,098
Net income attributable to limited partners allocated to:
Common unitholders	$1,049
Subordinated unitholders	1,049
	$2,098
Net income per common limited partner unit:
Basic	$0.18
Diluted	$0.17
Net income per subordinated limited partner unit, basic and diluted	$0.18
Weighted average common units outstanding:
Basic	5,913,000
Diluted	5,996,240
Weighted average subordinated units outstanding, basic and diluted	5,913,000

See accompanying notes.

Cypress Energy Partners, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013
(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$3,517	$2,231
Other comprehensive loss-change in foreign currency translation	(459)	-
Comprehensive income	$3,058	$2,231
Comprehensive income attributable to non-controlling interests	696	-
Comprehensive income attributable to partners	$2,362	$2,231

See accompanying notes.

Cypress Energy Partners, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013
(in thousands)

	Three Months Ended March 31,
	2014	2013
		(Recast - Note 2)
Operating activities
Net income	$3,517	$2,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,610	899
Interest expense from debt issuance cost amortization	189	-
Amortization of equity-based compensation	294	-
Equity earnings in investee company	14	-
Deferred tax benefit	(38)	-
Changes in assets and liabilities:
Accounts receivable	7,147	(1,310)
Inventory, prepaid expenses, and other assets	232	(106)
Accounts payable and accrued liabilities	6,019	1,556
Income taxes payable	(15,930)	-
Net cash provided by operating activities	3,054	3,270

Investing activities
Purchase of property and equipment	(319)	(1,770)
Net cash used in investing activities	(319)	(1,770)

Financing activities
Proceeds from initial public offering	80,213	-
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	(80,213)	-
Payment of deferred offering costs	(314)	-
Repayment of long-term debt	(5,000)	-
Payments on behalf of affiliates	(65)	-
Net advances from members	314	310
Net cash provided by (used in) financing activities	(5,065)	310

Effect of exchange rates on cash	(328)	-

Net increase in cash and cash equivalents	(2,658)	1,810
Cash and cash equivalents, beginning of period	26,690	484
Cash and cash equivalents, end of period	$24,032	$2,294
Non-cash items:
Accounts payable excluded from capital expenditures	$75	$773

See accompanying notes.

Cypress Energy Partners, L.P.
Unaudited Condensed Consolidated Statement of Owners' Equity
For the Three Months Ended March 31, 2014
(in thousands)

	Parent Net Investment Attributable to Controlling Interest	Parent Net Investment Attributable to Non-controlling Interest	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Balance, December 31, 2013 (Recast - Note 2)	$130,012	$719	$4,816	$-	$-	$-	$-	$4,816
Net income attributable to the period from January 1, 2014 to January 20, 2014	1,092	(6)	(446)	-	-	-	-	(446)
Foreign currency translation adjustment attributable to the period from January 1, 2014 to January 20, 2014	(304)	-	-	-	-	-	-	-
Net distributions to members	(168)	-	-	-	-	-	-	-
Contribution attributable to general partner		-	482	-	-	-	-	482
Contribution of predecessor and 50.1% of TIR Entities in exchange for units	(130,632)	(713)	-	22,491	82,470	(208)	26,592	131,345
Proceeds from initial public offering, net of offering costs	-	-	(2,853)	80,213	-	-	-	77,360
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	-	-	(80,213)	-	-	-	(80,213)
Equity-based compensation	-	-	-	105	189	-	-	294
Net income attributable to the period from January 21, 2014 to March 31, 2014	-	-	-	1,049	1,049	-	779	2,877
Foreign currency translation adjustment	-	-	-	-	-	(78)	(77)	(155)
Balance, March 31, 2014	$-	$-	$1,999	$23,645	$83,708	$(286)	$27,294	$136,360

See accompanying notes.

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

1. Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on September 19, 2013 to provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies and to provide independent pipeline inspection and integrity services to producers and pipeline companies.  On January 21, 2014, we completed the initial public offering (“IPO”) of our common units representing limited partner interests. In connection with the IPO, Cypress Energy Holdings II, LLC (“Holdings II”), a wholly owned subsidiary of Cypress Energy Holdings, LLC (“Cypress Holdings”), conveyed a 100% interest in Cypress Energy Partners, LLC ("Cypress LLC") in exchange for (a) an aggregate 47.8% interest in the Partnership comprised of 671,250 common units and 4,983,750 subordinated units, and (b) the right to receive the proceeds of the IPO.  Prior to its contribution to the Partnership, Cypress LLC distributed to Cypress Holdings its interest in SBG Sheridan Facility, LLC, which owns and operates a SWD facility in Sheridan, Montana as well as its interest in three other non-operating subsidiaries.  In addition, affiliates of Cypress Holdings, conveyed an aggregate 50.1% interest in Tulsa Inspection Resources, LLC (“TIR LLC”), Tulsa Inspection Resources – Nondestructive Examination, LLC and Tulsa Inspection Resources Holdings, LLC (collectively, the “TIR Entities”) to the Partnership in exchange for an aggregate 15.7% ownership in the Partnership comprised of 929,250 common units and 929,250 subordinated units.  The Partnership subsequently conveyed its interest in the TIR Entities to Cypress LLC.  Together Cypress LLC and the TIR Entities are hereafter collectively referred to as the “Contributed Entities”.

Our business is organized into the Water and Environmental Services and Pipeline Inspection and Integrity Services reportable segments.  The Water and Environmental Services segment provides services to oil and natural gas producers and trucking companies and consists of the operations of Cypress LLC, our predecessor for accounting purposes, which owns and operates nine commercial saltwater disposal (“SWD”) facilities in the Bakken Shale region of the Williston Basin in North Dakota and in the Permian Basin in Texas.  All of the facilities currently utilize specialized equipment, full-time attendants, and remote monitoring to minimize downtime and increase efficiency for peak utilization. These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to the SWD facilities, our consolidated 51% subsidiary, Cypress Energy Services, LLC (“CES”), provides management and staffing services for three additional SWD facilities in the Bakken Shale region, pursuant to management agreements.  CES owns a 25% member interest in one of the managed wells.

Our Pipeline Inspection and Integrity Services segment provides services to various energy, public utility and pipeline companies in both the United States and Canada and consists of the operations of the TIR Entities. The inspectors perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Services are provided in Canada through two wholly owned subsidiaries of Tulsa Inspection Resources Holdings, LLC: Tulsa Inspection Resources-Canada, ULC and Foley Inspection Services, ULC, both of which are Canadian unlimited liability corporations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements for periods prior to the IPO reflect the results of our predecessor and the TIR Entities and were prepared using the historical basis in the assets and liabilities of the predecessor and the TIR Entities. We have recast prior period financial information to reflect the conveyance of the Contributed Entities to the Partnership at the closing of our IPO, as if the contribution of Cypress LLC had occurred as of January 1, 2013 and the contribution of the TIR Entities had occurred as of June 27, 2013 as Cypress Holdings and its affiliates did not acquire a controlling interest in the TIR Entities until June 27, 2013. All significant intercompany transactions and account balances have been eliminated. We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year. These reclassifications had no impact on previously reported amounts of total assets, total liabilities, owners’ equity, or net income.

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include all adjustments that we consider necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and notes required by GAAP for complete annual consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of December 31, 2013 and for the period from September 19, 2013 through December 31, 2013, the audited consolidated financial statements of Cypress Energy Partners, LLC as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 and for the period from June 1, 2011 (Inception) to December 31, 2011, the audited combined financial statements of the TIR Entities as of and for the year ended December 31, 2013, and the audited consolidated financial statements of Tulsa Inspection Resources, Inc. as of and for the years ended December 31, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Partnership’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 of each of the audited financial statements described above included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Unit-Based Compensation

Our general partner adopted a long-term incentive plan (“LTIP”) in connection with the IPO.  The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of those instruments. That cost is recognized straight-line over the requisite service period (often the vesting period) as discussed in Note 5.

Offering Costs

Incremental costs directly attributable to an offering of equity securities are deferred and charged against the gross proceeds of the offering as a reduction in owners’ equity including underwriter fees, legal and accounting fees associated with the preparation of the registration statement, and other costs related to the promotion of the offering. All other costs that are not directly related to the offering are expensed as incurred.

Income Taxes

We generally are not a taxable entity for federal, state or local income tax purposes.  We operate in multiple states in which we pay business activity or franchise based taxes that are recorded as Income tax expense in the condensed consolidated statements of income. Tax expense attributable to these state taxes was $145 thousand for the three month period ended March 31, 2014.  The tax on net income is generally borne by individual partners. Net income for financial statement purposes may differ significantly from taxable income of unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners’ tax attributes in us is not available to us.

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

On December 9, 2013, the TIR Entities were converted to pass-through entities for U.S. federal income tax purposes.  During the three month period ended March 31, 2014, the Partnership made a payment of $15.0 million for income taxes associated with the gain on the conversion.  The TIR Entities that have Canadian activity remain taxable in Canada.  In addition, effective January 1, 2014, the TIR entities formed a wholly owned subsidiary, Tulsa Inspection Resources-PUC, LLC (“TIR-PUC”), which has elected to be taxed as a corporation for U.S. federal income tax purposes.  Income tax expense for the three months ended March 31, 2014 includes certain entity-level state income taxes for both Cypress LLC and the TIR Entities, U.S. federal and state income taxes for TIR-PUC, and Canadian income taxes for the TIR Entities.

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources. Income generated by TIR-PUC is excluded from this qualifying income calculation as a result of management’s election to treat the entity as a taxable corporation.    We believe that at least 90% of our gross income has been qualifying income since our initial public offering.

We evaluate uncertain tax positions for recognition and measurement in the consolidated financial statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements. We had no material uncertain tax positions that required recognition in the consolidated financial statements at March 31, 2014.

Non-controlling Interest

The Partnership holds a controlling interest in several entities which are not wholly owned. The non-controlling interest shown in our condensed consolidated balance sheet at March 31, 2014 reflects the 49% membership interest in CES that is owned by SBG Energy Services, LLC and the 49.9% interest in each of the TIR Entities that is owned by affiliates of Cypress Holdings.  The net income attributable to non-controlling interest shown in our condensed consolidated statement of income reflects 49% of the net income of CES for the three months ended March 31, 2014 of $23 thousand and 49.9% of the net income of the TIR Entities for the period from January 21, 2014 through March 31, 2014, as adjusted in accordance with our partnership agreement, of $750 thousand.

3. Initial Public Offering

On January 21, 2014, the Partnership completed its IPO consisting of 4,312,500 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts and commissions) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  We received net proceeds of approximately $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Holdings II as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.

Total deferred offering costs of $2.9 million, including costs incurred during the three months ended March 31, 2014 of $0.3 million, were charged against the proceeds of the IPO.  In addition, the Partnership incurred $0.4 million of offering costs during the three months ended March 31, 2014, that were expensed as incurred.  These non-recurring costs are reflected as offering costs in the Partnership’s unaudited condensed consolidated statement of income for the three months ended March 31, 2014.

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

4. Credit Agreement

On December 24, 2013, we along with our affiliate Cypress Energy Partners - TIR, LLC (“CEP-TIR”), (together, the “Borrowers”), entered into a $120 million secured credit agreement as co-borrowers and co-guarantors. The credit agreement matures on December 24, 2016 and consists of a $65.0 million senior secured working capital revolving credit facility and a $55.0 million senior secured acquisition revolving credit facility. CEP-TIR agreed, in its operating agreement, not to borrow under the credit agreement and not to engage in any business other than owning non-controlling interests in the TIR Entities. The credit agreement has an accordion feature that allows us to increase the available revolving borrowings under the facilities by up to an additional $100.0 million, subject to our receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. At March 31, 2014 and December 31, 2013, there were outstanding borrowings under the credit agreement of $70.0 million and $75.0 million, respectively.  Borrowings under the credit agreement are due at maturity. If at any time outstanding borrowings exceed the combined borrowing base of the Borrowers, principal in the amount of the excess is due upon submission of the borrowing base calculation. We had $30.0 million of availability under the acquisition revolving credit facility and $20.0 million of availability under the borrowing base revolving credit facility at March 31, 2014.  The obligations under our credit agreement are secured by a first priority lien on substantially all assets of the Borrowers.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement. For the three months ended March 31, 2014, the interest rate in effect on outstanding LIBOR Borrowings was 3.36%, calculated as the weighted average LIBOR rate of 0.24% plus a weighted average margin of 3.12%. There were no Base Rate Borrowings outstanding at March 31, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended March 31, 2014 was $645 thousand, including commitment fees.

Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions. Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At March 31, 2014, our total adjusted leverage ratio was 0.8 to 1.0 and our interest coverage ratio was 5.2 to 1.0, pursuant to the credit agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our credit agreement, the lenders may declare any outstanding principal of our credit agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement.

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

5. Equity Compensation

Effective at the closing of the IPO, our general partner adopted a long-term incentive plan (“LTIP”) that authorized up to 1,182,600 units representing 10% of the currently outstanding units.  Certain directors and employees of the Partnership were awarded Phantom Restricted Units (“Units”) under the terms of the LTIP, during the three months ended March 31, 2014. The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units. This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is recognized straight-line over the vesting period of the grant. Cypress Holdings reimburses the Partnership for the direct expense of the awards and reallocates the expense to us through the annual administrative fee provided for under the terms of the omnibus agreement (Note 6).  For the three months ended March 31, 2014, the Partnership recognized $105 thousand in compensation expense under the LTIP. The following table sets forth the grants and forfeitures of Units under the LTIP for the period from January 21, 2014 (IPO date) through March 31, 2014:

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

	Units	Weighted Average Grant Date Fair Value/Unit
Units at January 1, 2014	-	$-
Units Granted	116,843	17.22
Units at March 31, 2014	116,843	$17.22

Outstanding Units issued to directors vest ratably over a three-year period from the date of grant.  The remaining Units granted to employees vest over a five-year period from the date of grant, with one third vesting at the end of the third year, one third at the end of the fourth year and one third vesting at the end of the fifth year or will vest in full upon the occurrence of a Fundamental Change, as defined in the LTIP agreement.

In conjunction with the IPO, phantom profits interest units previously issued under our predecessor’s LTIP were exchanged for 44,250 Units under the LTIP. Vesting under all of the predecessor’s exchanged awards is retroactive to the initial grant date.  The awards will be considered for all purposes to have been granted under the Partnership’s LTIP. In addition, at IPO certain profits interest units previously issued under the predecessor’s LTIP were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date. During the three months ended March 31, 2014, the Partnership recognized $189 thousand in compensation expense related to the converted subordinated units. The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $76 thousand during the three months ended March 31, 2014 as the new awards are accounted for as equity.

Tulsa Inspection Resources, Inc. also maintained a stock option plan to allow for share-based compensation for certain employees and non-employee directors and contractors.  All awards under the plan were converted or forfeited prior to the company’s conversion to a limited liability company on December 9, 2013.

6. Related-Party Transactions

Omnibus Agreement

At the closing of the IPO, we entered into an omnibus agreement with Cypress Holdings and other related parties that govern the following matters, among other things:

•    our payment of an annual administrative fee initially in the amount of $4.0 million to be paid in quarterly installments (pro-rated in the first quarter of 2014 from IPO date) to Cypress Holdings for providing us with certain partnership overhead services, including for certain executive management services by certain officers of our general partner, and compensation expense (including equity-based compensation) for all employees required to manage and operate our business. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

•    limitations on the amount of indebtedness CEP-TIR may incur under our credit agreement and the allocation of certain interest expenses to the TIR Entities; and

•    indemnification of us by Cypress Holdings for certain environmental and other liabilities, including events and conditions associated with our operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Cypress Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Cypress Holdings is not required to indemnify us.

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

The pro-rated amount charged by Cypress Holdings for the period from the closing of the IPO through March 31, 2014 was $787 thousand and is reflected in general and administrative in the condensed consolidated statement of income.

Allocated Expenses

Prior to the IPO, the Partnership reimbursed certain affiliated entities for general and administrative expenses, primarily management labor expenses, totaling $60 thousand during the three months ended March 31, 2014.  During the three months ended March 31, 2013, our predecessor allocated certain general and administrative expense to affiliates totaling $137 thousand which were recorded as a reduction of general and administrative expenses.

Distributions to / Advances from Parent

Prior to the IPO, our predecessor provided treasury and accounts payable services for Cypress Holdings and other affiliates. Amounts paid on behalf of Cypress Holdings and its affiliates, net of cash transfers from Cypress Holdings, are treated as a component of Parent Net Equity. Distributions to / Advances from Parent were $168 thousand and $197 thousand, respectively, for the three months ended March 31, 2014 and 2013.

Receivable from Affiliate

Subsequent to the IPO, the Partnership continued to fund certain payroll activities on behalf of Cypress Holdings.  Net amounts receivable from Cypress Holdings related to these payroll activities were $852 thousand at March 31, 2014.  In addition, the Partnership owes Cypress Holdings $787 related to the administrative fee under the omnibus agreement.  The net amount due to Cypress Holdings is recorded in the condensed consolidated balance sheet as Receivables from affiliates.

Other Related Party Transactions

A current board member and business partner in North Dakota has an interest in several entities with which the Partnership does business including the following:

SBG Disposal, LLC- Prior to the acquisition of certain assets and management fee contracts by Cypress Energy Services, LLC (our 51% owned entity) effective October 1, 2013, SBG Disposal, LLC provided staffing, management and back office services for the Partnership’s SWD facilities.  SBG Disposal, LLC is a wholly owned subsidiary of SBG Energy Services, LLC and provided services to our predecessor totaling $600 thousand for the three months ended March 31, 2013.  These costs are included in Cost of services.

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

Rud Transportation, LLC (Rud) – Rud a wholly owned subsidiary of SBG Energy Services, LLC is a trucking company that has various energy company customers that retain their services to haul and dispose of produced water, and flowback water.  The water is sometimes hauled to the energy customers own SWD facilities, as well as third party SWD facilities, including SWD facilities owned by the Partnership.  Total revenue recognized by the Partnership from Rud was $626 thousand and $476 thousand for the three months ended March 31, 2014 and 2013, respectively.  Accounts receivable from Rud was $626 thousand and $396 thousand at March 31, 2014 and December 31, 2013, respectively, and is included in Trade accounts receivable, net.

Effective October 1, 2013, the Partnership, through Cypress Energy Services, LLC, provides management services to its 25% owned investee company, Alati Arnegard, LLC (Arnegard).  Management fee revenue earned from Arnegard totaled $141 thousand for the three months ended March 31, 2014.  Accounts receivable from Arnegard totaled $141 thousand at March 31, 2014 and is included Trade accounts receivable, net in the condensed consolidated balance sheets.

7. Earnings per Unit

Subsequent to the IPO, the Partnership presents earnings per unit information in accordance with ASC Topic 260, “Earnings per Share.”

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s incentive distributions, by the weighted-average number of outstanding common and subordinated units.  Diluted net income per common unit includes the dilutive impact of unvested common units granted under the LTIP.  Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 21, 2014. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended March 31, 2014, the weighted-average number of units outstanding was 11,826,000 comprised of 5,913,000 common units and 5,913,000 subordinated units, respectively.

In addition to the common and subordinated units, we have also identified incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period.

8. Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $440 thousand, included in other current assets on the condensed consolidated balance sheet, and under letters of credit totaling $39 thousand.

Employment Contract Commitments

The Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  As of March 31, 2014, the aggregate commitment for future compensation and severance was approximately $915 thousand.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with, or inaccurate, the MSA’s may offer the customer the right to receive a “credit or refund” for any overcharges identified.  At March 31, 2014 and December 31, 2013, the Partnership has contingent liabilities of approximately $420 thousand associated with the probable settlement related to two ongoing customer audits of various charges previously approved by customer representatives reflected in Accrued payroll and other on the condensed consolidated balance sheets.  Both audits are expected to be concluded by the end of the second quarter of 2014.

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

9. Reportable Segments

The Company’s operations consist of two reportable segments: (i) Water and Environmental Services segment and (ii) Pipeline Inspection and Integrity Services segment.  We have recast segment financial information to reflect the conveyance of the entities comprising our reportable segments to the Partnership at the closing of our IPO (see Note 2).

Water and Environmental Services segment – This segment consists of nine operating entities comprising our SWD facilities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  This segment generates revenue primarily by treating produced water and flowback water and injecting them into our SWD facilities. Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services. These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.

Pipeline Inspection and Integrity Services segment – This segment consists of three operating entities comprising the TIR Entities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, and have centralized management and processing.  This segment provides independent inspection and integrity services to various energy, public utility and pipeline companies. The inspectors in this segment perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

The following table shows gross margin by reportable segment and a reconciliation of total segment gross margin to net income before income tax expense.

	Water and Environmental Services	Pipeline Inspection and Integrity	Total
	(in thousands)
Three months ended March 31, 2014
Revenue	$5,260	$92,263	$97,523
Costs of services	2,127	83,976	86,103
Segment gross margin	3,133	8,287	11,420
Segment general and administrative expense	609	4,345	4,954
Depreciation, amortization and accretion	926	635	1,561
Segment operating income	$1,598	$3,307	4,905
Interest expense, net			785
Offering costs			446
Other expense, net			12
Net income before income tax expense			$3,662

Total Assets	$82,362	$141,409

Three months ended March 31, 2013
Revenue	$5,337	$-	$5,337
Costs of services	1,582	-	1,582
Segment gross margin	3,755	-	3,755
Segment general and administrative expense	625	-	625
Depreciation, amortization and accretion	899	-	899
Segment operating income	$2,231	$-	2,231
Interest expense, net			-
Other expense, net			-
			$2,231

Total Assets	$83,019	$-

Cypress Energy Partners, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014 and 2013

10. Subsequent Events

The Company has evaluated subsequent events through May 14, 2014, which is the date these financial statements were available to be issued.

Our Partnership agreement calls for minimum quarterly distributions of $0.3875 per unit.  In accordance with the Partnership agreement, on April 25, 2014, we declared a quarterly cash distribution totaling $3.6 million, or $0.3014 per unit which represents the pro-rated portion of the minimum quarterly distribution adjusted to reflect the period beginning on January 21, 2014, the closing date of the IPO, through March 31, 2014. This distribution will be paid on May 15, 2014 to unitholders of record on May 6, 2014. There were no distributions declared or paid prior to this distribution.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in the IPO prospectus, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statements Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.  At the closing of our IPO on January 21, 2014, Cypress LLC and a 50.1% interest in the TIR Entities were contributed to us and became our Water and Environmental Services segment and our Pipeline Inspection and Integrity Services segment, respectively.  On June 26, 2013, Cypress Holdings indirectly acquired a controlling interest in the TIR Entities.  The contribution of the TIR Entities was treated for accounting purposes as a combination of entities under common control and the results of the TIR Entities are included in our financial statements for periods subsequent to June 26, 2013.  Accordingly, there is no operating results and discussion and analysis for the Pipeline Inspection and Integrity Services segment for the quarter ended March 31, 2013.  The financial information for our Water and Environmental Services and Pipeline Inspection and Integrity Services segments included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our audited financial statements as well as the audited financial statements of Cypress Energy Partners, LLC as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 and for the period from June 1, 2011(Inception) to December 31, 2011,  the audited combined financial statements of the Tulsa Inspection Resources Entities as of and for the year ended December 31, 2013, the audited consolidated financial statements of Tulsa Inspection Resources, Inc. as of and for the years ended December 31, 2012 and 2011, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a growth-oriented master limited partnership formed in September 2013.  We provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Water and Environmental Services segment.  The Water and Environmental Services segment is comprised of the historical operations of Cypress LLC, with the exception of one saltwater disposal (“SWD’) facility and a permit which were not contributed to us.  We own and operate nine SWD facilities, seven of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas. We also manage four other SWD facilities in the Bakken Shale region. Our Water and Environmental Services segment customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  We also provide independent pipeline inspection and integrity services to various energy, public utility and pipeline companies through our Pipeline Inspection and Integrity Services segment.  The Pipeline Inspection and Integrity Services segment is comprised of the historical operations of the TIR Entities. In both of these business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, and reduce their operating costs.

Our Initial Public Offering and Restructuring

On January 21, 2014, the Partnership completed its initial public offering  (“IPO”) of 4,312,500 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts and commissions) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  The initial yield was 7.75% with a first year estimate of distributable cash flow per unit of $1.55 for the full calendar year of 2014.  We received net proceeds of approximately $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Cypress Energy Holdings II, LLC (“Holdings II”), as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.  Holdings II is owned 100% by Cypress Holdings.

At the closing of the IPO, Holdings II conveyed its 100% member interest in Cypress LLC to the Partnership in exchange for (a) an aggregate 47.8% interest in the Partnership, and (b) the right to receive the proceeds of the IPO. Holdings II subsequently conveyed a 0.4% interest in the Partnership to certain members of management. Prior to the contribution of Cypress LLC to the Partnership, but subsequent to December 31, 2013, Cypress LLC distributed its 100% member interest in four limited liability companies, only one of which had operating activities, to Cypress Holdings. One of the distributed entities, SBG Sheridan Facility LLC, contains the assets and liabilities of an SWD facility that was previously operational but has been non-operational since June 2013 and is undergoing repair work. The historical operating results of these distributed entities were previously included in the historical financial results of Cypress LLC.  The historical results of the Partnership and our Water and Environmental Services segment have been recast to exclude the results of the Sheridan facility as if the distribution occurred at the beginning of the earliest period presented.

Affiliates of Holdings II, conveyed an aggregate 50.1% interest in the TIR Entities to the Partnership in exchange for an aggregate 11.4% ownership in the Partnership.  The Partnership subsequently conveyed its interest in the TIR Entities to Cypress LLC.

Omnibus Agreement

 Effective as of the closing of our IPO, we are party to an omnibus agreement with Cypress Holdings, CEM, Cypress LLC, our general partner, CEP-TIR, the TIR Entities, Charles C. Stephenson, Jr. and Cynthia Field that govern the following matters, among other things:

•	our payment of an annual administrative fee initially in the amount of $4.0 million to be paid in quarterly installments to Cypress Holdings for providing us with certain partnership overhead services, including for certain executive management services by certain officers of our general partner, and compensation expense, including stock-based compensation, for all employees required to manage and operate our business. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

•	limitations on the amount of indebtedness CEP-TIR may incur under our credit agreement and the allocation of certain interest expenses to the TIR Entities;

•	our right of first offer on Cypress Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services and pipeline inspection and integrity services, including the remaining interest in the TIR Entities; and

•	indemnification of us by Cypress Holdings for certain environmental and other liabilities, including events and conditions associated with our operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Cypress Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Cypress Holdings is not required to indemnify us.

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

Water and Environmental Services Segment

We generate revenue in our Water and Environmental Services segment primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities. Our results in the Water and Environmental Services segment are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services. These fees are charged on a per barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water. Through our 51.0% ownership interest in CES, we also generate revenue managing SWD facilities for a fee. Revenues in this segment are recognized when the service is performed and collectability of fees is reasonably assured.

The volumes of saltwater disposed at our SWD facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from the wells located near our facilities. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and governmental regulations. We generally expect the level of drilling to positively correlate with long-term trends in prices of oil, natural gas and NGLs. Similarly, oil and natural gas production levels nationally and regionally generally tend to positively correlate with drilling activity.  The past winter was one of the most severe on record and it impacted many of our oil and gas customers’ production that in turn impacted our SWD volumes, particularly in the Bakken Shale region.

Approximately 29% of our revenue for the three months ended March 31, 2014 in our Water and Environmental Services segment was derived from sales of residual oil recovered during the saltwater treatment process. Our ability to recover sufficient volumes of residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Pipeline Inspection and Integrity Services Segment

We generate revenue in our Pipeline Inspection and Integrity Services segment, primarily by providing inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in the Pipeline Inspection and Integrity Services segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems and distribution systems and the legal and regulatory requirements relating to the inspection and maintenance of those assets. We charge our inspectors’ services out to customers on a per project basis, including per diem charges, mileage and other reimbursement items.

The amount of revenue we generate in our Pipeline Inspection and Integrity Services segment depends primarily on the number of inspectors that perform services for our customers.

Outlook

 After an unusually harsh winter that negatively impacted our customers and our SWD volumes, we have seen sequential improvement following the end of the quarter.  Additionally, we have been awarded several new Master Service Agreements with new customers in our Pipeline Inspection & Integrity Segment and expect the impact to be reflected in higher inspector headcounts and revenues in future quarters.

We continue to evaluate a number of potential acquisition opportunities in both of our segments.  The combination of organic growth and new acquisition opportunities will influence our future distributions. We continue to expect to meet our distribution forecast for the year ending December 31, 2014 (on pro-rated basis) as contained in the IPO prospectus.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•	At the closing of the IPO, we acquired a 50.1% interest in each of the TIR Entities with Cypress Holdings and certain affiliates continuing to hold the remaining 49.9% interest (“Retained Interest”). As a result, our distributable cash flow does not include distributions on the interest in these entities not held by the Partnership. The non-controlling interest of the non-controlling members of the TIR Entities are reduced by certain interest charges as outlined in the omnibus agreement. The contribution of the TIR Entities to the Partnership has been treated as a reorganization of entities under common control. Accordingly, the results of operations and assets and liabilities of the TIR Entities will be included in the historical financial information of the Partnership for periods from June 27, 2013 through January 20, 2014, the date Cypress Holdings obtained control of the TIR Entities.

•	Historical results of Cypress LLC, as presented in our Annual Report on Form 10-K for the year ended December 31, 2013, included results of an SWD facility located in Sheridan County, Montana and a permit relating to a potential SWD facility that was distributed to Cypress Holdings prior to the closing of our IPO (“Non-contributed Properties”). The distribution of these properties has been treated as a reorganization of entities under common control. Accordingly, the historical results of these Non-contributed Properties are not reflected in the historical financial information of the Partnership or in the results of operations of our Water and Environmental Services segment included herein.

•	The effective date of the acquisition of our 51% ownership of CES was October 1, 2013; accordingly, the financial data presented below does not reflect the results of operations of CES for the three months ended March 31, 2013.

•	General and administrative expenses will increase as a result of operating as a publicly traded partnership. At the closing of the IPO, Cypress LLC, the Partnership and other affiliates entered into an omnibus agreement with Cypress Holdings. Among other things, the agreement calls for an annual administrative fee to be paid by the Partnership in the amount of $4.0 million. The fee will be paid in quarterly installments to Cypress Holdings for providing the Partnership with certain overhead services, including executive management services by certain officers of our general partner, compensation expense, including stock–based compensation expense, for employees required to manage and operate our business as well as the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees.

•	Interest expense will not be comparable between the periods presented as a result of our new credit agreement entered into in December 2013 that resulted in more favorable credit terms as compared to previous periods. Borrowings under the credit agreement were used to, among other things, refinance outstanding obligations of the TIR Entities which had significantly higher interest rates.

•	We incurred and expensed non-recurring costs associated with our IPO totaling $0.4 million for the three months ended March 31, 2014.

Consolidated Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The following table summarizes our historical unaudited consolidated statements of income for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
		(Recast)

Revenues	$97,523	$5,337
Costs of services	86,103	1,582
Gross margin	11,420	3,755
Operating costs and expense:
General and administrative	4,954	625
Depreciation, amortization and accretion	1,561	899
Operating income	4,905	2,231
Interest expense, net	785	-
Offering costs	446	-
Other expense, net	12	-
Net income before income tax expense	3,662	2,231
Income tax expense	145	-
Net income	3,517	$2,231
Net income attributable to non-controlling interests	773

Net income attributable to partners	2,744
Less:

Net income attributable to general partner	646

Net income attributable to limited partners	$2,098

See the detailed discussion of revenues, cost of sales, segment gross margins, segment general and administrative expense and depreciation and amortization by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

 General and administrative. Our Water and Environmental Services segment’s historical general and administrative expenses included expenses related to royalty expenses, management fees, legal fees and other expenses for the operation of our wells.  Under the omnibus agreement, our general partner charges us an annual administrative fee of $4.0 million (payable in equal quarterly installments) for the provision of certain partnership overhead expenses. This fee is subject to an increase by an annual amount equal to the Producer Price Index plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth. The amount of this fee is approximately the amount we would expect to reimburse the general partner for such services in the absence of the fee.  The administrative fee charged during the three months ended March 31, 2014 was $0.8 million which represents the pro-rated amount of the fee from the date of our IPO through the end of the period.  Pursuant to the omnibus agreement, the administrative fee is allocated to our Water and Environmental Service segment and our Pipeline Inspection and Integrity Services segment based on the gross margin contribution of the segments, or as otherwise determined by our board of directors and conflicts committee. The non-controlling holders of the TIR Entities agree to pay their respective shares of the administrative fee based on their proportionate ownership of the TIR Entities comprising our Pipeline Inspection and Integrity Services segment.  For the three months ended March 31, 2014, $0.2 million of the administrative fee is included in general and administrative expenses of the Water and Environmental Services segment and $0.6 million is reflected in the general and administrative expense of the Pipeline Inspection and Integrity Services segment, of which $0.3 million has been allocated to non-controlling interests.

Interest Expense.   Interest expense totaled $0.8 million for the three months ended March 31, 2014.  Interest expense consists primarily of interest on borrowings under our credit agreement ($0.6 million) as well as amortization of debt issuance costs and unused commitment fees ($0.2 million).  Average debt outstanding during the three months ended March 31, 2014 was $70.2 million.

Offering Costs.  Incremental costs directly attributable to an offering of equity securities are deferred and charged against the gross proceeds of the offering as a reduction in partners’ equity including underwriter fees, legal and accounting fees associated with the preparation of the registration statement, and other costs related to the promotion of the offering. All other costs that are not directly related to the offering are expensed as incurred.  We expensed costs of $0.4 million during the three months ended March 31, 2014 related to our IPO.

Income Tax Expense.  We believe that we qualify as a partnership for income tax purposes.  As such, we generally do not pay U.S. federal income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  We have one taxable subsidiary in the United States and two taxable corporate subsidiaries in Canada in our Pipeline Inspection and Integrity Services segment.  The income tax provision relates primarily to these subsidiaries as well as to margin based taxes in certain states in which we operate.  Certain of our business activities are taxable in some states that have business activity, gross margin, or franchise taxes.

Non-controlling Interests.  As of March 31, 2014, Cypress Holdings and certain affiliates collectively own a 49.9% interest in each of the TIR Entities within our Pipeline Inspection and Integrity Services segment.  In addition, we have one consolidated subsidiary in our Water and Environmental Services segment, Cypress Energy Services, LLC, in which an outside party, SBG Energy Services, LLC, owns a 49% interest.  The non-controlling interest represents the share of net income of the ownership interests held by parties outside of the Partnership.  The non-controlling interest holders of the TIR Entities within our Pipeline Inspection and Integrity Services segment are charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income.

Segment Operating Results

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Water and Environmental Services Segment

The following table summarizes the operating results of our Water and Environmental Services segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	Change	% Change
	(in thousands except barrel and per barrel data)

Revenue	$5,260		$5,337		$(77)	(1)%
Costs of services	2,127		1,582		545	34%
Segment gross margin	3,133	60%	3,755	70%	(622)	(17)%
Gross margin %
Segment general and administrative expense	609	12%	625	12%	(16)	(3)%
Depreciation, amortization and accretion	926		899		27	3%
Segment operating income	$1,598	30%	$2,231	42%	$(633)	(28)%
Operating Data
Total barrels of saltwater disposed	4,010		4,564		(554)	(12)%
Average revenue per barrel disposed	$1.31		$1.17		0.14	12%
Revenue variance due to barrels disposed					$(648)
Revenue variance due to revenue per barrel					571

Revenues.  Total revenues declined $77 thousand compared to the first quarter of 2013.  Of the total revenue decline, $648 thousand was due to a decrease in saltwater disposal volumes associated with unusually inclement weather in the first quarter of 2014, which negatively impacted the production of many of our E&P customers which in turn impacted our disposal volumes.  This decrease was offset by a $571 thousand increase associated with an increase in average revenue per barrel disposed driven primarily by management fee revenues associated with our acquisition of CES effective October 1, 2013 as well as an increase in oil sales which was partially offset by a decline in average revenue per barrel of disposed saltwater across the wells.

Costs of Services.  Costs of services increased $545 thousand, or 34%. This increase was primarily attributable to an increase in labor and repairs and maintenance.  Labor increased $0.2 million, due to labor costs associated with management and staffing services provided by Cypress Energy Services, LLC. The CES acquisition was not completed until the fourth quarter of 2013.  Repairs and maintenance increased $0.2 million, due to non-routine maintenance primarily incurred at three of the SWD facilities.

Gross Margin.  Gross margin decreased $0.6 million or 17%.  Gross margin as a percentage of total revenues declined to 60% for the three months ended March 31, 2014, primarily as a result of higher costs of services attributable to higher repair and maintenance expenses.

Segment Operating Income. Segment operating income decreased $0.6 million, or 28%. This decrease is primarily attributable to a 34% increase in costs of services related to labor and repairs and maintenance.

Pipeline Inspection and Integrity Services Segment

The following table summarizes the operating results of our Pipeline Inspection and Integrity Services segment for the three months ended March 31, 2014.  The operations of our Pipeline Inspection and Integrity Services segment will be reflected in the consolidated financial statements for periods beginning after June 26, 2013, the date that Cypress Holdings acquired a controlling interest in the TIR Entities.  Accordingly, there are no results included in the following table for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014		2013
	(in thousands, except operating data)

Revenue	$92,263		$-
Costs of services	83,976		-
Segment gross margin	8,287	9%	-
Segment general and administrative expense	4,345	5%	-
Depreciation, amortization and accretion	635		-
Segment operating income	$3,307	4%	$-
Operating Data
Average number of inspectors	1,506		-
Average revenue per inspector per week	$4,765		$-

Revenues.  Revenues were $92.3 million for the three months ended March 31, 2014.  The average weekly inspector headcount for the period was 1,506, resulting in average revenue per inspector of $4,765.

Costs of Services.  Costs of services were $84.0 million for the three months ended March 31, 2014.  Costs of services are primarily driven by the payroll costs associated with the average inspector headcount during the period, and to a lesser extent, reimbursable expenses associated with the inspectors including per diem, mileage, etc.

Gross Margin.  Gross margin was $8.3 million, or 9% of total revenues for the three months ended March 31, 2014.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $0.6 million for the quarter.  Amortization expenses primarily reflect amortization associated with our intangible assets.  Net property and equipment was $1.1 million at March 31, 2014 and consists primarily of small equipment.

General and Administrative Expenses.  General and administrative expenses were $4.3 million for the three months ended March 31, 2014.  General and administrative expenses primarily include recurring expenses associated with administrative personnel, including salaries and related expenses. During the quarter, we invested in some additional general management to support anticipated growth.

 Segment Operating Income.  Segment operating income was $3.3 million for the three months ended March 31, 2014.

Adjusted EBIDTA

We define Adjusted EBITDA as net income, plus interest expense, depreciation and amortization expenses, income tax expense and other non-recurring items. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to Adjusted EBITDA. Adjusted EBITDA should not be considered an alternative to net income. Because adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to a similarly titled measure of other companies, thereby diminishing their utility. As a result, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following tables present a reconciliation of Adjusted EBITDA to net income, Adjusted EBITDA attributable to partners to net income attributable to partners and Adjusted EBITDA to net cash provided by operating activities, as applicable, for each of the periods indicated.

	For the Period from January 1, 2014 through January 20, 2014	For the Period from January 21, 2014 through March 31, 2014	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA
Net income	$640	$2,877	$3,517	$2,231
Add:
Interest expense	182	603	785	-
Depreciation and amortization	351	1,259	1,610	899
Offering costs	446	-	446	-
Income tax expense	28	117	145	-
Adjusted EBITDA	$1,647	$4,856	$6,503	$3,130

Reconciliation of Adjusted EBITDA Attributable to Partners to Net Income Attributable to Partners (1)
Net income attributable to partners	$646	$2,098	$2,744
Add:
Interest expense attributable to partners	182	178	360
Depreciation and amortization attributable to partners	349	983	1,332
Offering Cost	446	-	446
Income tax expense attributable to partners	28	63	91
Adjusted EBITDA attributable to partners	$1,651	$3,322	$4,973

(1)	There were no non-controlling interests prior to October 1, 2013

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities	Three Months Ended March 31,
	2014	2013
Cash flows provided by operating activities	$3,054	$3,270
Changes in accounts receivable	(7,147)	1,310
Changes in inventory, prepaid expenses and other assets	(232)	106
Changes in accounts payable and accrued liabilities	(6,019)	(1,556)
Change in income taxes payable	15,930	-
Equity earnings in investee company	(14)	-
Offering costs	446	-
Equity-based compensation	(294)	-
Interest expense (excluding non-cash interest)	596	-
Income tax expense (excluding deferred tax benefit)	183	-
Adjusted EBITDA	$6,503	$3,130

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At March 31, 2014, our sources of liquidity included:

•	cash generated from operations, which resulted in $24.0 million in cash on the balance sheet at March 31, 2014 which includes 100% of the cash of the TIR Entities in which we own a 50.1% interest;

•	available borrowings under our credit agreement of $50.0 million at March 31, 2014; and

•	issuance of equity securities.

We anticipate that we will continue to make significant growth capital expenditures in the future, including acquiring new SWD facilities or expanding our existing assets and offerings in our current business segments. In addition, as we continue to grow the substantial working capital needs of our Pipeline Inspection and Integrity Services segment could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by borrowings under our credit agreement and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending March 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date. We will prorate (70/90th) the minimum quarterly distribution payable in respect of the quarter ending March 31, 2014 for the period from January 21, 2014 (the date of the closing of our IPO) through March 31, 2014.  On April 25, 2014, we declared a quarterly cash distribution totaling $3.6 million, or $0.3014, per unit which represents the pro-rated portion of the minimum quarterly distribution.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter to:
o	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
o	comply with applicable law, any of our debt instruments or other agreements; or
o	provide funds for distributions to our unitholders (including our general partner) for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
•	plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet our requirements for minimum quarterly distributions, working capital and capital expenditures for the foreseeable future.

Our Credit Agreement

On December 24, 2013, we along with our affiliate CEP-TIR (collectively, the “Borrowers”), entered into a $120 million secured credit agreement with Deutsche Bank AG New York Branch and BMO Harris Bank N.A. acting as arrangers. The credit agreement matures on December 24, 2016 and consists of a $65.0 million senior secured working capital revolving credit facility and a $55.0 million senior secured acquisition revolving credit facility. Under this credit agreement, which we refer to as our “credit agreement,” we and CEP-TIR are co-borrowers and co-guarantors. CEP-TIR’s assets consist only of its 36.2% interests in the TIR Entities, and CEP-TIR agreed in its operating agreement not to borrow under the credit agreement and not to engage in any business other than owning minority interests in the TIR Entities. The credit agreement has an accordion feature that allows us to increase the available revolving borrowings under the facilities by up to an additional $100.0 million, subject to our receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions.  At March 31, 2014, we had $30.0 million available under the acquisition revolving credit facility and $20.0 million available under the working capital revolving credit facility. Weighted average borrowings outstanding during the three months ended March 31, 2014 were $70.2 million. The obligations under our credit agreement are secured by a first priority lien on substantially all assets of the Borrowers.

We used borrowings under our credit agreement to repay and retire the outstanding indebtedness under TIR’s revolving credit facility and mezzanine facilities.   We intend to use the remaining borrowing capacity to fund working capital, capital expenditures, acquisitions and for general partnership purposes.

All borrowings under the credit agreement bear interest, at our option, at (i) a base rate plus a margin of 1.25% to 2.75% per annum or (“Base Rate Borrowing”) (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement. For the three months ended March 31, 2014, the weighted average interest rate on outstanding LIBOR Borrowings was 3.36%, calculated as the LIBOR rate of 0.24% plus a margin of 3.12%. There were no Base Rate Borrowings outstanding at March 31, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and payable monthly. Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions. Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At March 31, 2014, our total adjusted leverage ratio was 0.8 to 1.0 and our interest coverage ratio was 5.2 to 1.0.

In addition, our credit agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, provided, however, that we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our credit agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the working capital revolving credit facility by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the borrowing base revolving credit facility. Our calculated borrowing base at March 31, 2014 exceeded our maximum availability under the working capital revolving credit facility.  Availability under the acquisition revolving credit facility is not subject to a borrowing base calculation.

Our credit agreement also contains events of default customary for facilities of this nature. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our credit agreement, the lenders may declare any outstanding principal of our credit agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013.  The cash flows for the three months ended March 31, 2013 include the cash flows of the Water and Environmental Services segment only and are therefore not comparable to the three months ended March 31, 2014.

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$3,054	$3,270
Net cash used in investing activities	(319)	(1,770)
Net cash provided by (used in) financing activities	(5,065)	310
Effect of exchange rates on cash	(328)	-
Net increase in cash and cash equivalents	$(2,658)	$1,810

Cash Provided by Operating Activities.  Cash provided by operating activities was generated from net income of $3.5 million plus non-cash adjustments to net income of $2.1 million offset by changes in working capital totaling $1.0 million.  The changes in working capital are primarily attributable to a decline in accounts receivable of $7.1 million, primarily attributable to seasonal changes in our Pipeline Inspection and Integrity Services segment and an increase in accounts payable and accrued liabilities primarily attributable to the timing of payroll, offset by a reduction in taxes payable of $15.9 million, associated primarily with the payment of non-recurring income taxes associated with the conversion of the TIR Entities from taxable entities to pass-through entities for federal income tax purposes.

Cash Used in Investing Activities.  Cash used in investing activities is attributable to capital expenditures for the period.

Cash Used in Financing Activities.  Net cash used in financing activities is primarily attributable to the repayment of borrowings under our credit agreement of $5.0 million.  In addition, the Partnership provided treasury services for certain affiliates resulting in net payments made on behalf of the affiliates of $1.9 million which are expected to be reimbursed during the second quarter.  Proceeds from our IPO of $80.2 million were distributed to Cypress Holdings.

Capital Expenditures

Our Water and Environmental Services segment has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

•	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations.

•	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses from Cypress Holdings or third-parties and the construction or development of additional saltwater disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of the date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.

Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, borrowings under our credit agreement, the issuance of additional partnership units or debt offerings.

Our Pipeline Inspection and Integrity Services segment requires only limited capital expenditures; primarily purchases of office equipment and small amounts of field equipment.

Contractual Obligations

  There have been no material changes in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our accounting policies during the three months ended March 31, 2014. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of these policies.

Recent Accounting Standards

There have been no new accounting standards applicable to the Partnership that have been adopted during the three months ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Partnership's exposure to market risk since December 31, 2013.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and our Chief Accounting Officer and Controller.

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMAITON

Item 1.	Legal Proceedings

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

Items 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

3.1
First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P. dated as of January 21, 2014  (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2
Amended and Restated Limited Liability Company Agreement of Cypress Energy Partners GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

10.1
Contribution, Conveyance and Assumption Agreement dated as of January 21, 2014, by and among Cypress Energy Partners, L.P., Cypress Energy Holdings, LLC, Cypress Energy Holdings II, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners GP, LLC, Cypress Energy Partners – SBG, LLC, Cypress Energy Partners – TIR, LLC, Tulsa Inspection Resources, LLC, Mr. Charles C. Stephenson, Jr., Ms. Cynthia Field, Mr. G. Les Austin and Mr. Richard Carson (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 27, 2014)

10.2	Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 27, 2014)

10.3
Omnibus Agreement dated as of January 21, 2014, by and among Cypress Energy Partners, L.P., Cypress Energy Holdings, LLC, Cypress Energy Management, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners GP, LLC, Cypress Energy Partners – TIR, LLC, Foley Inspection Services ULC, Tulsa Inspection Resources, LLC, Tulsa Inspection Resources – Canada ULC, Tulsa Inspection Resources Holdings, LLC, Tulsa Inspection Resources – Nondestructive Examination, LLC, Charles C. Stephenson, Jr. and Cynthia Field (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 27, 2014)

10.4	Credit Agreement (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1/A filed on January 10, 2014)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS†	XBRL Instance Document

101 SCH†	XBRL Schema Document

101 CAL†	XBRL Calculation Linkbase Document

101 DEF†	XBRL Definition Linkbase Document

101 LAB†	XBRL Label Linkbase Document

101 PRE†	XBRL Presentation Linkbase Document

*Filed herewith.
**Furnished herewith.
† Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act, as amended, and otherwise are not subject to liability under these sections. Exhibits to be filed by amendment in accordance with Rule 405(a)(2)(ii) to Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 14, 2014.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer and Chairman of the Board

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer