Form 10-Q/A
period 2014-03-31
Cypress Energy Partners, L.P.
filed 2014-06-12
CIK 1587246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 14, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form-10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Users of the data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

3.1*
First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P. dated as of January 21, 2014  (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2*
Amended and Restated Limited Liability Company Agreement of Cypress Energy Partners GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

10.1*
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

10.2*	Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 27, 2014)

10.3*
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

10.4*	Credit Agreement (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1/A filed on January 10, 2014)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
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

*These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.
† Furnished herewith Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (eXtensible Business Reporting Language) and attached as Exhibit 101 to the report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on June 12, 2014.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1*
First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P. dated as of January 21, 2014  (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2*
Amended and Restated Limited Liability Company Agreement of Cypress Energy Partners GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

10.1*
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

10.2*	Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 27, 2014)

10.3*
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

10.4*	Credit Agreement (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1/A filed on January 10, 2014)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
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

*These exhibits were previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.
† Furnished herewith Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (eXtensible Business Reporting Language) and attached as Exhibit 101 to the report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.