Form 10-Q
period 2014-06-30
Cypress Energy Partners, L.P.
filed 2014-08-14
CIK 1587246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of August 12, 2014, the registrant had 5,913,000 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

•	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Holdings II;

•	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

•	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 671,250 common units representing 11.4% of our outstanding common units and 4,939,299 subordinated units representing 83.5% of our subordinated units;

•	“CEM LLC” refers to Cypress Energy Management, LLC, a wholly owned subsidiary of Holdings II;

•	“CEP LLC” refers to Cypress Energy Partners, LLC, which became our wholly owned subsidiary at the closing of our initial public offering (“IPO”);

•	“CEP-TIR” refers to Cypress Energy Partners – TIR, LLC, an indirect subsidiary of Holdings, and an owner of 673,400 common units representing 11.4% of our outstanding common units, 673,400 subordinated units representing 11.4% of our subordinated units and an owner of a 36.2% interest in the TIR Entities;

•	“CES LLC” refers to Cypress Energy Services, LLC, our 51.0% indirectly owned subsidiary that performs management services for 11 salt water disposal (“SWD”) facilities in North Dakota – seven of which are owned by CEP LLC. SBG Energy Services, LLC (“SBG Energy”) owns the remaining interests and CES LLC has the right to acquire such interests;

•	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

•	“Predecessor” refers to CEP LLC, the predecessor for accounting purposes of the Partnership;

•	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

•	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

•	“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiaries and TIR-NDE, all of which are 50.1% owned by CEP LLC, 36.2% owned by CEP-TIR, 10.6% owned by Charles C. Stephenson, Jr. and 3.1% owned by Cynthia Field;

•	“TIR-Foley” refers to Foley Inspection Services ULC, a Canadian subsidiary of TIR Holdings;

•	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

•	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC; and

•	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a corporate subsidiary of TIR LLC.

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.”  These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, and in this report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013
(in thousands, except unit data)
(unaudited)

	June 30,	December 31,
	2014	2013
		(Recast – Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$28,935	$26,690
Trade accounts receivable, net	50,561	60,730
Deferred tax assets	162	134
Deferred offering costs	-	2,539
Prepaid expenses and other	1,343	1,458
Total current assets	81,001	91,551
Property and equipment:
Property and equipment, at cost	42,629	42,529
Less: Accumulated depreciation	5,748	3,711
Total property and equipment, net	36,881	38,818
Intangible assets, net	31,353	32,551
Goodwill	75,460	75,466
Debt issuance costs, net	2,065	2,149
Other assets	69	55
Total assets	$226,829	$240,590

LIABILITIES, PARENT NET INVESTMENT AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,401	$2,673
Accrued payroll and other	16,891	10,662
Income taxes payable	75	16,158
Total current liabilities	19,367	29,493
Long-term debt	70,000	75,000
Deferred tax liabilities	478	541
Asset retirement obligations	9	9
Total liabilities	89,854	105,043

Commitments and contingencies – Note 10

Parent net investment attributable to controlling interests	-	130,012
Parent net investment attributable to non-controlling interests	-	719
Owners’ equity:
Partners’ capital:
Common units (5,913,000 units outstanding at June 30, 2014)	23,792	-
Subordinated units (5,913,000 units outstanding at June 30, 2014)	83,805	-
General partner	1,999	4,816
Accumulated other comprehensive loss	(78)	-
Total partners’ capital	109,518	4,816
Non-controlling interests	27,457	-
Total parent net investment and owners’ equity	136,975	135,547
Total liabilities, parent net investment and owners’ equity	$226,829	$240,590

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2014 and June 30, 2013
(in thousands, except unit and per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Recast – Note 2)		(Recast – Note 2)

Revenues	$93,722	$9,176	$191,245	$14,513
Costs of services	81,419	5,451	167,522	7,033
Gross margin	12,303	3,725	23,723	7,480

Operating costs and expense:
General and administrative	4,967	1,073	9,921	1,699
Depreciation, amortization and accretion	1,576	975	3,137	1,874
Operating income	5,760	1,677	10,665	3,907

Other income (expense):
Interest expense, net	(772)	(53)	(1,557)	(53)
Offering costs	-	-	(446)	-
Gain on reversal of contingent consideration	-	11,250	-	11,250
Other, net	37	3	25	5
Net income before income tax expense	5,025	12,877	8,687	15,109
Income tax expense	96	53	241	53
Net income	4,929	$12,824	8,446	$15,056

Net income attributable to non-controlling interests	1,249		2,022
Net income attributable to partners	3,680		6,424

Less net income attributable to general partner	-		646
Net income attributable to limited partners	$3,680		$5,778

Net income attributable to limited partners allocated to:
Common unitholders	$1,840		$2,889
Subordinated unitholders	1,840		2,889
	$3,680		$5,778

Net income per common limited partner unit:
Basic	$0.31		$0.49
Diluted	$0.31		$0.48

Net income per subordinated limited partner unit – basic and diluted	$0.31		$0.49

Weighted average common units outstanding:
Basic	5,913,000		5,913,000
Diluted	5,955,792		5,964,974

Weighted average subordinated units outstanding – basic and diluted	5,913,000		5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and June 30, 2013
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Recast – Note 2)		(Recast – Note 2)

Net income	$4,929	$12,824	$8,446	$15,056
Other comprehensive income (loss):
Foreign currency translation	415	-	(44)	-

Comprehensive income	$5,344	$12,824	$8,402	$15,056

Comprehensive income attributable to non-controlling interests	1,456	-	2,152	-

Comprehensive income attributable to controlling interests	$3,888	$12,824	$6,250	$15,056

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
		(Recast – Note 2)

Operating activities:
Net income	$8,446	$15,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,226	1,876
Loss on asset disposal	3	-
Gain on reversal of contingent consideration	-	(11,250)
Interest expense from debt issuance cost amortization	367	-
Amortization of equity-based compensation	424	-
Equity earnings in investee company	(16)	-
Deferred tax benefit, net	(75)	-
Changes in assets and liabilities:
Trade accounts receivable	10,164	(4,790)
Prepaid expenses and other	117	15
Accounts payable and accrued payroll and other	6,245	4,127
Income taxes payable	(16,083)	53
Net cash provided by operating activities	12,818	5,087

Investing activities:
Cash acquired – TIR Entities	-	10,108
Purchase of property and equipment	(392)	(1,597)
Net cash (used in) provided by investing activities	(392)	8,511

Financing activities:
Proceeds from initial public offering	80,213	-
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	(80,213)	-
Payment of deferred offering costs	(314)	-
Repayment of long-term debt	(5,000)	-
Payments on behalf of affiliates	(283)	(233)
Net advances from members	314	-
Distributions to limited partners	(3,566)	-
Distributions to non-controlling members of the TIR Entities	(1,293)	-
Net cash used in financing activities	(10,142)	(233)

Effect of exchange rates on cash	(39)	-

Net increase in cash and cash equivalents	2,245	13,365
Cash and cash equivalents, beginning of period	26,690	484
Cash and cash equivalents, end of period	$28,935	$13,849

Non-cash items:
Accounts payable excluded from capital expenditures	$42	$165

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statement of Owners’ Equity
For the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Parent Net	Parent Net	Owner’s Equity
	Investment	Investment				Accumulated
	Attributable to	Attributable to				Other	Non-	Total
	Controlling	Non-controlling	General	Common	Subordinated	Comprehensive	controlling	Owners’
	Interest	Interest	Partner	Units	Units	Income (Loss)	Interests	Equity

Balance, December 31, 2013 (Recast – Note 2)	$130,012	$719	$4,816	$-	$-	$-	$-	$4,816

Net income attributable to the period from January 1, 2014 to January 20, 2014	1,092	(6)	(446)	-	-	-	-	(446)

Foreign currency translation adjustment attributable to the period from January 1, 2014 to January 20, 2014	(304)	-	-	-	-	-	-	-

Net distributions to members	(168)	-	-	-	-	-	-	-

Contribution attributable to general partner	-	-	482	-	-	-	-	482

Contribution of predecessor and 50.1% of TIR Entities in exchange for units	(130,632)	(713)	-	22,491	82,470	(208)	26,592	131,345

Proceeds from initial public offering, net of offering costs	-	-	(2,853)	80,213	-	-	-	77,360

Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	-	-	(80,213)	-	-	-	(80,213)

Equity-based compensation	-	-	-	195	229	-	-	424

Net income attributable to the period from January 21, 2014 to June 30, 2014	-	-	-	2,889	2,889	-	2.028	7,806

Distributions to limited partners	-	-	-	(1,783)	(1,783)	-	-	(3,566)

Distributions to non-controlling members of the TIR Entities	-	-	-	-	-	-	(1,293)	(1,293)

Foreign currency translation adjustment attributable to the period from January 21, 2014 to June 30, 2014	-	-	-	-	-	130	130	260

Balance, June 30, 2014	$-	$-	$1,999	$23,792	$83,805	$(78)	$27,457	$136,975

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on September 19, 2013 to provide saltwater disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies and to provide independent pipeline inspection and integrity services to producers and pipeline companies.  On January 21, 2014, we completed the initial public offering (“IPO”) of our common units representing limited partner interests. In connection with the IPO, Cypress Energy Holdings II, LLC (“Holdings II”), a wholly owned subsidiary of Cypress Energy Holdings, LLC (“Holdings”), conveyed a 100% interest in Cypress Energy Partners, LLC (“CEP LLC”), our predecessor for accounting purposes, in exchange for (a) an aggregate 47.8% interest in the Partnership comprised of 671,250 common units and 4,983,750 subordinated units, and (b) the right to receive the proceeds of the IPO.  Prior to its contribution to the Partnership, CEP LLC distributed to Holdings its interest in SBG Sheridan Facility, LLC, which owns and operates a SWD facility in Sheridan, Montana as well as its interest in three other non-operating subsidiaries.  In addition, affiliates of Holdings, conveyed an aggregate 50.1% interest in Tulsa Inspection Resources, LLC (“TIR LLC”), Tulsa Inspection Resources – Nondestructive Examination, LLC (“TIR-NDE”) and Tulsa Inspection Resources Holdings, LLC (“TIR Holdings”) (collectively, the “TIR Entities”) to the Partnership in exchange for an aggregate 15.7% ownership in the Partnership comprised of 929,250 common units and 929,250 subordinated units.  Affiliates of Holdings hold the remaining 49.9% interest in the TIR Entities not contributed to the Partnership.  The Partnership subsequently conveyed its interest in the TIR Entities to CEP LLC.  Together CEP LLC and the TIR Entities are hereafter collectively referred to as the “Contributed Entities”.

Our business is organized into the Water and Environmental Services and Pipeline Inspection and Integrity Services reportable segments.  The Water and Environmental Services segment provides services to oil and natural gas producers and trucking companies and consists of the operations of CEP LLC, which owns and operates seven commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas.  All of the facilities currently utilize specialized equipment, full-time attendants, and remote monitoring to minimize downtime and increase efficiency for peak utilization. These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to the SWD facilities, our consolidated 51% subsidiary, Cypress Energy Services, LLC (“CES LLC”), provides management and staffing services for three additional SWD facilities in the Bakken Shale region, pursuant to management agreements.  CES LLC also owns a 25% member interest in one of the managed wells.

Our Pipeline Inspection and Integrity Services segment provides services to various energy, public utility and pipeline companies in both the United States and Canada and consists of the operations of the TIR Entities. The inspectors perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Services are provided in Canada through two wholly owned subsidiaries of TIR Holdings – Tulsa Inspection Resources-Canada, ULC (“TIR-Canada”) and Foley Inspection Services, ULC (“TIR-Foley”) – both Canadian unlimited liability corporations.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The  Condensed Consolidated Financial Statements for periods prior to the IPO reflect the results of our predecessor and the TIR Entities and were prepared using the historical basis in the assets and liabilities of the predecessor and the TIR Entities. We have recast prior period financial information to reflect the conveyance of the Contributed Entities to the Partnership at the closing of our IPO, as if the contribution of CEP LLC had occurred as of January 1, 2013 and the contribution of the TIR Entities had occurred as of June 26, 2013, as Holdings and its affiliates did not acquire a controlling interest in the TIR Entities until June 26, 2013. All significant intercompany transactions and account balances have been eliminated. We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year. These reclassifications had no impact on previously reported amounts of total assets, total liabilities, owners’ equity, or net income.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

The accompanying  Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The  Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the  Condensed Consolidated Financial Statements do not include all the information and notes required by GAAP for complete consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim  Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of December 31, 2013 and for the period from September 19, 2013 through December 31, 2013, the audited consolidated financial statements of CEP LLC as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 and for the period from June 1, 2011 (Inception) to December 31, 2011, the audited combined financial statements of the TIR Entities as of and for the year ended December 31, 2013, and the audited consolidated financial statements of Tulsa Inspection Resources, Inc. as of and for the years ended December 31, 2012 and 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Partnership’s  Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 of each of the audited financial statements described above included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Unit-Based Compensation

Cypress Energy Partners GP, LLC (“General Partner”) adopted a long-term incentive plan (“LTIP”) in connection with the IPO.   The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of those instruments. That cost is recognized straight-line over the requisite service period (often the vesting period) as discussed in Note 7.

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

Income Taxes

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax on net income is generally borne by the individual partners.  Net income for financial statement purposes may differ significantly from taxable income of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners’ tax attributes in us is not available to us.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

On December 9, 2013, the TIR Entities converted from corporate status to pass-through entities for U.S. federal income tax purposes.  The Partnership made a payment of $15.0 million for income taxes associated with the gain on this conversion in the first quarter of 2014.  The TIR Entities that have Canadian activity remain taxable in Canada.  In addition, effective January 1, 2014, the TIR entities formed a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), which has elected to be taxed as a corporation for U.S. federal income tax purposes.  Income tax expense reflected on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 differs from an expected statutory rate of 35% due primarily to the non-taxable nature of partnership earnings for both U.S. federal and state income tax purposes (pass-through status) offset by the corporate income taxes of TIR-PUC, the Canadian income taxes related to the TIR Entity foreign operations and any applicable state business activity and franchise taxes.

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources. Income generated by TIR-PUC is excluded from this qualifying income calculation as a result of management’s election to treat the entity as a taxable corporation.    Distributions of after tax earnings from TIR-PUC to TIR LLC would be considered qualifying income.  We believe that at least 90% of our gross income has been qualifying income since our IPO.

We evaluate uncertain tax positions for recognition and measurement in the Condensed Consolidated Financial Statements. To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the Condensed Consolidated Financial Statements. We had no material uncertain tax positions that required recognition in the Condensed Consolidated Financial Statements at June 30, 2014.

Non-controlling Interest

The Partnership holds a controlling interest in several entities which are not wholly owned. The Non-controlling interests shown in our Condensed Consolidated Balance Sheet at June 30, 2014 reflects the 49% membership interest in CES LLC that is owned by SBG Energy Services, LLC (“SBG Energy”) and the 49.9% interest in each of the TIR Entities that is owned by affiliates of Holdings.  The Net income attributable to non-controlling interests shown in our Condensed Consolidated Statements of Income reflects 49% of the net income of CES LLC for the three and six months ended June 30, 2014 of $0.1 million and $0.2 million, respectively, and 49.9% of the net income of the TIR Entities for the three months ended June 30, 2014 and for the period from January 21, 2014 through June 30, 2014, as adjusted in accordance with our partnership agreement, of $1.1 million and $1.8 million, respectively.

New Accounting Standard

The Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership will be required to comply with this ASU beginning in 2017.  We are currently evaluating the impact of this ASU on the financial information of the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

3.  Initial Public Offering

On January 21, 2014, the Partnership completed its IPO consisting of 4,312,500 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts, commissions and fees) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  We received net proceeds of $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Holdings II as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.

Total deferred offering costs of $2.9 million, including costs incurred during the six months ended June 30, 2014 of $0.3 million, were charged against the proceeds of the IPO.  In addition, the Partnership incurred $0.4 million of offering costs during the six months ended June 30, 2014, that were expensed as incurred.  No offering costs were incurred during the three months ended June 30, 2014.  These non-recurring costs are reflected as offering costs in the Partnership’s Condensed Consolidated Statements of Income for the six months ended June 30, 2014.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

4.  Business Combination

As discussed in Note 2, we acquired a controlling interest in Tulsa Inspection Resources, Inc. and its subsidiaries (“TIR Inc.”) on June 26, 2013.  This transaction qualified as a business combination and therefore the assets and liabilities were recorded at their fair value.  On December 9, 2013, TIR Inc. merged into TIR LLC at which time, we acquired the remaining interests in TIR Inc.  We used various measurements to determine fair value including replacement costs, liquidation values, future cash flows on a discounted basis, payoff values, average industry royalty rates, among other measurements.  Due to the unobservable nature of these assumptions, these fair value measurements are considered to be Level 3 fair value estimates.

The fair value of the assets and liabilities acquired as of June 26, 2013 were as follows:

Fair Value
(in thousands)
Cash	$10,108
Other working capital, net	33,990
Property and equipment	1,075
Intangible assets:
Trade names and trademarks	10,850
Inspector database	2,080
Customer relationships	21,380
Goodwill	40,638
Total value of assets acquired	120,121

Mezzanine debt	(19,756)
Factoring debt	(36,748)
Total liabilities assumed	(56,504)

Net assets and liabilities as of June 26, 2013	$63,617

The following summarized consolidated income statement information for the three and six months ended June 30, 2013 presents the pro forma results of operations as if the acquisition of the TIR Entities was completed on January 1, 2013:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands)

Revenues	$9,176	$87,962	$14,513	$167,502
Net income	$12,824	$13,097	$15,056	$16,009

These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had the acquisition been completed on January 1, 2013, or the results that will be attained in the future.

5.  Contingent Consideration

On December 31, 2012, CEP LLC acquired 100% of the membership interests in six operating commercial SWD facilities and other businesses and assets from SBG Energy.  The purchase agreement called for contingent consideration to be paid to SBG Energy based on the acquired wells meeting certain profitability thresholds in 2013. CEP LLC initially recorded a liability for the contingent consideration totaling $11.25 million. The acquired wells did not meet the profitability thresholds and the contingent liability was reversed in full during the quarter ended June 30, 2013 and was recorded in the Condensed Consolidated Statements of Income as a Gain on reversal of contingent consideration.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

6.  Credit Agreement

In December 2013, we, along with our affiliate Cypress Energy Partners – TIR, LLC (“CEP-TIR”), (together, the “Borrowers”), entered into a $120.0 million secured credit agreement as co-borrowers and co-guarantors. The credit agreement matures in December 2016 and consists of a $65.0 million senior secured working capital revolving credit facility and a $55.0 million senior secured acquisition revolving credit facility.  At June 30, 2014 and December 31, 2013, there were outstanding borrowings under the credit agreement of $70.0 million and $75.0 million, respectively.  Borrowings under the credit agreement are due at maturity. If at any time outstanding borrowings exceed the combined borrowing base of the Borrowers, principal in the amount of the excess is due upon submission of the borrowing base calculation. We had $30.0 million of availability under the acquisition revolving credit facility and $20.0 million of availability under the working capital revolving credit facility at June 30, 2014.  The obligations under our credit agreement are secured by a first priority lien on substantially all assets of the Borrowers.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement. For the three and six months ended June 30, 2014, the interest rate on credit agreement borrowings ranged between 2.7% and 3.5%.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three and six months ended June 30, 2014 was $0.5 million and $1.1 million, respectively, including commitment fees.

Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions. Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At June 30, 2014, our total adjusted leverage ratio was 0.79 to 1.0 and our interest coverage ratio was 5.78 to 1.0, pursuant to the credit agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our credit agreement, the lenders may declare any outstanding principal of our credit agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement.

In addition, our credit agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests.  However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our credit agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the working capital revolving credit facility by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the working capital revolving credit facility.

7.  Equity Compensation

Effective at the closing of the IPO, our General Partner adopted a long-term incentive plan (“LTIP”) that authorized up to 1,182,600 units representing 10% of the currently outstanding units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP. The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units. This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is recognized straight-line over the vesting period of the grant. Holdings reimburses the Partnership for the direct expense of the awards and reallocates the expense to us through the annual administrative fee provided for under the terms of the omnibus agreement (Note 8).  For the three and six months ended June 30, 2014, the Partnership recognized $0.1 million and $0.2 million, respectively, in compensation expense under the LTIP. The following table sets forth the grants and forfeitures of Units under the LTIP for the period from January 1, 2014 through June 30, 2014:

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

		Weighted
		Average
		Grant
	Number	Date Fair
	of Units	Value / Unit

Units at January 1, 2014	-	$-
Units granted	131,414	$17.48
Units forfeited	(17,136)	$16.89
Units at June 30, 2014	114,278	$17.57

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

In conjunction with the IPO, phantom profits interest units previously issued under our predecessor’s LTIP were exchanged for 44,250 Units under the LTIP. Vesting under all of the predecessor’s exchanged awards is retroactive to the initial grant date.  The awards will be considered for all purposes to have been granted under the Partnership’s LTIP.  In addition, at IPO, certain profits interest units previously issued under the predecessor’s LTIP were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $0.1 million in the first quarter of 2014 as the new awards are accounted for as equity.

8.  Related-Party Transactions

Omnibus Agreement

Effective, as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties that govern the following matters, among other things:

•	our payment of an annual administrative fee, initially in the amount of $4.0 million to be paid in quarterly installments (pro-rated in 2014 from the IPO date) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and compensation expense (including equity-based compensation) for all employees required to manage and operate our business. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

•	limitations on the amount of indebtedness CEP-TIR may incur under our credit agreement and the allocation of certain interest expenses to the TIR Entities;

•	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services and pipeline inspection and integrity services, including the remaining interest in the TIR Entities; and

•	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors.

The amount charged by Holdings for the three and six months ended June 30, 2014 was $1.0 million and $1.8 million, respectively, and are reflected in General and administrative in the Condensed Consolidated Statements of Income.

Allocated Expenses

Prior to the IPO, the Partnership reimbursed certain affiliated entities for general and administrative expenses, primarily management labor expenses, totaling $0.1 million, which is reflected in General and administrative in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014.  During the three and six months ended June 30, 2013, our predecessor allocated certain general and administrative expense to affiliates totaling $0.2 million and $0.3 million, respectively, which were recorded as a reduction of General and administrative expenses.

Distributions to / Advances from Parent

Prior to the IPO, our predecessor provided treasury and accounts payable services for Holdings and other affiliates. Amounts paid on behalf of Holdings and its affiliates, net of cash transfers from Holdings, are treated as a component of Parent Net Equity. Net distributions to Parent were $0.2 million for the six months ended June 30, 2014.  There were no net distributions / advances during the three months ended June, 30, 2014.  Net distributions to Parent were $0.2 million for the six months ended June 30, 2013.  There were no net distributions / advances during the three months ended June 30, 2013.

Other Related Party Transactions

A current board member and business partner in North Dakota has an interest in several entities with which the Partnership does business including the following:

•	SBG Disposal, LLC (“SBG Disposal”) – Prior to the acquisition of certain assets and management fee contracts by CES LLC effective October 1, 2013, SBG Disposal provided staffing, management and back office services for a portion of the Partnership’s SWD facilities. SBG Disposal is a wholly owned subsidiary of SBG Energy and provided services to our predecessor totaling $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively. These costs are included in Costs of services on the Condensed Consolidated Statements of Income.

•	Rud Transportation, LLC (“Rud”) – Rud, a wholly owned subsidiary of SBG Energy is a trucking company that has various energy company customers that retain their services to haul and dispose of produced water and flowback water. The water is sometimes hauled to the energy customers’ own SWD facilities, third party SWD facilities and / or SWD facilities owned by the Partnership. Total revenue recognized by the Partnership from Rud was $0.8 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. Accounts receivable from Rud was $0.9 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively, and is included in Trade accounts receivable, net.

Effective October 1, 2013, the Partnership, through CES LLC, provides management services to its 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively.  Accounts receivable from Arnegard totaled $0.1 million at June 30, 2014 and December 31, 2013 and are included in Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

CES LLC outsources employee management and related costs to an affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”)  CEM-BO is owned 49% by an affiliate of SBG Energy.  Total employee related costs paid to CEM-BO were $0.8 million and $1.5 million for the three and six month periods ended June 30, 2014.  Included in Accounts payable on the Condensed Consolidated Balance Sheets was $0.2 million and $0.1 million at June 30, 2014 and December 31, 2013, respectively, related to this arrangement.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

9.  Earnings per Unit and Cash Distributions

Subsequent to the IPO, the Partnership presents earnings per unit information in accordance with ASC Topic 260 – Earnings per Share.

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 21, 2014. The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three and six months ended June 30, 2014, the weighted-average number of units outstanding was 11,826,000, comprised of 5,913,000 common units and 5,913,000 subordinated units.

In addition to the common and subordinated units, we have also identified incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of units outstanding during the period.

Our partnership agreement calls for minimum quarterly distributions.  The following table summarizes the distributions declared since our IPO.  There were no Partnership distributions declared or paid prior to these distributions.

				Amount		Amount Paid
Period	Date Declared	Record Date	Date Paid	Per Unit		Limited Partners
						(in thousands)
First Quarter	April 25, 2014	May 6, 2014	May 15, 2014	$0.3014	(a)	$3,566
Second Quarter	July 29, 2014	August 8, 2014	August 14, 2014 (b)	$0.3968		$4,693

(a)	Reflects a proration of the targeted minimum quarterly cash distribution of $0.3875 for the period from the closing of the Partnership’s IPO on January 21, 2014 through March 31, 2014.
(b)	Our Board of Directors declared this cash distribution on July 29, 2014 to be paid on August 14, 2014 to unitholders of record at the close of business on August 8, 2014.

Currently, approximately 63.5% of the Partnership’s outstanding units are held by affiliates.  As such, $2.3 million and $3.0 million of the distributions paid on May 15 and August 14 (see note (b) above), respectively, were distributed to affiliates of the Partnership.

In addition, the TIR Entities made cash distributions totaling $3.0 million during the second quarter of 2014, of which $1.7 million was distributed to the Partnership and the remaining $1.3 million distributed to non-controlling members of the TIR Entities.

10.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.4 million at June 30, 2014 and December 31, 2013 included in Other current assets on the Condensed Consolidated Balance Sheets.

Employment Contract Commitments

A subsidiary of the Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  As of June 30, 2014, the aggregate commitment for future compensation and severance was approximately $0.9 million.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may offer the customer the right to receive a “credit or refund” for any overcharges identified.  At June 30, 2014 and December 31, 2013, the Partnership had contingent liabilities of approximately $0.3 million and $0.4 million respectively, associated with the probable settlement related to ongoing customer audits of various charges previously approved by customer representatives reflected in Accrued payroll and other on the Condensed Consolidated Balance Sheets.  The liabilities related to these audits are expected to be resolved before the end of the year.

Legal Proceeding

On July 3, 2014, a group of former minority shareholders of TIR Inc., formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members.  TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities that closed in December 2013 (the “TIR Merger”). The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares in the TIR Merger and are seeking rescission of the TIR Merger or, alternatively, unspecified compensatory and punitive damages.  The Partnership is not named as a defendant in this civil action.

In the second quarter of 2013, the former shareholders offered an acquisition proposal to TIR Inc. that was rejected as inferior by TIR Inc.’s management and founders and a control block of its then current shareholders, compared to an offer to obtain a controlling position made by an affiliate of the Partnership.  As previously disclosed, in December 2013, TIR Inc. was merged into TIR LLC.  The former shareholders in TIR Inc. were given the right to receive cash upon delivery of their TIR Inc. shares or the right to exercise statutory appraisal rights under Oklahoma law.  The former shareholders elected not to pursue their appraisal rights and accepted the cash payment, pursuant to the terms of the merger agreement.

TIR LLC and the other defendants have been advised by counsel that the action lacks merit. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote.  In addition, the Partnership anticipates no disruption in its business operations or those of TIR LLC related to this action.

11.  Reportable Segments

The Partnership’s operations consist of two reportable segments: (i) Water and Environmental Services segment and (ii) Pipeline Inspection and Integrity Services segment.  We have recast segment financial information to reflect the conveyance of the entities comprising our reportable segments to the Partnership as of the closing of our IPO (see Note 3).

Water and Environmental Services segment – This segment consists of nine operating SWD facilities, as well as other managed SWD facilities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services. These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.

Pipeline Inspection and Integrity Services segment – This segment consists of the TIR Entities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, including centralized management and processing.  This segment provides independent inspection and integrity services to various energy, public utility and pipeline companies. The inspectors in this segment perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

The following tables show operating income by reportable segment and a reconciliation of combined total segment operating income to net income before income tax expense:

		Pipeline
	Water and	Inspection
	Environmental	and Integrity
	Services	Services	Total
		(in thousands)

Three months ended June 30, 2014
Revenues	$5,995	$87,727	$93,722
Costs of services	1,914	79,505	81,419
Gross margin	4,081	8,222	12,303
General and administrative expense	816	4,151	4,967
Depreciation, amortization and accretion	940	636	1,576
Operating income	$2,325	$3,435	5,760

Other income (expense):
Interest expense, net			(772)
Other, net			37
Net income before income tax expense			$5,025

Total assets	$81,912	$142,167

Three months ended June 30, 2013 (a)
Revenues	$5,069	$4,107	$9,176
Costs of services	1,726	3,725	5,451
Gross margin	3,343	382	3,725
General and administrative expense	903	170	1,073
Depreciation, amortization and accretion	942	33	975
Operating income	$1,498	$179	1,677

Other income (expense):
Interest expense, net			(53)
Gain on reversal of contingent consideration			11,250
Other, net			3
Net income before income tax expense			$12,877

Total assets	$83,563	$140,078

(a)	Three month period ended June 30, 2013 for the Pipeline Inspection and Integrity Services segment represents activity from June 26, 2013 (date of acquisition of the TIR Entities) through June 30, 2013 (4 days).

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

		Pipeline
	Water and	Inspection
	Environmental	and Integrity
	Services	Services	Total
	(in thousands)

Six months ended June 30, 2014
Revenues	$11,255	$179,990	$191,245
Costs of services	4,041	163,481	167,522
Gross margin	7,214	16,509	23,723
General and administrative expense	1,425	8,496	9,921
Depreciation, amortization and accretion	1,866	1,271	3,137
Operating income	$3,923	$6,742	10,665

Other income (expense):
Interest expense, net			(1,557)
Offering costs			(446)
Other, net			25
Net income before income tax expense			$8,687

Total assets	$81,912	$142,167

Six months ended June 30, 2013 (a)
Revenues	$10,406	$4,107	$14,513
Costs of services	3,308	3,725	7,033
Gross margin	7,098	382	7,480
General and administrative expense	1,529	170	1,699
Depreciation, amortization and accretion	1,841	33	1,874
Operating income	$3,728	$179	3,907

Other income (expense):
Interest expense, net			(53)
Gain on reversal of contingent consideration			11,250
Other, net			5
Net income before income tax expense			$15,109

Total assets	$83,563	$140,078

(a)	Six month period ended June 30, 2013 for the Pipeline Inspection and Integrity Services segment represents activity from June 26, 2013 (date of acquisition of the TIR Entities) through June 30, 2013 (4 days).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in the IPO prospectus, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.  At the closing of our IPO on January 21, 2014, CEP LLC and a 50.1% interest in the TIR Entities were contributed to us and became our Water and Environmental Services segment and our Pipeline Inspection and Integrity Services segment, respectively.   On June 26, 2013, Holdings and its affiliates acquired a controlling interest in the TIR Entities.  The contribution of the TIR Entities was treated for accounting purposes as a combination of entities under common control and the results of the TIR Entities are included in our financial statements for periods subsequent to June 26, 2013.  Accordingly, as discussed in Note 2 to the Condensed Consolidated Financial Statements, we have recast our prior period financial information to reflect this contribution of entities under common control as if the contribution of CEP LLC had occurred at January 1, 2013 and the contribution of the TIR Entities had occurred at June 26, 2013, the date we obtained control. The financial information for our Water and Environmental Services and Pipeline Inspection and Integrity Services segments included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our audited financial statements as well as the audited financial statements of CEP LLC as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 and for the period from June 1, 2011(Inception) to December 31, 2011,  the audited combined financial statements of the TIR Entities as of and for the year ended December 31, 2013, the audited consolidated financial statements of Tulsa Inspection Resources, Inc. as of and for the years ended December 31, 2012 and 2011, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a growth-oriented master limited partnership formed in September 2013.  We provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Water and Environmental Services segment.  The Water and Environmental Services segment is comprised of the historical operations of CEP LLC, with the exception of one SWD facility and a permit which were not contributed to us.  We operate nine SWD facilities, seven of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas. We also manage four other SWD facilities in the Bakken Shale region. Our Water and Environmental Services segment customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  We also provide independent pipeline inspection and integrity services to various energy, public utility and pipeline companies through our Pipeline Inspection and Integrity Services segment.  The Pipeline Inspection and Integrity Services segment is comprised of the historical operations of the TIR Entities. In both of these business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, and reduce their operating costs.

Our Initial Public Offering and Restructuring

On January 21, 2014, the Partnership completed its IPO of 4,312,500 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts, commissions and fees) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  The initial yield was 7.75% with a first year estimate of distributable cash flow per unit of $1.55 for the full calendar year of 2014.  We received net proceeds of approximately $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Holdings II as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.

At the closing of the IPO, Holdings II conveyed its 100% member interest in CEP LLC to the Partnership in exchange for (a) an aggregate 47.8% interest in the Partnership, and (b) the right to receive the proceeds of the IPO. Holdings II subsequently conveyed a 0.4% interest in the Partnership to certain members of management.  Prior to the contribution of CEP LLC to the Partnership, but subsequent to December 31, 2013, CEP LLC distributed its 100% member interest in four limited liability companies, only one of which had operating activities, to Holdings II. One of the distributed entities, SBG Sheridan Facility LLC, contains the assets and liabilities of an SWD facility that was previously operational but has been non-operational since June 2013 and is undergoing repair work. The historical operating results of these distributed entities were previously included in the historical financial results of CEP LLC.  The historical results of the Partnership and our Water and Environmental Services segment have been recast to exclude the results of the Sheridan facility as if the distribution occurred at the beginning of the earliest period presented.

Affiliates of Holdings II, conveyed an aggregate 50.1% interest in the TIR Entities to the Partnership in exchange for an aggregate 11.4% ownership in the Partnership.  The Partnership subsequently conveyed its interest in the TIR Entities to CEP LLC.

Omnibus Agreement

 Effective as of the closing of our IPO, we are party to an omnibus agreement with Holdings, CEM LLC, CEP LLC, our General Partner, CEP-TIR, the TIR Entities, Charles C. Stephenson, Jr. and Cynthia Field that govern the following matters, among other things:

•	our payment of an annual administrative fee, initially in the amount of $4.0 million to be paid in quarterly installments (pro-rated in 2014 from the IPO date) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and compensation expense (including equity-based compensation) for all employees required to manage and operate our business. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

•	limitations on the amount of indebtedness CEP-TIR may incur under our credit agreement and the allocation of certain interest expenses to the TIR Entities;

•	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services and pipeline inspection and integrity services, including the remaining interest in the TIR Entities; and

•	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the conflicts committee.

Water and Environmental Services Segment

We generate revenue in our Water and Environmental Services segment primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities. Our results in the Water and Environmental Services segment are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services. These fees are charged on a per barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.  Through our 51.0% ownership interest in CES LLC, we also generate revenue managing SWD facilities for a fee. Revenues in this segment are recognized when the service is performed and collectability of fees is reasonably assured.

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

Approximately 25% and 27% of our revenue for the three and six months ended June 30, 2014, respectively, in our Water and Environmental Services segment was derived from sales of residual oil recovered during the saltwater treatment process. Our ability to recover sufficient volumes of residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Pipeline Inspection and Integrity Services Segment

We generate revenue in our Pipeline Inspection and Integrity Services segment primarily by providing inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in the Pipeline Inspection and Integrity Services segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems and distribution systems and the legal and regulatory requirements relating to the inspection and maintenance of those assets. We charge our inspectors’ services out to customers on a per project basis, including per diem charges, mileage and other reimbursement items.

Outlook

 After an unusually harsh winter that negatively impacted our customers and our SWD volumes in the first quarter of 2014, we have seen sequential improvement throughout the second quarter and into the beginning of the third quarter in our Water and Environmental Services Segment.  Additionally, we have been awarded several new Master Service Agreements with new customers in our Pipeline Inspection and Integrity Segment and expect the impact to be reflected in higher inspector headcounts and revenues in future quarters.

We continue to evaluate a number of potential acquisition opportunities in both of our segments.  The combination of organic growth and new acquisition opportunities will influence our future partnership distributions. Based upon the 2.41% increase above our second quarter minimum quarterly distribution, we now expect to exceed our distribution forecast for the year ending December 31, 2014 as outlined in the IPO prospectus.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•	At the closing of the IPO, we acquired a 50.1% interest in each of the TIR Entities with Holdings and certain affiliates continuing to hold the remaining 49.9% interest (“Retained Interest”). The non-controlling interest of the non-controlling members of the TIR Entities are reduced by certain interest charges as outlined in the omnibus agreement. The contribution of interests in the TIR Entities to the Partnership has been treated as a reorganization of entities under common control. Accordingly, the results of operations and assets and liabilities of the TIR Entities will be included in the historical financial information of the Partnership for periods from June 26, 2013, the date Holdings obtained control of the TIR Entities.

•	Historical results of CEP LLC, as presented in our Annual Report on Form 10-K for the year ended December 31, 2013, included results of an SWD facility located in Sheridan County, Montana and a permit relating to a potential SWD facility that was distributed to Holdings prior to the closing of our IPO (“Non-contributed Properties”). The distribution of these properties has been treated as a reorganization of entities under common control. Accordingly, the historical results of these Non-contributed Properties are not reflected in the historical financial information of the Partnership or in the results of operations of our Water and Environmental Services segment included herein.

•	The effective date of the acquisition of our 51% ownership of CES LLC was October 1, 2013; accordingly, the financial data presented below does not reflect the results of operations of CES LLC for the three or six months ended June 30, 2013.

•	General and administrative expenses will increase as a result of operating as a publicly traded partnership. At the closing of the IPO, CEP LLC, the Partnership and other affiliates entered into an omnibus agreement with Holdings. Among other things, the agreement calls for an annual administrative fee to be paid by the Partnership in the amount of $4.0 million. The fee will be paid in quarterly installments to Holdings for providing the Partnership with certain overhead services, including executive management services by certain officers of our General Partner, compensation expense, including stock-based compensation expense for employees required to manage and operate our business as well as the costs of operating a publicly traded partnership, including costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent registered public accounting firm fees, investor relations activities and registrar and transfer agent fees.

•	Interest expense will not be comparable between the periods presented as a result of our new credit agreement entered into in December 2013 that resulted in more favorable credit terms as compared to previous periods. Borrowings under the credit agreement were used to, among other things, refinance outstanding obligations of the TIR Entities which had significantly higher interest rates.

•	We incurred and expensed non-recurring costs associated with our IPO totaling $0.4 million for the six months ended June 30, 2014.

Consolidated Results of Operations

The following table summarizes our historical Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (a)	2014	2013 (a)
		(Recast)		(Recast)
		(in thousands)

Revenues	$93,722	$9,176	$191,245	$14,513
Costs of services	81,419	5,451	167,522	7,033
Gross margin	12,303	3,725	23,723	7,480
Operating costs and expenses:
General and administrative	4,967	1,073	9,921	1,699
Depreciation, amortization and accretion	1,576	975	3,137	1,874
Operating income	5,760	1,677	10,665	3,907

Other income (expense):
Interest expense, net	(772)	(53)	(1,557)	(53)
Offering costs	-	-	(446)	-
Gain on reversal of contingent consideration	-	11,250	-	11,250
Other, net	37	3	25	5
Net income before income tax expense	5,025	12,877	8,687	15,109
Income tax expense	96	53	241	53
Net income	4,929	$12,824	8,446	$15,056

Net income attributable to non-controlling interests	1,249		2,022
Net income attributable to partners	3,680		6,424
Less:
Net income attributable to General Partner	-		646

Net income attributable to limited partners	$3,680		$5,778

(a)	Activity for 2013 includes four days of operations of our Pipeline Inspection and Integrity Services segment from the June 26, 2013 acquisition date through the end of the period.

See the detailed discussion of revenues, cost of sales, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

 Interest expense.  Interest expense primarily consists of interest on borrowings under our credit agreement entered into in December 2013 ($0.5 million for the three months and $1.1 million for the six months ended June 30, 2014) as well as amortization of debt issuance costs and unused commitment fees ($0.3 million for the three months and $0.5 million for the six months ended June 30, 2014).  Average debt outstanding during the three months ended June 30, 2014 was $70.0 million.  Average debt outstanding for the six months ended June 30, 2014 was $70.1 million.

Offering costs.  We expensed costs of $0.4 million during the six months ended June 30, 2014 related to our IPO.  No offering costs were expensed during the three months ended June 30, 2014 or during the three or six months ended June 30, 2013.

Gain on reversal of contingent consideration.  During the second quarter of 2013, the Water and Environmental Services segment recognized a non-recurring gain of $11.3 million as a result of the reversal of a previously recorded contingent purchase price liability.

Income tax expense.   We believe that we qualify as a partnership for income tax purposes and therefore, generally do not pay income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  However, income tax expense includes income taxes related to one taxable corporate subsidiary in the United States and two taxable corporate subsidiaries in Canada in our Pipeline Inspection and Integrity Services segment, as well as business activity, gross margin, and franchise taxes incurred in certain states.

Net income attributable to non-controlling interests.  At June 30, 2014, non-controlling interests include a 49.9% interest in each of the TIR Entities within our Pipeline Inspection and Integrity Services segment owned by Holdings and its affiliates, as well as a 49% interest in one consolidated subsidiary in our Water and Environmental Services segment, CES, LLC, owned by SBG Energy.  The non-controlling interest holders of the TIR Entities within our Pipeline Inspection and Integrity Services segment are charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income.

Segment Operating Results

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Water and Environmental Services Segment

The following table summarizes the operating results of our Water and Environmental Services segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change
	(in thousands, except per barrel data)

Revenues	$5,995		$5,069		$926	18%
Costs of services	1,914		1,726		188	11%
Gross margin	4,081	68%	3,343	66%	738	22%
General and administrative expense	816	14%	903	18%	(87)	(10)%
Depreciation, amortization and accretion	940		942		(2)	-%
Operating income	$2,325	39%	$1,498	30%	$827	55%

Operating Data:
Total barrels of saltwater disposed	4,730		4,799		(69)	(1)%
Average revenue per barrel disposed (a)	$1.27		$1.06		$0.21	20%
Revenue variance due to barrels disposed					$(73)
Revenue variance due to average revenue per barrel					$999

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes flowback, produced water, residual oil sales and management fees) by the Total barrels of saltwater disposed.

Revenues.   The gross increase in revenue is primarily due to the management of third party SWD facilities and increased oil sales, as well as slightly higher average pricing for disposed water.  The management fee revenues relate to associated management contracts acquired effective October 1, 2013 (“CES Contracts”).

Costs of services.   Costs of services increased from period to period due primarily to additional staffing, and therefore, higher labor costs associated with the management services provided third party wells under the CES Contracts.

Gross margin.  Gross margin increased mainly due to lower repair and maintenance expenses in 2014 and higher oil sales which inherently have higher gross margins.

General and administrative expense.  General and administrative expenses decreased primarily due to higher professional fees incurred in 2013 related to the IPO.

Segment operating income.  Operating income increased $0.9 million due primarily to an increase in revenue from 2013 to 2014.

Pipeline Inspection and Integrity Services Segment

The following table summarizes the operating results of our Pipeline Inspection and Integrity Services segment for the three months ended June 30, 2014 and for the period ended June 30, 2013.

	Three Months Ended June 30,
	2014	% of Revenue	2013 (a)	% of Revenue
	($ in thousands, except average revenue and inspector data)

Revenues	$87,727		$4,107
Costs of services	79,505		3,725
Gross margin	8,222	9%	382	9%
General and administrative expense	4,151	5%	170	4%
Depreciation, amortization and accretion	636		33
Operating income	$3,435	4%	$179	4%

Operating Data:
Average number of inspectors	1,434
Average revenue per inspector per week	$4,706

(a)	Activity for 2013 reflects four days of operations of the TIR Entities from the June 26, 2013 acquisition date through the end of the period.

Revenues.  Revenues were $87.7 million for the quarter ended June 30, 2014.  The average weekly inspector headcount for the period was 1,434, resulting in average revenue per week per inspector of $4,706.

Costs of services.  Costs of services were $79.5 million for the quarter ended June 30, 2014.  Costs of services are primarily driven by the payroll costs associated with the average inspector headcount during the period and, to a lesser extent, reimbursable expenses associated with the inspectors including per diem, mileage, etc.

Gross margin.  Gross margin was $8.2 million or 9% of total revenues for the quarter.

General and administrative expense.  General and administrative expenses were $4.2 million for the quarter.  General and administrative expenses primarily include recurring expenses associated with administrative personnel, including salaries and related expenses.

Depreciation, amortization and accretion expense.  Depreciation and amortization expense primarily reflects amortization associated with the fair value of the TIR Entities’ intangible assets.

 Segment operating income.  The segment operating income for the three months ended June 30, 2014 was $3.4 million and is a by-product of the revenues and expenses of the segment outlined above.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Water and Environmental Services Segment

The following table summarizes the operating results of our Water and Environmental Services segment for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change
	(in thousands, except per barrel data)

Revenues	$11,255		$10,406		$849	8%
Costs of services	4,041		3,308		733	22%
Gross margin	7,214	64%	7,098	68%	116	2%
General and administrative expense	1,425	13%	1,529	15%	(104)	(7)%
Depreciation, amortization and accretion	1,866		1,841		25	1%
Operating income	$3,923	35%	$3,728	36%	$195	5%

Operating Data:
Total barrels of saltwater disposed	8,740		9,363		(623)	(7)%
Average revenue per barrel disposed (a)	$1.29		$1.11		$0.18	16%
Revenue variance due to barrels disposed					$(692)
Revenue variance due to average revenue per barrel					$1,541

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes flowback, produced water, residual oil sales and management fees) by the Total barrels of saltwater disposed.

Revenues.   The gross increase in revenue is primarily due to the management of third party SWD facilities.  These management fee revenues relate to associated management contracts acquired effective October 1, 2013.

Costs of services.   Costs of services increased due primarily to additional staffing, and therefore, higher labor costs associated with the CES Contracts, as well as increases in repairs and maintenance due to scheduled heavy maintenance at three wells and oil disposal expenses associated with higher oil sales in the first half of 2014.

Gross margin.   Decreases in gross margin as a percent of revenue is primarily attributable to higher labor costs and a lower gross margin percentage associated with the CES Contracts.

General and administrative expense.  General and administrative expenses decreased primarily due to higher professional fees incurred in 2013 related to the IPO.

Segment operating income.  Segment operating income increased $0.2 million due primarily to an increase in gross margin of $0.1 million and a reduction of general and administrative expenses of $0.1 million.

Pipeline Inspection and Integrity Services Segment

The following table summarizes the operating results of our Pipeline Inspection and Integrity Services segment for the six months ended June 30, 2014 and the period ended June 30, 2013.

	Six Months Ended June 30,
		% of		% of
	2014	Revenue	2013 (a)	Revenue
	($ in thousands, except average revenue and inspector data)

Revenues	$179,990		$4,107
Costs of services	163,481		3,725
Gross margin	16,509	9%	382	9%
General and administrative expense	8,496	5%	170	4%
Depreciation, amortization and accretion	1,271		33
Operating income	$6,742	4%	$179	4%

Operating Data:
Average number of inspectors	1,470
Average revenue per inspector per week	$4,735

(a)	Activity for 2013 reflects four days of operations of the TIR Entities from the June 26, 2013 acquisition date through the end of the period.

Revenues.  Revenues were $180.0 million for the six month period ended June 30, 2014.  The average weekly inspector headcount for the period was 1,470, resulting in average revenue per week per inspector of $4,735.

Costs of services.  Costs of services were $163.5 million for the six month period ended June 30, 2014.  Costs of services are primarily driven by the payroll costs associated with the average inspector headcount during the period and, to a lesser extent, reimbursable expenses associated with the inspectors including per diem, mileage, etc.

Gross margin.  Gross margin was $16.5 million or 9% of total revenues for the quarter.

General and administrative expense.  General and administrative expenses were $8.5 million for six months ended June 30, 2014.  General and administrative expenses primarily include recurring expenses associated with administrative personnel, including salaries and related expenses.

Depreciation, amortization and accretion expense.  Depreciation and amortization expense primarily reflects amortization associated with the fair value of the TIR Entities’ intangible assets.

 Segment operating income.  The segment operating income for the six months ended June 30, 2014 was $6.7 million and is a by-product of the revenues and expenses of the segment outlined above.

Adjusted EBITDA

We define Adjusted EBITDA as net income, plus interest expense, depreciation, amortization and accretion expenses, income tax expense and other non-recurring items. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA should not be considered an alternative to net income.  Because Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to a similarly titled measure of other companies, thereby diminishing its utility.  As a result, Adjusted EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following tables present a reconciliation of net income to Adjusted EBITDA, a reconciliation of net income attributable to partners to Adjusted EBITDA attributable to partners and a reconciliation of net cash provided by operating activities to Adjusted EBITDA, as applicable, for each of the periods indicated.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Recast)		(Recast)
	(in thousands)

Net income	$4,929	$12,824	$8,446	$15,056
Add:
Interest expense	772	53	1,557	53
Depreciation, amortization and accretion	1,616	975	3,226	1,876
Offering costs	-	-	446	-
Income tax expense	96	53	241	53
Less:
Gain on reversal of contingent consideration	-	11,250	-	11,250

Adjusted EBITDA	$7,413	$2,655	$13,916	$5,788

Reconciliation of Net Income Attributable to Partners to Adjusted EBITDA Attributable to Partners

	January 1, 2014 through January 20, 2014	January 21, 2014 through June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)

Net income attributable to partners	$646	$5,778	$6,424
Add:
Interest expense attributable to partners	182	390	572
Depreciation, amortization and accretion attributable to partners	349	2,253	2,602
Offering costs	446	-	446
Income tax expense attributable to partners	28	116	144
Adjusted EBITDA attributable to partners	$1,651	$8,537	$10,188

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2014	2013
	(in thousands)

Cash flows provided by operating activities	$12,818	$5,087
Changes in trade accounts receivable	(10,164)	4,790
Changes in prepaid expenses and other	(117)	(15)
Changes in accounts payable, accrued payroll and other	(6,245)	(4,127)
Change in income taxes payable	16,083	(53)
Loss on asset disposal	(3)	-
Equity earnings in investee company	16	-
Offering costs	446	-
Equity-based compensation	(424)	-
Interest expense (excluding non-cash interest)	1,190	53
Income tax expense (excluding deferred tax benefit)	316	53

Adjusted EBITDA	$13,916	$5,788

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At June 30, 2014, our sources of liquidity included:

•	cash generated from operations, which resulted in $28.9 million in cash on the balance sheet at June 30, 2014 which includes 100% of the cash of the TIR Entities in which we own a 50.1% interest;

•	available borrowings under our credit agreement of $50.0 million at June 30, 2014; and

•	issuance of equity securities.

We anticipate that we will continue to make significant growth capital expenditures in the future, including acquiring new SWD facilities or expanding our existing assets and offerings in our current business segments.  In addition, as we continue to grow, the substantial working capital needs of our Pipeline Inspection and Integrity Services segment could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.  We expect that our future growth capital expenditures will be funded by borrowings under our credit agreement and the issuance of debt and equity securities.  However, we may not be able to raise additional funds on desired or favorable terms or at all.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
o	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
o	comply with applicable law, and of our debt instruments or other agreements; or
o	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
•	plus, if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

Period	Date Declared	Record Date	Date Paid	Amount Per Unit		Amount Paid Limited Partners
						(in thousands)
First Quarter	April 25, 2014	May 6, 2014	May 15, 2014	$0.3014	(a)	$3,566
Second Quarter	July 29, 2014	August 8, 2014	August 14, 2014 (b)	$0.3968		$4,693

(a)	Reflects a proration of the targeted minimum quarterly cash distribution of $0.3875 for the period from the closing of the Partnership’s IPO on January 21, 2014 through March 31, 2014.
(b)	Our Board of Directors declared this cash distribution on July 29, 2014 to be paid on August 14, 2014 to unitholders of record at the close of business on August 8, 2014.

Our Credit Agreement

In December 2013, we, along with our affiliate Cypress Energy Partners – TIR, LLC (“CEP-TIR”), (together, the “Borrowers”), entered into a $120.0 million secured credit agreement as co-borrowers and co-guarantors. The credit agreement matures in December 2016 and consists of a $65.0 million senior secured working capital revolving credit facility and a $55.0 million senior secured acquisition revolving credit facility.  At June 30, 2014 and December 31, 2013, there were outstanding borrowings under the credit agreement of $70.0 million and $75.0 million, respectively.  Borrowings under the credit agreement are due at maturity. If at any time outstanding borrowings exceed the combined borrowing base of the Borrowers, principal in the amount of the excess is due upon submission of the borrowing base calculation. We had $30.0 million of availability under the acquisition revolving credit facility and $20.0 million of availability under the working capital revolving credit facility at June 30, 2014.  The obligations under our credit agreement are secured by a first priority lien on substantially all assets of the Borrowers.

We used borrowings under our credit agreement to repay and retire the outstanding indebtedness under the TIR Entities’ revolving credit facility and mezzanine facilities.   We intend to use the remaining borrowing capacity to fund working capital, capital expenditures, acquisitions and for general partnership purposes.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement. For the three and six months ended June 30, 2014, the effective interest rate on credit agreement borrowings ranged between 2.7% and 3.5%.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions. Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At June 30, 2014, our total adjusted leverage ratio was 0.79 to 1.0 and our interest coverage ratio was 5.78 to 1.0.

In addition, our credit agreement restricts our ability to make distributions on, or redeem or repurchase our equity interests, provided however, that we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our credit agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the working capital revolving credit facility by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the borrowing base revolving credit facility. Our calculated borrowing base at June 30, 2014 exceeded our maximum availability under the working capital revolving credit facility.  Availability under the acquisition revolving credit facility is not subject to a borrowing base calculation.

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

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013.  The cash flows for the six months ended June 30, 2013 are primarily comprised of the Water and Environmental Services segment and are therefore not comparable to the six months ended June 30, 2014.

	Six Months Ended June 30,
	2014	2013
	in thousands)

Net cash provided by operating activities	$12,818	$5,087
Net cash (used in) provided by investing activities	(392)	8,511
Net cash used in financing activities	(10,142)	(233)
Effect of exchange rates on cash	(39)	-
Net increase in cash and cash equivalents	$2,245	$13,365

Net cash provided by operating activities.  The increase of $7.7 million from 2013 to 2014 is primarily attributable to an increase in net income as adjusted for non-cash items of $6.7 million as well as favorable changes in working capital of $1.0 million.  The increase in net income as adjusted for non-cash items is primarily due to the acquisition of TIR LLC.  The change in working capital is the result of reductions in accounts receivable associated with the timing of billings and collections in the Pipeline Inspection and Integrity Services segment and an increase in accrued liabilities associated with the timing of payroll offset by a reduction in working capital associated with the payment of income taxes primarily associated with the conversion of the TIR Entities from taxable entities to pass through entities for federal income tax purposes.

Net cash used in investing activities.  This amount decreased from 2013 to 2014 primarily due to the TIR Entity cash acquired in 2013 of $10.1 million.  Offsetting that reduction, capital spending for the purchase of property and equipment declined $1.2 million.

Net cash used in financing activities.  Net cash used in financing activities in the 2014 period is primarily attributable to the repayment of borrowings under our credit agreement of $5.0 million, Partnership distributions totaling $3.6 million and distributions to non-controlling members of the TIR Entities of $1.3 million.   Proceeds received from our IPO of $80.2 million were distributed to Holdings.

Capital Expenditures

Our Water and Environmental Services segment has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

•	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, work overs, pipelines, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations.

•	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties and the construction or development of additional SWD capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.

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

Critical Accounting Policies

There have been no significant changes to our accounting policies since December 31, 2013.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of these policies.

Recent Accounting Standards

There have been no new accounting standards applicable to the Partnership that have been adopted during 2014.

The Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership will be required to comply with this ASU beginning in 2017.  We are currently evaluating the impact of this ASU on the financial information of the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Partnership's exposure to market risk since December 31, 2013.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and our Chief Accounting Officer and Controller.

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports filed under the Exchange Act is accumulated and communicated to management, including the Partnership’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On July 3, 2014, a group of former minority shareholders of TIR Inc., formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members.  TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities that closed in December 2013 (the “TIR Merger”). The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares in the TIR Merger and are seeking rescission of the TIR Merger or, alternatively, unspecified compensatory and punitive damages.  The Partnership is not named as a defendant in this civil action.

In the second quarter of 2013, the former shareholders offered an acquisition proposal to TIR Inc. that was rejected as inferior by TIR Inc.’s management and founders and a control block of its then current shareholders, compared to an offer to obtain a controlling position made by an affiliate of the Partnership.  As previously disclosed, in December 2013, TIR Inc. was merged into TIR LLC.  The former shareholders in TIR Inc. were given the right to receive cash upon delivery of their TIR Inc. shares or the right to exercise statutory appraisal rights under Oklahoma law.  The former shareholders elected not to pursue their appraisal rights and accepted the cash payment, pursuant to the terms of the merger agreement.

TIR LLC and the other defendants have been advised by counsel that the action lacks merit. In addition, the Partnership anticipates no disruption in its business operations or those of TIR LLC related to this action.

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

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

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

101 INS†	XBRL Instance Document

101 SCH†	XBRL Schema Document

101 CAL†	XBRL Calculation Linkbase Document

101 DEF†	XBRL Definition Linkbase Document

101 LAB†	XBRL Label Linkbase Document

101 PRE†	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 14, 2014.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer and Chairman of the Board

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer