Form 10-Q
period 2014-09-30
Cypress Energy Partners, L.P.
filed 2014-11-12
CIK 1587246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of November 12, 2014, the registrant had 5,913,000 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

•	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Holdings II;

•	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

•	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 671,250 common units representing 11.4% of our outstanding common units and 4,939,299 subordinated units representing 83.5% of our subordinated units;

•	“CEM LLC” refers to Cypress Energy Management, LLC, a wholly owned subsidiary of the General Partner;

•	“CEM-BO” refers to Cypress Energy Management – Bakken Operations, LLC, a wholly owned subsidiary of CEM LLC;

•	“CEP LLC” refers to Cypress Energy Partners, LLC, which became our wholly owned subsidiary at the closing of our initial public offering (“IPO”);

•	“CEP-TIR” refers to Cypress Energy Partners – TIR, LLC, an indirect subsidiary of Holdings, and an owner of 673,400 common units representing 11.4% of our outstanding common units, 673,400 subordinated units representing 11.4% of our subordinated units and an owner of a 36.2% interest in the TIR Entities;

•	“CES LLC” refers to Cypress Energy Services, LLC, our 51.0% indirectly owned subsidiary that performs management services for 10 salt water disposal (“SWD”) facilities in North Dakota – seven of which are owned by CEP LLC. SBG Energy Services, LLC (“SBG Energy”) owns the remaining interests and CEP LLC has the right to acquire such interests;

•	“CF Management” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC, controlled and consolidated by TIR-PUC;

•	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

•	“Predecessor” refers to CEP LLC, the predecessor for accounting purposes of the Partnership;

•	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

•	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

•	“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiaries and TIR-NDE, all of which are 50.1% owned by CEP LLC, 36.2% owned by CEP-TIR, 10.6% owned by Charles C. Stephenson, Jr. and 3.1% owned by Cynthia Field;

•	“TIR-Foley” refers to Foley Inspection Services ULC, a Canadian subsidiary of TIR Holdings;

•	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

•	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC; and

•	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a corporate subsidiary of TIR LLC.

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

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
(in thousands, except unit data)
(unaudited)

	September 30,	December 31,
	2014	2013
		(Recast - Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$24,694	$26,690
Trade accounts receivable, net	62,265	60,730
Deferred tax assets	62	134
Deferred offering costs	-	2,539
Prepaid expenses and other	2,622	1,458
Total current assets	89,643	91,551
Property and equipment:
Property and equipment, at cost	42,670	42,529
Less: Accumulated depreciation	6,774	3,711
Total property and equipment, net	35,896	38,818
Intangible assets, net	30,662	32,551
Goodwill	75,376	75,466
Debt issuance costs, net	1,863	2,149
Other assets	92	55
Total assets	$233,532	$240,590

LIABILITIES, PARENT NET INVESTMENT AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$2,431	$2,673
Accrued payroll and other	19,438	10,662
Income taxes payable	641	16,158
Total current liabilities	22,510	29,493
Long-term debt	75,000	75,000
Deferred tax liabilities	464	541
Asset retirement obligations	9	9
Total liabilities	97,983	105,043

Commitments and contingencies (Note 10)

Parent net investment attributable to controlling interests	-	130,012
Parent net investment attributable to non-controlling interests	-	719
Owners' equity:
Partners' capital
Common units (5,913,000 outstanding at September 30, 2014)	23,354	-
Subordinated units (5,913,000 outstanding at September 30, 2014)	83,276	-
General partner	1,999	4,816
Accumulated other comprehensive loss	(327)	-
Total partners' capital	108,302	4,816
Non-controlling interests	27,247	-
Total parent net investment and owners' equity	135,549	135,547
Total liabilities, parent net investment and owners' equity	$233,532	$240,590

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2014 and September 30, 2013
(in thousands, except unit and per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Recast - Note 2)		(Recast - Note 2)

Revenues	$111,016	$116,980	$302,261	$131,493
Costs of services	97,735	102,669	265,257	109,702
Gross margin	13,281	14,311	37,004	21,791

Operating costs and expense:
General and administrative	5,437	5,543	15,358	7,243
Depreciation, amortization and accretion	1,582	1,624	4,719	3,498
Operating income	6,262	7,144	16,927	11,050

Other income (expense):
Interest expense, net	(795)	(1,447)	(2,352)	(1,500)
Offering costs	-	-	(446)	-
Gain on reversal of contingent consideration	-	-	-	11,250
Other, net	43	2	68	7
Net income before income tax expense	5,510	5,699	14,197	20,807
Income tax expense	413	1,211	654	1,264
Net income	5,097	$4,488	13,543	$19,543

Net income attributable to non-controlling interests	1,542		3,564
Net income attributable to partners	3,555		9,979

Less net income attributable to general partner	-		646
Net income attributable to limited partners	$3,555		$9,333

Net income attributable to limited partners allocated to:
Common unitholders	$1,778		$4,667
Subordinated unitholders	1,777		4,666
	$3,555		$9,333

Net income per common limited partner unit:
Basic	$0.30		$0.79
Diluted	$0.30		$0.78

Net income per subordinated unit - basic and diluted	$0.30		$0.79

Weighted average common units outstanding:
Basic	5,913,000		5,913,000
Diluted	5,978,804		5,986,328

Weighted average subordinated units outstanding - basic and diluted	5,913,000		5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and September 30, 2013
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Recast - Note 2)		(Recast - Note 2)

Net income	$5,097	$4,488	$13,543	$19,543
Other comprehensive income (loss):
Foreign currency translation	(497)	216	(541)	216

Comprehensive income	$4,600	$4,704	$13,002	$19,759

Comprehensive income attributable to non-controlling interests	1,294	-	3,446	-

Comprehensive income attributable to controlling interests	$3,306	$4,704	$9,556	$19,759

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
		(Recast - Note 2)

Operating activities:
Net income	$13,543	$19,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,847	3,550
Loss on asset disposal	3	-
Gain on reversal of contingent consideration	-	(11,250)
Interest expense from debt issuance cost amortization	565	-
Amortization of equity-based compensation	594	-
Equity earnings in investee company	(16)	-
Deferred tax expense, net	23	46
Changes in assets and liabilities:
Trade accounts receivable	(1,539)	(18,041)
Prepaid expenses and other	(1,185)	76
Accounts payable, accrued payroll and other	8,854	7,044
Income taxes payable	(15,517)	402
Net cash provided by operating activities	10,172	1,370

Investing activities:
Cash acquired - TIR Entities	-	10,108
Purchase of property and equipment	(471)	(2,670)
Net cash (used in) / provided by investing activities	(471)	7,438

Financing activities:
Proceeds from initial public offering	80,213	-
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	(80,213)	-
Payment of deferred offering costs	(314)	-
Borrowings from long-term debt	5,000	8,648
Repayments of long-term debt	(5,000)	-
Payments on behalf of affiliates	(279)	-
Net advances from members	314	249
Distributions to limited partners	(8,258)	-
Distributions to non-controlling members of the TIR Entities	(2,797)	-
Net cash (used in) / provided by financing activities	(11,334)	8,897

Effect of exchange rates on cash	(363)	-

Net (decrease) / increase in cash and cash equivalents	(1,996)	17,705
Cash and cash equivalents, beginning of period	26,690	484
Cash and cash equivalents, end of period	$24,694	$18,189

Non-cash items:
Accounts payable excluded from capital expenditures	$10	$134

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Condensed Consolidated Statement of Owners' Equity
For the Nine Months Ended September 30, 2014
(in thousands)
(unaudited)

			Owners' Equity
	Parent Net Investment Attributable to Controlling Interest	Parent Net Investment Attributable to Non-Controlling Interest	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Owners' Equity

Balance, December 31, 2013
(Recast - Note 2)	$130,012	$719	$4,816	$-	$-	$-	$-	$4,816

Net income attributable to the period from January 1, 2014 to January 20, 2014	1,092	(6)	(446)	-	-	-	-	(446)

Foreign currency translation adjustment attributable to the period from January 1, 2014 to January 20, 2014	(304)	-	-	-	-	-	-	-

Net distributions to members	(168)	-	-	-	-	-	-	-

Contribution attributable to general partner	-	-	482	-	-	-	-	482

Contribution of predecessor and 50.1% of TIR Entities in exchange for units	(130,632)	(713)	-	22,491	82,470	(208)	26,592	131,345

Proceeds from initial public offering, net of offering costs	-	-	(2,853)	80,213	-	-	-	77,360

Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	-	-	(80,213)	-	-	-	(80,213)

Equity-based compensation	-	-	-	325	269	-	-	594

Net income attributable to the period from January 21, 2014 to September 30, 2014	-	-	-	4,667	4,666	-	3,570	12,903

Distributions to limited partners	-	-	-	(4,129)	(4,129)	-	-	(8,258)

Distributions to non-controlling members of the TIR Entities	-	-	-	-	-	-	(2,797)	(2,797)

Foreign currency translation adjustment attributable to the period January 21, 2014 to September 30, 2014	-	-	-	-	-	(119)	(118)	(237)

Balance, September 30, 2014	$-	$-	$1,999	$23,354	$83,276	$(327)	$27,247	$135,549

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
  Notes to the Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on September 19, 2013 to provide saltwater disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies and to provide independent pipeline inspection and integrity services to producers and pipeline companies.  On January 21, 2014, we completed the initial public offering (“IPO”) of our common units representing limited partner interests.  In connection with the IPO, Cypress Energy Holdings II, LLC (“Holdings II”), a wholly owned subsidiary of Cypress Energy Holdings, LLC (“Holdings”), conveyed a 100% interest in Cypress Energy Partners, LLC (“CEP LLC”), our predecessor for accounting purposes, in exchange for (a) an aggregate 47.8% interest in the Partnership comprised of 671,250 common units and 4,983,750 subordinated units, and (b) the right to receive the proceeds of the IPO.  Prior to its contribution to the Partnership, CEP LLC distributed to Holdings its interest in SBG Sheridan Facility, LLC, which owns and operates a SWD facility in Sheridan, Montana as well as its interest in three other non-operating subsidiaries.  In addition, affiliates of Holdings, conveyed an aggregate 50.1% interest in Tulsa Inspection Resources, LLC (“TIR LLC”), Tulsa Inspection Resources – Nondestructive Examination, LLC (“TIR-NDE”) and Tulsa Inspection Resources Holdings, LLC (“TIR Holdings”) (collectively, the “TIR Entities”) to the Partnership in exchange for an aggregate 15.7% ownership in the Partnership comprised of 929,250 common units and 929,250 subordinated units.  Affiliates of Holdings hold the remaining 49.9% interest in the TIR Entities not contributed to the Partnership.  The Partnership subsequently conveyed its interest in the TIR Entities to CEP LLC.  Together, CEP LLC and the TIR Entities are hereafter collectively referred to as the “Contributed Entities”.

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

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements for periods prior to the IPO reflect the combined results of our predecessor and the TIR Entities and were prepared using the historical basis in the assets and liabilities of the predecessor and the TIR Entities.  We have recast prior period financial information to reflect CEP LLC’s distribution of the Sheridan SWD facility and other entities as if the distribution occurred on January 1, 2013 and to reflect the conveyance of the Contributed Entities to the Partnership at the closing of our IPO, as if the contribution of CEP LLC had occurred as of January 1, 2013 and the contribution of the TIR Entities had occurred as of June 26, 2013, as Holdings and its affiliates did not acquire a controlling interest in the TIR Entities until June 26, 2013.  All significant intercompany transactions and account balances have been eliminated.  We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year.  These reclassifications had no impact on previously reported amounts of total assets, total liabilities, owners’ equity, or net income.

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

The Partnership is subject to the periodic adjustment of unemployment tax rates by the relevant taxing authorities in the states in which it operates. During 2014, the Partnership received notification of a retroactive change in state unemployment tax rates in several states effective January 1, 2014. The effect of this change in estimate was to increase costs of services by $0.3 million and $0.4 million in the three and nine month periods ended September 30, 2014, respectively.

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

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

On December 9, 2013, the TIR Entities converted from corporate status to pass-through entities for U.S. federal income tax purposes.  The Partnership made a payment of $15.0 million for income taxes associated with the gain on this conversion in the first quarter of 2014.  The TIR Entities that have Canadian activity remain taxable in Canada.  In addition, effective January 1, 2014, the TIR Entities formed a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), which has elected to be taxed as a corporation for U.S. federal income tax purposes.  Income tax expense reflected on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 differs from an expected statutory rate of 35% due primarily to the non-taxable nature of partnership earnings for both U.S. federal and state income tax purposes (pass-through status) offset by the corporate income taxes of TIR-PUC, the Canadian income taxes related to the TIR Entity foreign operations and any applicable state business activity and franchise taxes.

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

We evaluate uncertain tax positions for recognition and measurement in the Condensed Consolidated Financial Statements.  To recognize a tax position, we determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the Condensed Consolidated Financial Statements.  We had no material uncertain tax positions that required recognition in the Condensed Consolidated Financial Statements at September 30, 2014.

Non-controlling Interest

The Partnership holds a controlling interest in several entities which are not wholly owned.  The Non-controlling interests shown in our Condensed Consolidated Balance Sheet at September 30, 2014 primarily includes the 49% membership interest in CES LLC that is owned by SBG Energy Services, LLC (“SBG Energy”) and the 49.9% interest in each of the TIR Entities that is owned by affiliates of Holdings.  The Net income attributable to non-controlling interests shown in our Condensed Consolidated Statements of Income reflects 49% of the net income of CES LLC for the three and nine months ended September 30, 2014 of $0.1 million and $0.2 million, respectively, and 49.9% of the net income of the TIR Entities for the three months ended September 30, 2014 and for the period from January 21, 2014 through September 30, 2014, as adjusted in accordance with our partnership agreement, of $1.5 million and $3.3 million, respectively.

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

3.  Initial Public Offering

On January 21, 2014, the Partnership completed its IPO consisting of 4,312,500 common units, representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts, commissions and fees) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  We received proceeds of $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Holdings II as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.

Total deferred offering costs of $2.9 million, including costs incurred during the nine months ended September 30, 2014 of $0.3 million, were charged against the proceeds of the IPO.  In addition, the Partnership incurred $0.4 million of offering costs during the nine months ended September 30, 2014, that were expensed as incurred.  No offering costs were incurred during the three months ended September 30, 2014.  These non-recurring costs are reflected as offering costs in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

4.  Business Combination

As discussed in Note 2, Holdings acquired a controlling interest in the TIR Entities on June 26, 2013.  This transaction qualified as a business combination and therefore the assets and liabilities were recorded at their fair value.  Holdings used various measurements to determine fair value including replacement costs, liquidation values, future cash flows on a discounted basis, payoff values, average industry royalty rates, among other measurements.  Due to the unobservable nature of these assumptions, these fair value measurements are considered to be Level 3 fair value estimates.

The fair value of the assets and liabilities acquired as of June 26, 2013 were as follows:

Fair Value
(in thousands)
Cash	$10,108
Other working capital, net	33,990
Property and equipment	1,075
Intangible assets:
Trade names and trademarks	10,850
Inspector database	2,080
Customer relationships	21,380
Goodwill	40,638
Total value of assets acquired	120,121

Mezzanine debt	(19,756)
Factoring debt	(36,748)
Total liabilities assumed	(56,504)

Net assets and liabilities as of June 26, 2013	$63,617

The following table presents the pro forma results of operations as if the acquisition of the TIR Entities was completed on January 1, 2013:

	Nine Months Ended September 30, 2013
	As Reported	Pro Forma
	(in thousands)
Revenues	$131,493	$284,482
Net income	$19,543	$20,496

These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had the acquisition been completed on January 1, 2013, or the results that may be attained in the future.

5.  Contingent Consideration

On December 31, 2012, CEP LLC acquired 100% of the membership interests in six operating commercial SWD facilities and other businesses and assets from SBG Energy.  The purchase agreement called for contingent consideration to be paid to SBG Energy based on the acquired wells meeting certain profitability thresholds in 2013.  CEP LLC initially recorded a liability for the contingent consideration totaling $11.25 million.  The acquired wells did not meet their profitability thresholds and the contingent liability was reversed in full during the second quarter of 2013 and was recorded in the Condensed Consolidated Statements of Income as a Gain on reversal of contingent consideration.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Condensed Consolidated Financial Statements

6.  Credit Agreement

In December 2013, we, along with our affiliate Cypress Energy Partners – TIR, LLC (“CEP-TIR”), (together, the “Borrowers”), entered into a $120.0 million secured credit agreement as co-borrowers and co-guarantors consisting of a $65.0 million working capital revolving credit facility and a $55.0 million acquisition revolving credit facility.

On October 21, 2014, we amended the credit agreement.  The amendment increased the aggregate availability under the credit agreement from $120.0 million to $200.0 million and extended the maturity date to December 24, 2018.  Availability under the acquisition revolving credit facility was increased to $125.0 million and availability under the working capital revolving credit facility was increased to $75.0 million.  In addition, the amendment provides for an accordion feature that allows us to increase availability under the facilities by an additional $125.0 million.

At September 30, 2014 and December 31, 2013, there were outstanding borrowings under the credit agreement of $75.0 million.  Borrowings under the credit agreement are due at maturity.  If, at any time, outstanding borrowings exceed the combined borrowing base of the Borrowers, principal in the amount of the excess is due upon submission of the borrowing base calculation.  We had $30.0 million of availability under the acquisition revolving credit facility and $15.0 million of availability under the working capital revolving credit facility at September 30, 2014.  The obligations under our credit agreement are secured by a first priority lien on substantially all assets of the Borrowers.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement.  For the three and nine months ended September 30, 2014, the interest rate on credit agreement borrowings ranged between 2.70% and 3.24%.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three and nine months ended September 30, 2014 was $0.5 million and $1.7 million, respectively, including commitment fees.

Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At September 30, 2014, our total adjusted leverage ratio was 0.82 to 1.0 and our interest coverage ratio was 6.32 to 1.0, pursuant to the credit agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our credit agreement, the lenders may declare any outstanding principal of our credit agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement.

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

7.  Equity Compensation

Effective at the closing of the IPO, our General Partner adopted a long-term incentive plan (“LTIP”) that authorized up to 1,182,600 units representing 10% of the initial outstanding units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units.  This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is recognized straight-line over the vesting period of the grant.  Holdings reimburses the Partnership for the direct expense of the awards and allocates the expense to us through the annual administrative fee provided for under the terms of the omnibus agreement (Note 8).  For the three and nine months ended September 30, 2014, compensation expense of $0.1 million and $0.3 million, respectively, was recorded under the LTIP.  The following table sets forth the grants and forfeitures of Units under the LTIP for the period from January 1, 2014 through September 30, 2014:

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

		Weighted
		Average
		Grant
	Number	Date Fair
	of Units	Value / Unit

Units at January 1, 2014	-	$-
Units granted	171,380	$17.99
Units forfeited	(19,911)	$(16.78)
Units at September 30, 2014	151,469	$18.15

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

In conjunction with the IPO, phantom profits interest units previously issued under our predecessor’s LTIP were exchanged for 44,250 Units under the LTIP.  Vesting under all of the predecessor’s exchanged awards is retroactive to the initial grant date.  The awards will be considered for all purposes to have been granted under the Partnership’s LTIP.  In addition, at IPO, certain profits interest units previously issued under the predecessor’s LTIP were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with the subordinated units was less than $0.1 million for the three months ended September 30, 2014 and $0.3 million for the nine months ended September 30, 2014.  The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $0.1 million in the first quarter of 2014 as the new awards are accounted for as equity.

8.  Related-Party Transactions

Omnibus Agreement

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties that govern the following matters, among other things:

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

The amount charged by Holdings for the three and nine months ended September 30, 2014 was $1.0 million and $2.8 million, respectively, and is reflected in General and administrative in the Condensed Consolidated Statements of Income.

Distributions to / Advances from Parent

Prior to the IPO, our predecessor provided treasury and accounts payable services for Holdings and other affiliates.  Amounts paid on behalf of Holdings and its affiliates, net of cash transfers from Holdings, are treated as a component of Parent Net Equity.  Net distributions to Parent were $0.2 million for the nine months ended September 30, 2014 and September 30, 2013.  There were no net distributions / advances during the three months ended September 30, 2014 or September 30, 2013.

Other Related Party Transactions

A current board member and business partner in North Dakota has an interest in several entities with which the Partnership does business including the following:

•	SBG Disposal, LLC (“SBG Disposal”) – Prior to the acquisition of certain assets and management fee contracts by CES LLC effective October 1, 2013, SBG Disposal provided staffing, management and back office services for a portion of the Partnership’s SWD facilities. SBG Disposal is a wholly owned subsidiary of SBG Energy and provided services totaling $0.6 million and $1.8 million for the three and nine months ended September 30, 2013, respectively. These costs are included in Costs of services on the Condensed Consolidated Statements of Income.

•	Rud Transportation, LLC (“Rud”) – Rud, a wholly owned subsidiary of SBG Energy is a trucking company customer of the Partnership that hauls produced and flowback water to our facilities. Total revenue recognized by the Partnership from Rud was $0.4 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable from Rud was $0.2 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively, and is included in Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

Effective October 1, 2013, the Partnership, through CES LLC, provides management services to its 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.  Accounts receivable from Arnegard totaled $0.1 million at September 30, 2014 and December 31, 2013 and is included in Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

CES LLC outsources staffing and payroll services to an affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”).  CEM-BO is owned 49% by an affiliate of SBG Energy.  Total employee related costs paid to CEM-BO were $0.8 million and $2.5 million for the three and nine month periods ended September 30, 2014.  Included in Accounts payable on the Condensed Consolidated Balance Sheets was $0.5 million and $0.1 million at September 30, 2014 and December 31, 2013, respectively, related to this arrangement.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

9.  Earnings per Unit and Cash Distributions

Subsequent to the IPO, the Partnership presents earnings per unit information in accordance with ASC Topic 260 – Earnings per Share.

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement.  Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 21, 2014.  The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.  For the three and nine months ended September 30, 2014, the weighted-average number of units outstanding was 11,826,000, comprised of 5,913,000 common units and 5,913,000 subordinated units.

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

	Date	Record	Date	Amount	Amounts Paid to
Period	Declared	Date	Paid	Per Unit	Limited Partners
					(in thousands)

First Quarter - 2014	April 25, 2014	May 6, 2014	May 15, 2014	$0.3014	$3,566
Second Quarter - 2014	July 29, 2014	August 8, 2014	August 14, 2014	$0.3968	$4,693
Third Quarter - 2014	October 30, 2014	November 10, 2014	November 14, 2014 (a)	$0.4064	$4,806

(a)	Our Board of Directors declared and expects to pay this cash distribution to unitholders of record subsequent to September 30, 2014, the date of these Condensed Consolidated Financial Statements.

Currently, approximately 63.5% of the Partnership’s outstanding units are held by affiliates.  As such, $2.3 million, $3.0 million and $3.1 million of the distributions paid on May 15, August 14 and expected to be paid on November 14 (see note (a) above), respectively, were distributed to affiliates of the Partnership.

In addition, the TIR Entities made cash distributions totaling $3.0 million, $3.6 million and $4.4 million on May 15, August 14 and anticipated on November 14, 2014 (declared and expected to be paid subsequent to the date of these Condensed Consolidated Financial Statements), of which $1.7 million, $2.1 million and $2.5 million, respectively, was distributed to the Partnership, with the remaining amounts distributed to non-controlling members of the TIR Entities.

10.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.4 million at September 30, 2014 and December 31, 2013 included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Employment Contract Commitments

A subsidiary of the Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  As of September 30, 2014, the aggregate commitment for future compensation and severance was approximately $0.9 million.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Condensed Consolidated Financial Statements

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified.  At September 30, 2014 and December 31, 2013, the Partnership recognized estimated liabilities of less than $0.1 million and $0.4 million, respectively, associated with the probable settlement of ongoing customer audits of charges originally approved by customer representatives. These liabilities are reflected in Accrued payroll and other on the Condensed Consolidated Balance Sheets.

Legal Proceeding

On July 3, 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.” – the predecessor to the acquired TIR Entities), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members.  TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities that closed in December 2013 (the “TIR Merger”).  The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares in the TIR Merger and are seeking rescission of the TIR Merger or, alternatively, compensatory and punitive damages.  The Partnership is not named as a defendant in this civil action.  TIR LLC and the other defendants have been advised by counsel that the action lacks merit.  We believe that the possibility of the Partnership incurring material losses as a result of this action is remote.  In addition, the Partnership anticipates no disruption in its business operations or those of TIR LLC related to this action.

11.  Reportable Segments

The Partnership’s operations consist of two reportable segments: (i) Water and Environmental Services and (ii) Pipeline Inspection and Integrity Services.  We have recast segment financial information to reflect the conveyance of the entities comprising our reportable segments to the Partnership as of the closing of our IPO.

Water and Environmental Services – This segment includes the operations of nine SWD facilities and fees related to the management of three additional SWD facilities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.

Pipeline Inspection and Integrity Services – This segment consists of the TIR Entities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, including centralized management and processing.  This segment provides independent inspection and integrity services to various energy, public utility and pipeline companies.  The inspectors in this segment perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

The following tables show operating income by reportable segment and a reconciliation of combined total segment operating income to net income before income tax expense.

		Pipeline
	Water and	Inspection
	Environmental	and Integrity
	Services	Services	Total
	(in thousands)

Three Months Ended September 30, 2014
Revenues	$5,968	$105,048	$111,016
Costs of services	2,491	95,244	97,735
Gross margin	3,477	9,804	13,281
General and administrative expenses	804	4,633	5,437
Depreciation, amortization and accretion	948	634	1,582
Operating income	$1,725	$4,537	6,262

Other income (expense):
Interest expense, net			(795)
Other, net			43
Net income before income tax expense			$5,510

Three Months Ended September 30, 2013
Revenues	$6,099	$110,881	$116,980
Costs of services	1,908	100,761	102,669
Gross margin	4,191	10,120	14,311
General and administrative expenses	802	4,741	5,543
Depreciation, amortization and accretion	978	646	1,624
Operating income	$2,411	$4,733	7,144

Other income (expense):
Interest expense, net			(1,447)
Other, net			2
Net income before income tax expense			$5,699

CYPRESS ENERGY PARTNERS, L.P.
 Notes to the Condensed Consolidated Financial Statements

		Pipeline
	Water and	Inspection
	Environmental	and Integrity
	Services	Services	Total
	(in thousands)

Nine Months Ended September 30, 2014
Revenues	$17,223	$285,038	$302,261
Costs of services	6,532	258,725	265,257
Gross margin	10,691	26,313	37,004
General and administrative expenses	2,229	13,129	15,358
Depreciation, amortization and accretion	2,814	1,905	4,719
Operating income	$5,648	$11,279	16,927

Other income (expense):
Interest expense, net			(2,352)
Offering costs			(446)
Other, net			68
Net income before income tax expense			$14,197

Nine Months Ended September 30, 2013 (a)
Revenues	$16,505	$114,988	$131,493
Costs of services	5,216	104,486	109,702
Gross margin	11,289	10,502	21,791
General and administrative expenses	2,332	4,911	7,243
Depreciation, amortization and accretion	2,819	679	3,498
Operating income	$6,138	$4,912	11,050

Other income (expense):
Interest expense, net			(1,500)
Gain on reversal of contingent consideration			11,250
Other, net			7
Net income before income tax expense			$20,807

(a)	Nine month period ended September 30, 2013 for the Pipeline Inspection and Integrity Services segment represents activity from June 26, 2013 (date of acquisition of the TIR Entities) through September 30, 2014.

Total Assets

September 30, 2014	$83,869	$149,663

September 30, 2013	$84,935	$155,115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a growth-oriented master limited partnership formed in September 2013.  We provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Water and Environmental Services segment.  The Water and Environmental Services segment is comprised of the historical operations of CEP LLC, with the exception of one SWD facility and a permit which were not contributed to us.  We operate nine SWD facilities, seven of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to three other SWD facilities in the Bakken Shale region.  Our Water and Environmental Services segment customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  We also provide independent pipeline inspection and integrity services to various energy, public utility and pipeline companies through our Pipeline Inspection and Integrity Services segment throughout the United States and Canada.  The Pipeline Inspection and Integrity Services segment is comprised of the historical operations of the TIR Entities.  In both of these business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, and reduce their operating costs.

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

At the closing of the IPO, Holdings II conveyed its 100% member interest in CEP LLC to the Partnership in exchange for (a) an aggregate 47.8% interest in the Partnership, and (b) the right to receive the proceeds of the IPO.  Holdings II subsequently conveyed a 0.4% interest in the Partnership to certain members of management.  Prior to the contribution of CEP LLC to the Partnership, but subsequent to December 31, 2013, CEP LLC distributed its 100% member interest in four limited liability companies, only one of which had operating activities, to Holdings II.  One of the distributed entities, SBG Sheridan Facility LLC, contains the assets and liabilities of an SWD facility that was previously operational but has been non-operational since June 2013.  The historical operating results of these distributed entities were previously included in the historical financial results of CEP LLC.  The historical results of the Partnership and our Water and Environmental Services segment have been recast to exclude the results of the Sheridan facility as if the distribution occurred at the beginning of the earliest period presented.

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

Approximately 19% and 24% of our revenue for the three and nine months ended September 30, 2014, respectively, in our Water and Environmental Services segment was derived from sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

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

Outlook

 After an unusually harsh winter that negatively impacted our customers and our SWD volumes in the first quarter of 2014, we saw sequential improvement throughout the second quarter and third quarter in our Water and Environmental Services Segment.  Additionally, we have been awarded several new Master Service Agreements with new customers in our Pipeline Inspection and Integrity Segment and expect the impact to be reflected in higher inspector headcounts and revenues in future quarters.

The market price of crude oil has a direct impact on our revenues associated with the sale of residual oil. It also has an indirect impact on our water disposal revenues depending on the reaction of oil and gas producers in the vicinity of our facilities to declining oil prices. Producers could delay new drilling activities that would reduce flowback water, and though unlikely, could potentially stop production on existing wells, which would have a direct impact on the volumes of disposed water and residual oil recovery at our facilities.

We continue to evaluate a number of potential acquisition opportunities in both of our segments.  The combination of organic growth and new acquisition opportunities will influence our future partnership distributions.  Based upon the 2.41% and 4.88% increases above our second and third quarter minimum quarterly distributions, respectively, we  expect to exceed our distribution forecast for the year ending December 31, 2014 as outlined in the IPO prospectus.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•	At the closing of the IPO, we acquired a 50.1% interest in each of the TIR Entities with Holdings and certain affiliates continuing to hold the remaining 49.9% interest (“Retained Interest”). The non-controlling interest of the non-controlling members of the TIR Entities are reduced by certain interest charges as outlined in the omnibus agreement. The contribution of interests in the TIR Entities to the Partnership has been treated as a reorganization of entities under common control. Accordingly, the results of operations and assets and liabilities of the TIR Entities will be included in the historical financial information of the Partnership for periods from June 26, 2013, the date Holdings obtained control of the TIR Entities.

•	Historical results of CEP LLC, as presented in our Annual Report on Form 10-K for the year ended December 31, 2013, included results of an SWD facility located in Sheridan County, Montana and a permit relating to a potential SWD facility that were distributed to Holdings prior to the closing of our IPO (“Non-contributed Properties”). The distribution of these properties has been treated as a reorganization of entities under common control. Accordingly, the historical results of the Non-contributed Properties are not reflected in the historical financial information of the Partnership or in the results of operations of our Water and Environmental Services segment included herein.

•	The effective date of the acquisition of our 51% ownership of CES LLC was October 1, 2013; accordingly, the financial data presented does not reflect the results of operations of CES LLC for the three or nine months ended September 30, 2013.

•	General and administrative expenses will increase as a result of operating as a publicly traded partnership. At the closing of the IPO, CEP LLC, the Partnership and other affiliates entered into an omnibus agreement with Holdings. Among other things, the agreement calls for an annual administrative fee to be paid by the Partnership in the amount of $4.0 million. The fee will be paid in quarterly installments to Holdings for providing the Partnership with certain overhead services, including executive management services by certain officers of our General Partner, compensation expense, including stock-based compensation expense for employees required to manage and operate our business as well as the costs of operating a publicly traded partnership, including costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent registered public accounting firm fees, investor relations activities and registrar and transfer agent fees.

•	Interest expense will not be comparable between the periods presented as a result of our credit agreement entered into in December 2013 that resulted in more favorable credit terms as compared to previous periods. Borrowings under the credit agreement were used to, among other things, refinance outstanding obligations of the TIR Entities which had significantly higher interest rates.

•	We incurred and expensed non-recurring costs associated with our IPO totaling $0.4 million for the nine months ended September 30, 2014.

Consolidated Results of Operations

The following table summarizes our historical Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013 (a)
		(Recast)		(Recast)
		(in thousands)

Revenues	$111,016	$116,980	$302,261	$131,493
Costs of services	97,735	102,669	265,257	109,702
Gross margin	13,281	14,311	37,004	21,791

Operating costs and expense:
General and administrative	5,437	5,543	15,358	7,243
Depreciation, amortization and accretion	1,582	1,624	4,719	3,498
Operating income	6,262	7,144	16,927	11,050

Other income (expense):
Interest expense, net	(795)	(1,447)	(2,352)	(1,500)
Offering costs	-	-	(446)	-
Gain on reversal of contingent consideration	-	-	-	11,250
Other, net	43	2	68	7
Net income before income tax expense	5,510	5,699	14,197	20,807
Income tax expense	413	1,211	654	1,264
Net income	5,097	$4,488	13,543	$19,543

Net income attributable to non-controlling interests	1,542		3,564
Net income attributable to partners	3,555		9,979

Less net income attributable to general partner	-		646
Net income attributable to limited partners	$3,555		$9,333

(a)	Activity for the nine months ended September 30, 2013 includes operations of our Pipeline Inspection and Integrity Services segment from the June 26, 2013 acquisition date through the end of the period.

See the detailed discussion of revenues, cost of sales, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  See also Note 2 to our Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for more information about our recasted financial statements for the three and nine months ended September 30, 2014.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest expense. Interest expense primarily consists of interest on borrowings under our credit agreement entered into in December 2013, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense declined from the third quarter 2013 to the third quarter 2014 primarily because of lower interest rates under the credit agreement.  Year-to-date interest expense increased from period to period as the interest expense related to the TIR Entities prior to the date of their acquisition (June 26, 2013) is not included in 2013.  Average debt outstanding during the three and nine months ended September 30, 2014 was $72.3 million and $70.8 million, respectively.  Average debt outstanding during the three months ended September 30, 2013 was $60.5 million (nine month average not presented as the TIR Entities were not acquired until June 26, 2013).

Offering costs. We expensed costs of $0.4 million in the first quarter of 2014 related to our IPO (included in the nine months ended September 30, 2014).  No offering costs were expensed during the three months ended September 30, 2014 or during the three or nine months ended September 30, 2013.

Gain on reversal of contingent consideration. During the second quarter of 2013, the Water and Environmental Services segment recognized a non-recurring gain of $11.3 million as a result of the reversal of a previously recorded contingent purchase price liability.

Income tax expense.  We believe that we qualify as a partnership for income tax purposes and therefore, generally do not pay income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  Income tax expense includes income taxes related to one taxable corporate subsidiary in the United States and two taxable corporate subsidiaries in Canada in our Pipeline Inspection and Integrity Services segment, as well as business activity, gross margin, and franchise taxes incurred in certain states.  The reduction in income tax expense from period to period generally relates to the change in legal status of the TIR Entities, whereby they converted from corporate status to partnership status in December 2013 except as noted above.

Net income attributable to non-controlling interests.  At September 30, 2014, non-controlling interests primarily include a 49.9% interest in each of the TIR Entities within our Pipeline Inspection and Integrity Services segment owned by Holdings and its affiliates and a 49% interest in one consolidated subsidiary in our Water and Environmental Services segment, CES, LLC, owned by SBG Energy.  The non-controlling interest holders of the TIR Entities within our Pipeline Inspection and Integrity Services segment are charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income.

Segment Operating Results

Water and Environmental Services Segment

The following table summarizes the operating results of our Water and Environmental Services segment for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change
	(in thousands, except per barrel data)

Revenues	$5,968		$6,099		$(131)	(2)%
Costs of services	2,491		1,908		583	31%
Gross margin	3,477	58%	4,191	69%	(714)	(17)%
General and administrative expense	804	13%	802	13%	2	0%
Depreciation, amortization and accretion	948		978		(30)	(3)%
Operating income	$1,725	29%	$2,411	40%	$(686)	(28)%

Operating data:
Total barrels of saltwater disposed	5,465		5,126		339	7%
Average revenue per barrel disposed (a)	$1.09		$1.19		$(0.10)	(8)%
Revenue variance due to barrels disposed					$403
Revenue variance due to average revenue per barrel					$(534)

(a)	Average revenue per barrel disposed is caculated by dividing revenues (which include flowback, produced water, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues.  The decrease of $0.1 million in revenues is primarily due to a $0.5 million negative price variance as the average revenue per barrel disposed decreased from $1.19 in the third quarter of 2013 to $1.09 in the third quarter of 2014. This decline was partially offset by a $0.4 million positive volume variance as water volumes disposed increased from 5.1 million barrels in 2013 to 5.5 million barrels in 2014. The decrease in average revenue per barrel disposed is due primarily to a decrease in revenue associated with residual oil sales between the periods resulting from a decline in barrels sold. The decrease in average revenue per barrel disposed was offset somewhat by revenues associated with the management of third party SWD facilities through associated management fee contracts acquired effective October 1, 2013 (the “CES Contracts”).

Costs of services.  Costs of services increased from 2013 to 2014 due primarily to increased repairs and maintenance related to tank clean out expenditures that were incurred during the third quarter of 2014.

Gross margin.  The decrease in gross margin is mainly caused by lower residual oil sales and higher repair and maintenance expenses in 2014.

Operating income.  The decline in segment operating income of $0.7 million from 2013 to 2014 is due primarily to lower residual oil sales and higher repair and maintenance expenses.

The following table summarizes the operating results of our Water and Environmental Services segment for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change
	(in thousands, except per barrel data)

Revenues	$17,223		$16,505		$718	4%
Costs of services	6,532		5,216		1,316	25%
Gross margin	10,691	62%	11,289	68%	(598)	(5)%
General and administrative expense	2,229	13%	2,332	14%	(103)	(4)%
Depreciation, amortization and accretion	2,814		2,819		(5)	0%
Operating income	$5,648	33%	$6,138	37%	$(490)	(8)%

Operating data:
Total barrels of saltwater disposed	14,205		14,489		(284)	(2)%
Average revenue per barrel disposed (a)	$1.21		$1.14		$0.07	6%
Revenue variance due to barrels disposed					$(324)

Revenue variance due to average revenue per barrel					$1,042

(a)	Average revenue per barrel disposed is caculated by dividing revenues (which include flowback, produced water, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues.  The increase of $0.7 million in revenues is primarily due to a $1.0 million positive price variance as the average revenue per barrel disposed increased from $1.14 in 2013 to $1.21 in 2014. This increase was partially offset by a $0.3 million negative volume variance as water volumes disposed decreased from 14.5 million barrels in 2013 to 14.2 million barrels in 2014. The increase in average revenue per barrel disposed is due primarily to management fee revenues generated from the management of third party SWD facilities pursuant to the CES Contracts (acquired October 1, 2013).

Costs of services.  Costs of services increased from 2013 to 2014 due primarily to additional staffing, and therefore, higher labor costs associated with the CES Contracts, as well as increased repairs and maintenance expenses in 2014 due to the general aging of the SWD facilities and scheduled heavy maintenance, including pump rebuilds and tank clean outs, as well as higher chemical costs incurred in 2014 related to the implementation of a chemical program that was initiated site by site throughout 2013.

Gross margin.  The decrease in gross margin from 2013 to 2014 is primarily attributable to higher labor costs and higher costs associated with the CES Contracts coupled with increased repairs and maintenance at a number of the SWD facilities, partially offset by increased revenue from the CES Contracts.

General and administrative expense. General and administrative expenses remained fairly consistent from period to period despite increased management fees associated with charges received from our general partner under the terms of our omnibus agreement incurred during 2014 offset by lower professional fees as 2013 included significant professional fees related to the IPO.

Operating income.  Segment operating income declined slightly from year to year primarily because of an increase in repairs and maintenance expenses from 2013 to 2014 and higher staffing costs, offset by revenue recognized on the CES Contracts.

Pipeline Inspection and Integrity Services Segment

The following table summarizes the operating results of our Pipeline Inspection and Integrity Services segment for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
		% of		% of		%
	2014	Revenue	2013	Revenue	Change	Change
	(in thousands, except average revenue and inspector data)

Revenues	$105,048		$110,881		$(5,833)	(5)%
Costs of services	95,244		100,761		(5,517)	(5)%
Gross margin	9,804	9%	10,120	9%	(316)	(3)%
General and administrative expense	4,633	4%	4,741	4%	(108)	(2)%
Depreciation, amortization and accretion	634		646		(12)	(2)%
Operating income	$4,537	4%	$4,733	4%	$(196)	(4)%

Operating data:
Average number of inspectors per week	1,648		1,667		(19)	(1)%
Average revenue per inspector per week	$4,850		$5,061		$(211)	(4)%
Revenue variance due to number of inspectors					$(1,211)
Revenue variance due to average revenue per inspector					$(4,622)

Revenues. The decrease of $5.8 million in revenue is primarily due to a 4.6 million negative price variance as the average revenue per inspector declined from $5,061 per inspector in 2013 to $4,850 per inspector in 2014, as well as a $1.2 million negative variance due to a decline in the number of inspectors. The average revenue per inspector decreased by $211 per week primarily due to a change in customer mix and a decline in the average Canadian Exchange Rate between the periods, representing $167 and $44 of the decrease, respectively. The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. Significant inspector headcount changes between the periods include a decline of 160 inspectors with one of our largest customers, due to the completion of one of their major projects, partially offset by increased headcounts with several other customers.

Costs of services. Costs of services are driven primarily by the payroll costs associated with the inspector headcount employed during the period and, to a lesser extent, reimbursable expense associated with the inspectors’ travel costs. Cost of services were slightly lower in 2014 as compared to 2013 due to the decline in the average inspector headcount.

Gross margin. Gross margin declined from 2013 to 2014 proportionally with the decrease in revenues and costs of services.  The gross margin percentage, however, remained consistent at 9%.

Operating income. Segment operating income declined slightly from 2013 to 2014 due primarily to the decline in gross margins.

The following table summarizes the operating results of our Pipeline Inspection and Integrity Services segment for the nine months ended September 30, 2014 and from June 26, 2013 to September 30, 2013.

	Nine Months Ended September 30,
		% of		% of
	2014	Revenue	2013 (a)	Revenue	Change
		(in thousands, except average revenue and inspector data)

Revenues	$285,038		$114,988		$170,050
Costs of services	258,725		104,486		154,239
Gross margin	26,313	9%	10,502	9%	15,811
General and administrative expense	13,129	5%	4,911	4%	8,218
Depreciation, amortization and accretion	1,905		679		1,226
Operating income	$11,279	4%	$4,912	4%	$6,367

Operating data:
Average number of inspectors	1,530		1,667		(137)
Average revenue per inspector per week	$4,778		$5,030		$(252)

(a)	Activity for the Nine Months Ended September 30, 2013 reflects operations of the TIR Entities from the June 26, 2013 acquisition date through the end of the period.

Revenues. Revenues increased $170.1 million from 2013 to 2014 primarily due to the fact that 2013 reflects revenues only since the acquisition of the TIR Entities (see note a above).

Costs of services. Costs of services increased $154.2 million from 2013 to 2014 primarily due to the fact that 2013 reflects costs of services only since the acquisition of the TIR Entities (see note a above).

Gross margin. Gross margin increased $15.8 million from 2013 to 2014.  The gross margin percentage remained consistent with that of the prior year at 9%.

General and administrative expense. General and administrative expenses increased $8.2 million primarily due to the fact that 2013 reflects expenses only since the acquisition of the TIR Entities (see note a above).

Depreciation, amortization and accretion expense. Depreciation and amortization expense increased $1.2 million primarily due to the fact that 2013 expenses were included only since the acquisition of the TIR Entities (see note a above).

Operating income. The segment operating income for the nine months ended September 30, 2014 increased $6.4 million primarily due to the fact that 2013 activity only reflects revenues and expenses since the acquisition of the TIR Entities (see note a above).

Adjusted EBITDA

We define Adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation, amortization and accretion expenses, and other non-recurring items.  Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013 (a)
		(Recast)		(Recast)
	(in thousands)

Net income	$5,097	$4,488	$13,543	$19,543
Add:
Interest expense	795	1,447	2,352	1,500
Income tax expense	413	1,211	654	1,264
Depreciation, amortization and accretion	1,621	1,624	4,847	3,550
Offering costs	-	-	446	-
Less:
Gain on reversal of contingent consideration	-	-	-	11,250

Adjusted EBITDA	$7,926	$8,770	$21,842	$14,607

Reconciliation of Net Income Attributable to Partners to Adjusted EBITDA Attributable to Partners

	January 1, 2014	January 21, 2014	Nine Months
	through	through	Ended
	January 20, 2014	September 30, 2014	September 30, 2014
	(in thousands)

Net income attributable to partners	$646	$9,333	$9,979
Add:
Interest expense attributable to partners	182	614	796
Income tax expense attributable to partners	28	329	357
Depreciation, amortization and accretion attributable to partners	349	3,529	3,878
Offering costs	446	-	446

Adjusted EBITDA attributable to partners	$1,651	$13,805	$15,456

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2014	2013
		(Recast)
	(in thousands)

Net cash provided by operating activities	$10,172	$1,370
Changes in trade accounts receivable	1,539	18,041
Changes in prepaid expenses and other	1,185	(76)
Changes in accounts payable, accrued payroll and other	(8,854)	(7,044)
Change in income tax payable	15,517	(402)
Loss on asset disposal	(3)	-
Equity earnings in investee company	16	-
Offering costs	446	-
Equity-based compensation	(594)	-
Interest expense (excluding non-cash interest)	1,787	1,500
Income tax expense (excluding deferred tax benefit)	631	1,218

Adjusted EBITDA	$21,842	$14,607

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At September 30, 2014, our sources of liquidity included:

•	cash generated from operations, which resulted in $24.7 million in cash on the balance sheet at September 30, 2014 which includes 100% of the cash of the TIR Entities in which we own a 50.1% interest;

•	available borrowings under our credit agreement of $45.0 million at September 30, 2014 with the available borrowings increased to $125.0 million under the first amendment to the Credit Agreement entered into on October 21, 2014; and

•	issuance of equity securities.

We anticipate that we may make significant growth capital expenditures in the future, including acquiring new SWD facilities or expanding our existing assets and offerings in our current business segments.  In addition, as we continue to grow, the substantial working capital needs of our Pipeline Inspection and Integrity Services segment could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.  We expect that our future growth capital expenditures will be funded by borrowings under our credit agreement and the issuance of debt and equity securities.  However, we may not be able to raise additional funds on desired or favorable terms or at all.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

•	less , the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
o	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
o	comply with applicable law, and of our debt instruments or other agreements; or
o	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
•	plus , if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

 We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

	Date	Record	Date	Amount		Amounts Paid to
Period	Declared	Date	Paid	Per Unit		Limited Partners
						(in thousands)

First Quarter - 2014	April 25, 2014	May 6, 2014	May 15, 2014	$0.3014	(a)	$3,566
Second Quarter - 2014	July 29, 2014	August 8, 2014	August 14, 2014	$0.3968	(b)	$4,693
Third Quarter - 2014	October 30, 2014	November 10, 2014	November 14, 2014 (c)	$0.4064	(d)	$4,806

(a)	Reflects a proration of the targeted minimum quarterly cash distribution of $0.3875 for the period from the closing of the Partnership's IPO on January 21, 2014 through March 31, 2014.
(b)	Represents a distribution in excess of the targeted minimum quarterly cash distribution reflected in the Partnership's IPO of $0.3875 ($1.55 per year), an increase of 2.41%.
(c)	Our Board of Directors declared and expects to pay this cash distribution to unitholders of record subsequent to September 30, 2014, the date of these Condensed Consolidated Financial Statements.
(d)	Represents a distribution in excess of the targeted minimum quarterly cash distribution reflected in the Partnership's IPO of $0.3875 ($1.55 per year), an increase of 4.88%.

Our Credit Agreement

In December 2013, we, along with our affiliate Cypress Energy Partners – TIR, LLC (“CEP-TIR”), (together, the “Borrowers”), entered into a $120.0 million secured credit agreement as co-borrowers and co-guarantors consisting of a $65.0 million senior secured working capital revolving credit facility and a $55.0 million senior secured acquisition revolving credit facility.

On October 21, 2014, we amended the credit agreement.  The amendment increased the aggregate availability under the credit agreement from $120.0 million to $200.0 million and extended the maturity date to December 24, 2018.  Availability under the acquisition revolving credit facility was increased to $125.0 million and availability under the working capital revolving credit facility was increased to $75.0 million.  In addition, the amendment provides for an accordion feature that allows us to increase availability under the facilities by an additional $125.0 million.

At September 30, 2014 and December 31, 2013, there were outstanding borrowings under the credit agreement of $75.0 million.  Borrowings under the credit agreement are due at maturity.  If at any time outstanding borrowings exceed the combined borrowing base of the Borrowers, principal in the amount of the excess is due upon submission of the borrowing base calculation.  We had $30.0 million of availability under the acquisition revolving credit facility and $15.0 million of availability under the working capital revolving credit facility at September 30, 2014.  The obligations under our credit agreement are secured by a first priority lien on substantially all assets of the Borrowers.

We used borrowings under our credit agreement to repay and retire the outstanding indebtedness under the TIR Entities’ revolving credit facility and mezzanine facilities.  We intend to use the remaining borrowing capacity to fund working capital, capital expenditures, acquisitions and for general partnership purposes.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement.  For the three and nine months ended September 30, 2014, the effective interest rate on credit agreement borrowings ranged between 2.70% and 3.24%.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At September 30, 2014, our total adjusted leverage ratio was 0.82 to 1.0 and our interest coverage ratio was 6.32 to 1.0.

In addition, our credit agreement restricts our ability to make distributions on, or redeem or repurchase our equity interests, provided however, that we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our credit agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the working capital revolving credit facility by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the borrowing base revolving credit facility.  Our calculated borrowing base at September 30, 2014 exceeded our maximum availability under the working capital revolving credit facility.  Availability under the acquisition revolving credit facility is not subject to a borrowing base calculation.

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

Cash Flows

The following table sets forth a summary of the net cash provided by / (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013.  The cash flows for the nine months ended September 30, 2013 include activity of the Water and Environmental Services segment for nine months and the Pipeline Inspection and Integrity Services segment since the date of its acquisition (June 26, 2013) and therefore, may not be comparable to the nine month activity ended September 30, 2014.

	Nine Months Ended September 30,
	2014	2013
		(Recast)
	(in thousands)

Net cash provided by operating activities	$10,172	$1,370
Net cash (used in) / provided by investing activities	(471)	7,438
Net cash (used in) / provided by financing activites	(11,334)	8,897
Effect of exchange rates on cash	(363)	-

Net (decrease) / increase in cash and cash equivalents	$(1,996)	$17,705

Net cash provided by operating activities.  The increase of $8.8 million from 2013 to 2014 is primarily attributable to an increase in net income as adjusted for non-cash items of $7.7 million, as well as favorable changes in working capital of $1.1 million.  The increase in net income as adjusted for non-cash items is primarily due to the acquisition of the TIR Entities.  The change in working capital is the result of reductions in accounts receivable associated with the timing of billings and collections in the Pipeline Inspection and Integrity Services segment offset by a reduction in working capital associated with the payment of income taxes primarily associated with the conversion of the TIR Entities from taxable entities to pass through entities for federal income tax purposes.

Net cash (used in) / provided by investing activities.  This amount decreased from 2013 to 2014 primarily due to the TIR Entity cash acquired in 2013 of $10.1 million.  Offsetting that reduction, capital spending for the purchase of property and equipment declined $2.2 million.

Net cash (used in) / provided by financing activities.  The change in the net cash used in financing activities from 2013 to 2014 is primarily attributable to cash advances from long-term debt in 2013 of $8.6 million versus partnership distributions totaling $8.3 million and distributions to non-controlling members of the TIR Entities of $2.8 million in 2014.  Proceeds received from our IPO of $80.2 million were distributed to Holdings.

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

•	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, work overs, pipelines, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations.

•	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties, the construction or development of additional SWD capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our TIR-NDE pipeline inspection business. Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.

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

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, our Chief Accounting Officer and Controller, and the TIR Entities’ Controller.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On July 3, 2014, a group of former minority shareholders of TIR Inc., formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members.  TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities that closed in December 2013 (the “TIR Merger”).  The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares in the TIR Merger and are seeking rescission of the TIR Merger or, alternatively, compensatory and punitive damages.  The Partnership is not named as a defendant in this civil action.  TIR LLC and the other defendants have been advised by counsel that the action lacks merit.  In addition, the Partnership anticipates no disruption in its business operations or those of TIR LLC related to this action.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on November 12, 2014.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer