Form 10-Q
period 2015-03-31
Cypress Energy Partners, L.P.
filed 2015-05-14
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 001-36260

CYPRESS ENERGY PARTNERS, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	61-1721523
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5727 South Lewis Avenue, Suite 300 Tulsa, Oklahoma	74105
(Address of principal executive offices)	(zip code)

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

As of May 12, 2015, the registrant had 5,916,634 common units and 5,913,000 subordinated units outstanding.

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

●

“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 671,250 common units representing 11.3% of our outstanding common units and 4,939,299 subordinated units representing 83.5% of our subordinated units;

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

●

“CES LLC” refers to Cypress Energy Services, LLC, our 51.0% indirectly owned subsidiary that performs management services for our salt water disposal (“SWD”) facilities, as well as third party facilities.  SBG Energy Services, LLC (“SBG Energy”) owns the remaining interests and CEP LLC has the right to acquire such interests;

●

“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“PI&IS” refers to our Pipeline Inspection and Integrity Services business segment;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

●

“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiaries and TIR-NDE, all of which were 50.1% owned by CEP LLC from our IPO until February 1, 2015 at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

●	“TIR-Foley” refers to Foley Inspection Services ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.”  These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, and in this report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(in thousands, except unit data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$26,541	$20,757
Trade accounts receivable, net	52,205	54,075
Deferred tax assets	4	68
Prepaid expenses and other	2,067	2,440
Total current assets	80,817	77,340
Property and equipment:
Property and equipment, at cost	28,088	27,878
Less: Accumulated depreciation	4,236	3,538
Total property and equipment, net	23,852	24,340
Intangible assets, net	29,482	30,245
Goodwill	55,408	55,545
Debt issuance costs, net	2,184	2,318
Other assets	47	54
Total assets	$191,790	$189,842

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,562	$2,461
Accounts payable - affiliates	33	586
Accrued payroll and other	15,236	7,750
Income taxes payable	613	546
Total current liabilities	17,444	11,343
Long-term debt	130,200	77,600
Deferred tax liabilities	348	438
Asset retirement obligations	33	33
Total liabilities	148,025	89,414

Commitments and contingencies - Note 10

Owners' equity:
Partners’ capital:
Common units (5,916,634 and 5,913,000 units outstanding at March 31, 2015 and December 31, 2014, respectively)	5,383	6,285
Subordinated units (5,913,000 units outstanding at March 31, 2015 and December 31, 2014)	65,062	66,096
General partner	(25,730)	1,999
Accumulated other comprehensive loss	(1,934)	(525)
Total partners' capital	42,781	73,855
Non-controlling interests	984	26,573
Total owners' equity	43,765	100,428
Total liabilities and owners' equity	$191,790	$189,842

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2015 and 2014
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2015	2014

Revenues	$94,066	$97,523
Costs of services	83,517	86,103
Gross margin	10,549	11,420

Operating costs and expense:
General and administrative	5,262	4,954
Depreciation, amortization and accretion	1,258	1,561
Operating income	4,029	4,905

Other (expense) income:
Interest expense, net	(1,007)	(785)
Offering costs	-	(446)
Other, net	8	(12)
Net income before income tax expense	3,030	3,662
Income tax expense	204	145
Net income	2,826	3,517

Net income attributable to non-controlling interests	167	773
Net income attributable to partners	2,659	2,744

Net income attributable to general partner	-	646
Net income attributable to limited partners	$2,659	$2,098

Net income attributable to limited partners allocated to:
Common unitholders	$1,330	$1,049
Subordinated unitholders	1,329	1,049
	$2,659	$2,098

Net income per common limited partner unit:
Basic	$0.22	$0.18
Diluted	$0.22	$0.17

Net income per subordinated limited partner unit - basic and diluted	$0.22	$0.18

Weighted average common units outstanding:
Basic	5,915,159	5,913,000
Diluted	5,915,159	5,996,240

Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$2,826	$3,517
Other comprehensive loss - foreign currency translation	(885)	(459)

Comprehensive income	$1,941	$3,058

Comprehensive (loss) income attributable to non-controlling interests	(290)	696

Comprehensive income attributable to controlling interests	$2,231	$2,362

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$2,826	$3,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,314	1,610
Loss on asset disposal	3	-
Interest expense from debt issuance cost amortization	134	189
Amortization of equity-based compensation	211	294
Equity (income) loss in investee company	(2)	14
Deferred tax benefit, net	-	(38)
Changes in assets and liabilities:
Trade accounts receivable	1,870	7,147
Prepaid expenses and other	383	232
Accounts payable and accrued payroll and other	6,739	6,019
Income taxes payable	67	(15,930)
Net cash provided by operating activities	13,545	3,054

Investing activities:
Acquisition of 49.9% interest in the TIR Entities (Note 4)	(52,588)	-
Purchase of property and equipment	(930)	(319)
Net cash used in investing activities	(53,518)	(319)

Financing activities:
Proceeds from initial public offering	-	80,213
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	(80,213)
Payment of deferred offering costs	-	(314)
Advances on long-term debt	52,600	-
Repayment of long-term debt	-	(5,000)
Payments on behalf of affiliates	-	(65)
Net advances from members	-	314
Distributions to limited partners	(4,806)	-
Distributions to non-controlling members of the TIR Entities	(1,421)	-
Net cash provided by (used in) financing activities	46,373	(5,065)

Effect of exchange rates on cash	(616)	(328)

Net increase (decrease) in cash and cash equivalents	5,784	(2,658)
Cash and cash equivalents, beginning of period	20,757	26,690
Cash and cash equivalents, end of period	$26,541	$24,032

Non-cash items:
Accounts payable excluded from capital expenditures	$51	$75

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statement of Owners' Equity
For the Three Months Ended March 31, 2015
(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Owners' equity at December 31, 2014	$1,999	$6,285	$66,096	$(525)	$26,573	$100,428
Net income for the period January 1, 2015 through January 31, 2015	-	328	328	-	202	858
Net income for the period February 1, 2015 through March 31, 2015	-	1,002	1,001	-	(35)	1,968
Foreign currency translation adjustment	-	-	-	(428)	(457)	(885)
Acquisition of 49.9% interest in the TIR Entities (Note 4)	(27,729)	-	-	(981)	(23,878)	(52,588)
Distributions to partners	-	(2,403)	(2,403)	-	-	(4,806)
Distributions to non-controlling interests	-	-	-	-	(1,421)	(1,421)
Equity-based compensation	-	171	40	-	-	211

Owners' Equity at March 31, 2015	$(25,730)	$5,383	$65,062	$(1,934)	$984	$43,765

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

  Notes to the Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide saltwater disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding 5,916,634 common units were made available to the general public. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees and directors of the Partnership.

Our business is organized into the Pipeline Inspection and Integrity Services (“PI&IS”) and Water and Environmental Services (“W&ES”) reportable segments.  PI&IS provides services to energy, public utility and pipeline companies in both the United States and Canada.  The inspectors of PI&IS perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas.  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization.  These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to these SWD facilities, we provide management and staffing services for third-party SWD facilities in the Bakken Shale region, pursuant to management agreements.  We also own a 25% member interest in one of the managed wells.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2015 and 2014 include our accounts and those of our controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from audited financial statements.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed herein.  Accordingly, the Condensed Consolidated Financial Statements do not include all the information and notes required by GAAP for complete consolidated financial statements.  However, we believe that the disclosures made are adequate to make the information not misleading.  These interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

Use of Estimates in the Preparation of Financial Statements

The preparation of the Partnership’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Income Taxes

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources.  At least 90% of our gross income has been qualifying income since our IPO.

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax on the Partnership’s net income is generally borne by the individual partners.  Net income for financial statement purposes may differ significantly from taxable income of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners’ tax attributes in us is not available to us. The Partnership’s Canadian activity remains taxable in Canada, as well as the activities of a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), which has elected to be taxed as a corporation for U.S. federal income tax purposes.  Consequently, the Partnership records income tax expense for our Canadian operations, our U.S. corporate operations and any state income and franchise taxes specifically applicable to the Partnership. The Partnership also has a private letter ruling pending with the Internal Revenue Service related to the TIR-PUC activities.

Non-controlling Interest

We have certain consolidated subsidiaries in which outside parties own interests. The non-controlling interest shown in our Condensed Consolidated Financial Statements represents the other owners’ share of these entities.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

Identifiable Intangible Assets

Our recorded identifiable intangible assets primarily include customer lists, trademarks and trade names.  Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach, or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the three months ended March 31, 2015 or 2014.

Goodwill

Goodwill is not amortized, but is subject to an annual review on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  In accordance with ASC 350 “Intangibles — Goodwill and Other”, we have assessed the reporting unit definitions and determined that PI&IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reporting segments. There were no impairments of goodwill during the three months ended March 31, 2015 or 2014.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

Impairments of Long-Lived Assets

As prescribed by ASC 360-10-05, Property, Plant and Equipment – General Impairment or Disposal of Long-Lived Assets, we assess property, plant and equipment ("PP&E") for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses and the outlook for national or regional market supply and demand for the services we provide. There were no recorded impairments of long-lived assets for the three months ended March 31, 2015 or 2014.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership will be required to comply with this ASU beginning in 2017.  We are currently evaluating the impact of this ASU on the financial information of the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows. On April 29, 2015, the FASB issued a proposal to defer the effective date to periods beginning after December 15, 2017.

The FASB issued ASU 2015-03 – Interest – Imputation of Interest in April 2015. This guidance requires debt issuance costs related to our long-term debt (currently reflected as a non-current asset) be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. The Partnership will be required to comply with this ASU beginning in 2016. It requires retrospective application and we plan to adopt this guidance beginning in the first quarter of 2016. We are currently reviewing the new requirements to determine the impact this guidance will have on our Consolidated Financial Statements.

3.  Initial Public Offering

On January 21, 2014, the Partnership completed its IPO consisting of 4,312,500 common units, representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts, commissions and fees) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  We received proceeds of $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Cypress Energy Holdings II, LLC (“Holdings II”), a wholly owned subsidiary of Cypress Energy Holdings, LLC (“Holdings”), as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.

Total incurred deferred offering costs of $2.9 million were charged to Owners’ Equity against the proceeds of the IPO.  The Partnership incurred $0.4 million of offering costs during the three months ended March 31, 2014 that were expensed as incurred.  No offering costs were incurred during the three months ended March 31, 2015.  These non-recurring costs are reflected as offering costs in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014.

In connection with the IPO, Holdings II conveyed a 100% interest in Cypress Energy Partners, LLC ("CEP LLC") in exchange for a 47.8% limited partner interest in the Partnership and the right to receive the proceeds of the IPO. In addition, affiliates of Holdings, conveyed an aggregate 50.1% interest in Tulsa Inspection Resources, LLC (“TIR LLC”), Tulsa Inspection Resources – Nondestructive Examination, LLC and Tulsa Inspection Resources Holdings, LLC (collectively, the “TIR Entities”) to the Partnership in exchange for an aggregate 15.7% limited partner interest in the Partnership.

4. Acquisitions

Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by the affiliates of Holdings for $52.6 million. We financed this acquisition with borrowings under our acquisition revolving credit facility. Because we already controlled and consolidated the TIR Entities in our Consolidated Financial Statements, the amount paid in excess of the previously recorded non-controlling interest in the TIR Entities has been reflected in the Condensed Consolidated Statement of Owners’ Equity as a distribution to the general partner.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

5.  Credit Agreement

The Partnership is party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“WCRCF”) which provides up to $75.0 million in borrowing capacity to fund working capital needs and an acquisition revolving credit facility (“ARCF”) which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the credit agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million. The Credit Agreement matures December 24, 2018.

At March 31, 2015 and December 31, 2014, outstanding borrowings under the credit agreement totaled $130.2 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $50.0 million at March 31, 2015 and December 31, 2014. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $80.2 million and $27.6 million at March 31, 2015 and December 31, 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Borrowers.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement.  The interest rate on credit agreement borrowings ranged between 2.68% and 3.27% for the three months ended March 31, 2015 and 2.91% and 3.50% for the three months ended March 31, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended March 31, 2015 and 2014 was $0.8 million and $0.7 million, respectively, including commitment fees.

Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At March 31, 2015, our total adjusted leverage ratio was 2.85 to 1.0 and our interest coverage ratio was 8.21 to 1.0, pursuant to the credit agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our credit agreement, the lenders may declare any outstanding principal of our credit agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement. We expect to remain in compliance with all or our financial debt covenants throughout the next twelve months.

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

6. Income Taxes

Income tax expense reflected on the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 differs from an expected statutory rate of 35% primarily due to the non-taxable nature of partnership earnings for both U.S. federal and, in most cases, state income tax purposes (pass-through status) offset by the corporate income taxes of TIR-PUC, the income taxes related to our Canadian operations and any applicable state income and franchise taxes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

7.  Equity Compensation

Effective at the closing of the IPO, our General Partner adopted a long-term incentive plan (“LTIP”) that authorized up to 1,182,600 units representing 10% of the initial outstanding units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units.  This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is amortized over the vesting period of the grant.  Prior to January 1, 2015, Holdings reimbursed the Partnership for the direct expense of the awards and allocated the expense to us through the annual administrative fee provided for under the terms of the omnibus agreement (Note 8).  For the three months ended March 31, 2015 and 2014, compensation expense of $0.2 million and $0.1 million, respectively, was recorded under the LTIP.  The following table sets forth the LTIP Unit activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit

Units at January 1	158,353	$18.11	-	$-
Units granted	168,070	13.42	116,843	17.22
Units vested and issued	(3,634)	(18.61)	-	-
Units forfeited	(4,372)	(18.10)	-	-
Units at March 31	318,417	15.63	116,843	17.22

Outstanding Units issued to directors vest ratably over a three-year period from the date of grant.  Units granted to employees vest over either a five-year period or eighteen month period from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year and one third at the end of the fifth year. The eighteen month awards vest 100% at the end of the vesting period. Under certain circumstances, awards will vest in full upon the occurrence certain events as defined in the LTIP agreement.

In conjunction with the IPO, phantom profits interest units previously issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP.  Vesting under all of the exchanged awards was retroactive to the initial grant date.  The awards are considered for all purposes to have been granted under the Partnership’s LTIP.

In addition, at IPO, certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with the subordinated units was less than $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.  The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $0.1 million in the first quarter of 2014 as the new awards are accounted for as equity.

8.  Related-Party Transactions

Omnibus Agreement

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties that govern the following matters, among other things:

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

●

our payment of an annual administrative fee in the amount of $4.04 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively, to be paid in quarterly installments (pro-rated in 2014 from the IPO date) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and compensation expense for all employees required to manage and operate our business.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

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

The amount charged by Holdings for the three months ended March 31, 2015 and 2014 was $1.01 million and $0.8 million, respectively, and is reflected in general and administrative in the Condensed Consolidated Statements of Income.

Distributions to / Advances from Parent

Prior to the IPO, we provided treasury and accounts payable services for Holdings and other affiliates.  Amounts paid on behalf of Holdings and its affiliates, net of cash transfers from Holdings, are treated as a component of Parent Net Equity.  Net distributions to Parent were $0.2 million for the three months ended March 31, 2014.  There were no net distributions / advances to Parent during the three months ended March 31, 2015.

Other Related Party Transactions

A current board member has an ownership interest in a customer of the Partnership – Rud Transportation, LLC (“Rud”).  Total revenue recognized by the Partnership from Rud was $0.4 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.  Accounts receivable from Rud was $0.4 million and $0.3 million at March 31, 2015 and December 31, 2014, respectively, and is included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

The Partnership, through CES LLC, provides management services to its 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.1 million for the three months ended March 31, 2015 and 2014.  Accounts receivable from Arnegard totaled $0.1 million at March 31, 2015 and December 31, 2014 and is included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

CES LLC outsources staffing and payroll services to an affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”).  CEM-BO is owned 49% by SBG Energy (an entity which a current board member and business partner has an ownership interest).  Total employee related costs paid to CEM-BO were $0.7 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.  Included in accounts payable on the Condensed Consolidated Balance Sheets was less than $0.1 million at March 31, 2015 and $0.2 million at December 31, 2014, related to this arrangement.

9.  Earnings per Unit and Cash Distributions

Subsequent to the IPO, the Partnership presents earnings per unit information in accordance with ASC Topic 260 – Earnings per Share.

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement.  Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 21, 2014.  The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.  For the three months ended March 31, 2015, the weighted-average number of units outstanding was 11,828,159, comprised of 5,915,159 common units and 5,913,000 subordinated units. For the three months ended March 31, 2014, the weighted-average number of units outstanding was 11,826,000, comprised of 5,913,000 common units and 5,913,000 subordinated units.

In addition to the common and subordinated units, we have also identified incentive distribution rights as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of units outstanding during the period.

Our partnership agreement calls for minimum quarterly cash distributions.  The following table summarizes the cash distributions declared and paid by the Partnership since our IPO.  There were no cash distributions declared or paid prior to these distributions.

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (c)
		(in thousands)

May 15, 2014 (a)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015 (b)	0.406413	4,808	3,052
Total 2015 Distributions (through May 14, 2015)	0.812826	9,614	6,104

Total Distributions (through May 14, 2015) since IPO	$1.917472	$22,678	$14,400

(a)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(b)	First quarter 2015 distribution was declared and paid in the second quarter of 2015.
(c)	Approximately 63.5% of the Partnership's outstanding units are held by Holdings and its affiliates.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Condensed Consolidated Financial Statements

In addition, the TIR Entities made total cash distributions of $3.2 million during the three months ended March 31, 2015 related to activity for the three months ended December 2014 (none in the three months ended March 31, 2014), of which $1.8 million was distributed to the Partnership and $1.4 million was distributed to the non-controlling members of the TIR Entities.

10.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.5 million at March 31, 2015 and December 31, 2014, included in prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Employment Contract Commitments

A subsidiary of the Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At March 31, 2015 and December 31, 2014, the aggregate commitment for future compensation and severance was approximately $0.9 million.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified.  At March 31, 2015 and December 31, 2014, the Partnership recognized an estimated liability of $0.2 million associated with the probable settlement of ongoing customer audits of charges originally approved by customer representatives. These liabilities are reflected in accrued payroll and other on the Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

Legal Proceedings

On July 3, 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”, the predecessor of the TIR Entities), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members. TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities that closed in December 2013 (the “TIR Merger”). The former shareholders of TIR Inc. claim that they did not receive sufficient value for their shares in the TIR Merger and are seeking rescission of the TIR Merger or, alternatively, compensatory and punitive damages. The Partnership is not named as a defendant in this civil action. TIR LLC and the other defendants have been advised by counsel that the action lacks merit. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote. In addition, the Partnership anticipates no disruption in its business operations related to this action.

On February 2, 2015, a former inspector for TIR LLC filed a putative collective action lawsuit alleging that TIR LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled Fenley v. TIR LLC in the United States District Court for the District of Kansas.  The plaintiff alleges he was a non-exempt employee of TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. Subsequent to quarter end, this case was dismissed without prejudice, due to improper venue.

11.  Reportable Segments

The Partnership’s operations consist of two reportable segments: (i) Pipeline Inspection and Integrity Services (“PI&IS”) and (ii) Water and Environmental Services (“W&ES”).

PI&IS – This segment represents the pipeline inspection and integrity services operations of the TIR Entities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, including centralized management and processing.  This segment provides independent inspection and integrity services to various energy, public utility and pipeline companies.  The inspectors in this segment perform a variety of inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

W&ES – This segment includes the operations of ten SWD facilities and fees related to the management of three additional SWD facilities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

The following tables show operating income by reportable segment and a reconciliation of combined total segment operating income to net income before income tax expense.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Condensed Consolidated Financial Statements

	PI&IS	W&ES	Other	Total
	(in thousands)

Three months ended March 31, 2015

Revenue	$89,814	$4,252	$-	$94,066
Costs of services	81,816	1,701	-	83,517
Gross margin	7,998	2,551	-	10,549
General and administrative expense	4,286	872	104	5,262
Depreciation, amortization and accretion	626	632	-	1,258
Operating income	$3,086	$1,047	$(104)	4,029
Interest expense, net				1,007
Other expense, net				(8)
Net income before income tax expense				$3,030

Three months ended March 31, 2014

Revenue	$92,263	$5,260	$-	$97,523
Costs of services	83,976	2,127	-	86,103
Gross margin	8,287	3,133	-	11,420
General and administrative expense	4,345	609	-	4,954
Depreciation, amortization and accretion	635	926	-	1,561
Operating income	$3,307	$1,598	$-	4,905
Interest expense, net				785
Offering costs				446
Other expense, net				12
				$3,662

Total Assets

March 31, 2015	$141,896	$47,625	$2,269

December 31, 2014	$136,224	$50,296	$3,322

12. Subsequent Events

Acquisition of Controlling Interest in Hydrostatic Testing Entity

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown Integrity, LLC (“Brown”), a hydrostatic pipeline inspection and integrity services business for $10.7 million, financed through the Partnership’s Credit Agreement acquisition revolving credit and working capital revolving credit facilities.  In addition, provisions in the purchase agreement provide for certain earn-out payments that could increase the purchase price an additional $9.5 million dependent upon Brown’s distributable cash flows generated over the next two years. The Partnership also has the right, but not the obligation, to acquire the remaining 49% of Brown commencing May 1, 2017 pursuant to a formula that would yield a maximum purchase price of $28 million in any combination of cash and/or Partnership units (at the Partnership’s discretion). Due to the recent closing date of this transaction, an estimate of the effects this acquisition will have on the Condensed Consolidated Financial Statements has not yet been made. The Partnership is currently in the process of determining the fair values of the assets and liabilities acquired under the acquisition method of accounting as outlined in Note 2 of our Annual Report on Form 10-K.

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating our management contracts. While management of the Partnership believes that the parties do not have the right to terminate the agreements, the termination of these agreements would result in a reduction of management fee revenue and a corresponding reduction in labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million for the three months ended March 31, 2015.

Credit Agreement Amendment

On May 4, 2015, the Partnership and the Partnership’s lenders, entered into Amendment No. 2 to the Credit Agreement (the “Amendment”), which amends the Credit Agreement to, among other matters, (i) allow each of Tulsa Inspection Resources – Canada ULC and Foley Inspection Services ULC to join the Credit Agreement as an additional borrower under the Credit Agreement, and (ii) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in the IPO prospectus, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.  At the closing of our IPO on January 21, 2014, a 50.1% interest in the TIR Entities and 100% of CEP LLC were contributed to us and became our Pipeline Inspection and Integrity Services (“PI&IS”) segment and our Water and Environmental Services (“W&ES”) segment, respectively.   The remaining 49.9% interest in the TIR Entities was acquired effective February 1, 2015. The financial information for PI&IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We are a growth-oriented master limited partnership formed in September 2013.  We provide independent pipeline inspection and integrity services to various energy, public utility and pipeline companies through our PI&IS segment throughout the United States and Canada.  PI&IS is comprised of the historical operations of the TIR Entities.  We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment.  W&ES is comprised of the historical operations of CEP LLC that were contributed to us.  We operate ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to third party SWD facilities in the Bakken Shale region.  W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  In both of these business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

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

 Affiliates of Holdings II, conveyed an aggregate 50.1% interest in the TIR Entities to the Partnership in exchange for an aggregate 11.4% ownership in the Partnership.  The Partnership subsequently conveyed its interest in the TIR Entities to CEP LLC. Effective February 1, 2015, the Partnership acquired the remaining 49.9% ownership interest in the TIR Entities and as a result, now owns 100%.

Consequently, as of March 31, 2015, Holdings owns approximately 58.8% of the Partnership, while affiliates of Holdings own approximately 5.4% of the Partnership, a total ownership percentage of the Partnership of approximately 64.2% by Holdings and its affiliates.

Omnibus Agreement

 Effective as of the closing of our IPO and as subsequently amended in February 2015, we are party to an omnibus agreement with Holdings, CEM LLC, CEP LLC, our General Partner, CEP-TIR, the TIR Entities, Charles C. Stephenson, Jr. and Cynthia Field that govern the following matters, among other things:

●

our payment of an annual administrative fee in the amount of $4.04 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively, to be paid in quarterly installments (pro-rated in 2014 from the IPO date) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and compensation expense for all employees required to manage and operate our business.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

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

PI&IS

We generate revenue in PI&IS primarily by providing inspection and integrity services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in PI&IS are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project and the duration of the project.  The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems and distribution systems and the legal and regulatory requirements relating to the inspection and maintenance of those assets.  We charge our inspectors’ services to customers on a per project basis, including per diem charges, mileage and other reimbursement items.

W&ES

We generate revenue in W&ES primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities.  Our results in W&ES are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.  We also generate revenue managing SWD facilities for a fee.  Revenues in this segment are recognized when the service is performed and collectability of fees is reasonably assured.

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

Approximately 7% and 29% of our revenue for the three months ended March 31, 2015 and 2014, respectively, in W&ES was derived from sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

PI&IS

Demand remains consistent for our pipeline inspection and integrity services as we operate in a very large market with many customer prospects that we do not currently serve.  We have strengthened our management team and continue to focus on integrity and non-destructive testing services as we continue to evaluate new lines of business to serve our existing customers.   The majority of our clients are public investment grade companies with long planning cycles leading to healthy backlogs of new long-term projects in addition to maintaining their existing pipeline networks that also require inspection. Also, we have only begun to penetrate the public utility company (“PUC”) segment of the industry that brings natural gas to homes and businesses. We believe that with increasing regulatory requirements and the aging U.S. and Canadian pipeline infrastructure that the PI&IS business is more insulated from changes in commodity prices in the near term.  A prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services.

Our average headcount and revenue per inspector metrics were in line with our expectations for the first quarter. We have seen certain customer’s second quarter project start dates postponed to later this year and, to date, have not seen a significant increase in our average inspector headcounts. One of our customers has been delayed on a major project in the Southwest portion of the United States as it attempts to re-route the project with regulators. We expect our second quarter inspector headcounts to increase 15% to 20% in the third and fourth quarters.

W&ES

In our W&ES segment, the decline in the market price of crude oil has a direct impact on our revenues associated with the sale of residual oil. It also has an indirect impact on our water disposal volumes and revenues, depending on how oil and gas producers in the vicinity of our facilities react to declining oil and/or gas prices with respect to their rig and new drilling activity.

Many producers have announced material and significant cuts in their 2015 capital budgets and drilling activities that would reduce new flowback water and produced water and, although unlikely, could potentially stop production on existing wells, which would have a direct impact on the volumes of disposed water and residual oil recovery at our facilities. The material decline in rig count and new drilling activity in many basins, including the Bakken and the Permian, will lead to lower water volumes, reduced skim oil volumes and pricing pressures. Historically, many of our E&P customers have requested pricing concessions to help them cope with the lower commodity prices. In the majority of the basins in the country, new SWD facilities were developed to support the previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing. We have always focused on produced water vs. flowback water and therefore are less impacted than many competitors. However, we are clearly being impacted by lower water volumes, lower skimmed oil volumes, lower per barrel water pricing and lower per barrel oil pricing. We are focused on reducing operating costs and identifying operating efficiencies in an effort to offset the financial impact of declining volumes and prices. Additionally, we continue to focus on piped water opportunities to secure additional long term volumes of produced water for the life of the oil and gas wells’ production. We also provide management services for some third party SWD facilities. In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating our management contracts. While management of the Partnership believes that the parties do not have the right to terminate the agreements, we expect a loss of management fee revenue offset by a corresponding reduction in labor costs associated with staffing the facilities. While we believe the total barrels disposed in the next three quarters will be 10% to 15% higher on average than the first quarter, we do anticipate a decline in price per barrel disposed due to continued market pricing pressures, oil prices, and a decline in our managed facility fees which represented approximately 11% of first quarter revenues in our water and environmental services segment. Revenue per barrel is comprised of (i) water volumes and disposal price per barrel, (ii) skim oil volumes and the selling price for oil per barrel and (iii) third party management fees (including wage reimbursements).

We are pursuing growth opportunities in both of our business segments through both acquisitions and organic growth.  Additionally, we are continually looking for new talent to strengthen our management team as we continue to grow. We believe the acquisition of 51% of Brown will benefit the Partnership in 2015 and beyond.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

●

Effective February 1, 2015, the Partnership acquired the 49.9% non-controlling ownership interest of the TIR Entities from affiliated parties. Accordingly, the Consolidated Financial Statements for the three months ended March 31, 2014 reflect a non-controlling interest of 49.9% of the TIR Entities from the IPO date through the end of the period, while the Consolidated Financial Statements for the three months ended March 31, 2015 reflect a 49.9% non-controlling interest from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests in both periods).

●	In the fourth quarter of 2014, the Partnership acquired an additional SWD facility in the Bakken shale region of North Dakota.

●

The three months ended March 31, 2014 reflects non-recurring offering costs of $0.4 million incurred in conjunction with our IPO. In addition, net income of the Partnership for the period from January 1, 2014 through January 20, 2014 (the period prior to our IPO) is reflected as net income attributable to general partner in the Condensed Consolidated Statement of Income for the three months ended March 31, 2014.

Consolidated Results of Operations

The following table summarizes our historical Condensed Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Revenues	$94,066	$97,523
Costs of services	83,517	86,103
Gross margin	10,549	11,420

Operating costs and expense:
General and administrative	5,262	4,954
Depreciation, amortization and accretion	1,258	1,561
Operating income	4,029	4,905

Other (expense) income:
Interest expense, net	(1,007)	(785)
Offering costs	-	(446)
Other, net	8	(12)
Net income before income tax expense	3,030	3,662
Income tax expense	204	145
Net income	2,826	3,517

Net income attributable to non-controlling interests	167	773
Net income attributable to partners	2,659	2,744

Net income attributable to general partner	-	646
Net income attributable to limited partners	$2,659	$2,098

See the detailed discussion of revenues, cost of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest expense. Interest expense primarily consists of interest on borrowings under our credit agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased from the first quarter 2014 to the first quarter 2015 primarily due to an increase in the average borrowings in 2015. Average debt outstanding during the three months ended March 31, 2015 and 2014 was $100.4 million and $70.2 million, respectively. The increase in average borrowings is primarily related to $2.6 million borrowed to fund a December 2014 SWD acquisition and $52.6 million to fund the February 2015 acquisition of the remaining 49.9% ownership interest in the TIR Entities. Subsequent to the end of the quarter, we acquired a 51% ownership interest in Brown and funded the acquisition under our credit facilities. As a result, outstanding debt after the acquisition of Brown is $140.9 million.

Offering costs. We expensed costs of $0.4 million in the first quarter of 2014 related to our IPO.  No offering costs were expensed during the three months ended March 31, 2015.

Income tax expense.   We believe that we qualify as a partnership for income tax purposes and therefore, generally do not pay income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  Income tax expense includes income taxes related to one taxable corporate subsidiary in the United States and two taxable corporate subsidiaries in Canada in PI&IS, as well as business activity, gross margin, and franchise taxes incurred in certain states. The increase in income tax expense from period to period is primarily attributable to an increase in Texas franchise taxes due to increased business activity in that taxing jurisdiction.

Net income attributable to non-controlling interests.  Non-controlling interests primarily relates to the 49.9% interest in each of the TIR Entities within PI&IS owned by Holdings and its affiliates for three months in 2014 and one month in 2015 prior to the acquisition of this non-controlling interest on February 1, 2015 and a 49% interest in one consolidated subsidiary within W&ES, CES LLC, owned by SBG Energy.  The non-controlling interest holders of the TIR Entities within PI&IS were charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income.

Segment Operating Results

PI&IS

The following table summarizes the operating results of PI&IS for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$89,814		$92,263		$(2,449)	(2.7)%
Costs of sales	81,816		83,976		(2,160)	(2.6)%
Gross margin	7,998	8.9%	8,287	9.0%	(289)	(3.5)%

General and administrative expense	4,286	4.8%	4,345	4.7%	(59)	(1.4)%
Depreciation, amortization and accretion	626		635		(9)	(1.4)%
Operating income	$3,086	3.4%	$3,307	3.6%	$(221)	(6.7)%

Operating Data
Average number of inspectors	1,470		1,506		(36)
Average revenue per inspector per week	$4,752		$4,765		$(13)
Revenue variance due to number of inspectors					$(2,200)
Revenue variance due to average revenue per inspector					$(249)

Revenues. The revenue decrease from period to period of $2.4 million is primarily due to a decrease in the average number of inspectors ($2.2 million) and a slight decrease in the average weekly revenue generated by inspectors ($0.2 million). The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors.

Costs of services. Costs of services are driven primarily by the payroll costs associated with the inspector headcount employed during the period and, to a lesser extent, reimbursable expenses associated with the inspectors’ including per diem, travel and other expenses. Cost of services were slightly lower in 2015 as compared to 2014 commensurate with the reduction in revenues.

Gross margin. Gross margin declined from 2014 to 2015 proportionally with the decrease in revenues and costs of services.  Gross margin as a percentage of revenue remained consistent between periods.

Operating income. Operating income declined slightly from 2014 to 2015 due primarily to the decline in gross margins.

W&ES

The following table summarizes the operating results of W&ES for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$4,252		$5,260		$(1,008)	(19.2)%
Costs of sales	1,701		2,127		(426)	(20.0)%
Gross margin	2,551	60.0%	3,133	59.6%	(582)	(18.6)%

General and administrative expense	872	20.5%	609	11.6%	263	43.2%
Depreciation, amortization and accretion	632		926		(294)	(31.7)%
Operating income	$1,047	24.6%	$1,598	30.4%	$(551)	(34.5)%

Operating Data
Total barrels of saltwater disposed	4,619		4,010		609	15.2%
Average revenue per barrel disposed (a)	$0.92		$1.31		$(0.39)	(29.8)%
Revenue variance due to barrels disposed					$799
Revenue variance due to revenue per barrel					$(1,807)

(a)

Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed. Per barrel oil prices were approximately 50% lower in the first quarter of 2015 compared to the same period in 2014.

Revenues.   The $1.0 million decrease in revenues is due to a decline in the average revenue per barrel disposed, offset in part, by an increase in the barrels of saltwater disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues as well as lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as the significant decline in oil prices from the prior year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the decline in oil prices. Total barrels of saltwater disposed increased primarily due to increased volumes in our Bakken facilities. The increased Bakken volumes are driven primarily by the addition of an additional SWD facility in December 2014. The increase in Bakken disposal activity was partially offset by a decline in our Permian volumes attributable to decreased drilling activity and increased competition near our facilities.

Costs of services.   Costs of services declined proportionally with revenues from 2014 to 2015 due primarily to lower repair and maintenance costs ($0.2 million), lower employee related costs ($0.1 million) and lower oil disposal costs ($0.1 million). The decline in repairs in maintenance is the result of unusually high equipment repair costs incurred in 2014. The lower employee costs are directly attributable to an initiative to lower costs by changing schedules at our facilities. The revised schedule has resulted in lower overtime costs and reduced employee coverage during overnight hours. The lower oil disposal costs are directly attributable to the decline in oil barrels sold and a new vendor in North Dakota offering better pricing.

Gross margin.   The decrease in gross margin is mainly caused by lower residual oil sales, offset by lower cost of services from 2014 to 2015. The gross margin percentage remained fairly consistent from 2014 to 2015.

General and administrative expense. General and administrative expenses increased from year to year due primarily to incremental costs allocated from our general partner under our omnibus agreement and increased compensation expenses from the first quarter 2014 to the first quarter 2015.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the fourth quarter of 2014.

Operating income.   The decline in segment operating income of $0.6 million from 2014 to 2015 is primarily related to the gross margin change discussed above.

Adjusted EBITDA

We define Adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation, amortization and accretion expenses, equity based compensation expense and other non-recurring items.  Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net income	$2,826	$3,517
Add:
Interest expense, net	1,007	785
Depreciation, amortization and accretion	1,315	1,610
Income tax expense	204	145
Offering costs	-	446
Equity based compensation	211	-
Adjusted EBITDA	$5,563	$6,503

Adjusted EBITDA attributable to non-controlling interests	531	1,530
Adjusted EBITDA attributable to partners	$5,032	$4,973

Adjusted EBITDA attributable to general partner (a)	-	1,651
Adjusted EBITDA attributable to limited partners	$5,032	$3,322

(a)	Adjusted EBITDA attributable to general partner in March 31, 2014 represents activity prior to the Partnership’s IPO.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA
	Three Months Ended March 31,
	2015	2014
	(in thousands)

Cash flows provided by operating activities	$13,545	$3,054
Changes in accounts receivable	(1,870)	(7,147)
Changes in prepaid expenses and other	(383)	(232)
Changes in accounts payable and accrued payroll and other	(6,739)	(6,019)
Change in income taxes payable	(67)	15,930
Loss on asset disposal	(3)	-
Equity (income) loss in investee company	2	(14)
Offering costs	-	446
Equity-based compensation	-	(294)
Interest expense (excluding non-cash interest)	873	596
Income tax expense (excluding deferred tax benefit)	205	183
Adjusted EBITDA	$5,563	$6,503

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At March 31, 2015, our sources of liquidity included:

●	cash generated from operations, which resulted in $26.5 million in cash on the balance sheet at March 31, 2015;

●

available borrowings under our credit agreement of $69.8 million at March 31, 2015 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement, and further reduced by $10.7 million that has been utilized subsequent to quarter end to purchase a controlling interest in a hydrostatic testing entity; and

●	issuance of equity securities. We are now S-3 eligible and will be filing a shelf registration document in the near future.

We anticipate that we may make significant growth capital expenditures in the future, including acquiring new SWD facilities, pipelines and new lines of business covered under our IRS private letter ruling, or expanding our existing assets and offerings in our current business segments.  In addition, as we continue to grow, the substantial working capital needs of PI&IS could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.  We expect that our future growth capital expenditures will be funded by borrowings under our credit agreement and the issuance of debt and equity securities.  However, we may not be able to raise additional funds on desired or favorable terms or at all.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less , the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
o	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
o	comply with applicable law, and of our debt instruments or other agreements; or
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

●

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

 We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

	Per Unit Cash	Total Cash
Payment Date	Distributions	Distributions
		(in thousands)

May 15, 2014 (a)	$0.301389	$3,565
August 14, 2014	0.396844	4,693
November 14, 2014	0.406413	4,806
Total 2014 Distributions	1.104646	13,064

February 14, 2015	0.406413	4,806
May 14, 2015 (b)	0.406413	4,808
Total 2015 Distributions (through May 14, 2015)	0.812826	9,614

Total Distributions (through May 14, 2015) since IPO	$1.917472	$22,678

(a)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(b)	First quarter 2015 distribution was declared and paid in the second quarter of 2015.

Our Credit Agreement

The Partnership is party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“WCRCF”) which provides up to $75.0 million in borrowing capacity to fund working capital needs and an acquisition revolving credit facility (“ARCF”) which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the credit agreement provides for an accordion feature that allows us to increase availability under the facilities by an additional $125.0 million. The Credit Agreement matures December 24, 2018.

At March 31, 2015 and December 31, 2014, respectively, outstanding borrowings under the credit agreement totaled $130.2 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $50.0 million at March 31, 2015 and December 31, 2014. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $80.2 million and $27.6 million at March 31, 2015 and December 31, 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Borrowers.

All borrowings under the credit agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the credit agreement.  The interest rate on credit agreement borrowings ranged between 2.68% and 3.27% for the three months ended March 31, 2015 and 2.91% and 3.50% for the three months ended March 31, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended March 31, 2015 and 2014 was $0.8 million and $0.7 million, respectively, including commitment fees.

Our credit agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our credit agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At March 31, 2015, our total adjusted leverage ratio was 2.85 to 1.0 and our interest coverage ratio was 8.21 to 1.0, pursuant to the credit agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our credit agreement, the lenders may declare any outstanding principal of our credit agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement. Following the acquisition of 51% of Brown effective May 1, 2015, our total outstanding long-term debt is $140.9 million. Subsequent to this borrowing, our pro forma adjusted leverage ratio pursuant to our credit facility was 2.90 to 1.0, our pro forma interest coverage ratio was 8.93 to 1.0 and our borrowing capacity is approximately $59.1 million under the current facility, exclusive of the additional $125.0 million accordion feature.

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

On May 4, 2015, the Partnership and the Partnership’s lenders, entered into Amendment No. 2 to the Credit Agreement, which amends the Credit Agreement to, among other matters, (i) allow each of Tulsa Inspection Resources – Canada ULC and Foley Inspection Services ULC to join the Credit Agreement as an additional borrower under the Credit Agreement, and (ii) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014.

	Three Months ended March 31,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$13,545	$3,054
Net cash used in investing activities	(53,518)	(319)
Net cash provided by (used in) financing activities	46,373	(5,065)
Effect of exchange rates on cash	(616)	(328)
Net increase (decrease) in cash and cash equivalents	$5,784	$(2,658)

Net cash provided by operating activities.   The increase of $10.5 million from 2014 to 2015 is primarily attributable to favorable changes in working capital including a non-recurring charge of $15.9 million relating to cash taxes paid in the first quarter of 2014 due to the TIR Entities conversion from corporate status to pass-through status for income tax purposes, offset by other working capital items of $4.4 million (mostly trade accounts receivable), as well as a decrease in net income and other non-cash items of $1.0 million.

Net cash (used in) investing activities.   Investing activity for 2015 is primarily attributable to the acquisition of the 49.9% interest in the TIR Entities not previously held by the Partnership of $52.6 million effective February 1, 2015.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities in 2015 relates to borrowings under our Credit Facility of $52.6 million to fund the 49.9% acquisition of the TIR Entities partially offset by partnership distributions totaling $4.8 million and distributions to non-controlling members of the TIR Entities of $1.4 million. Financing activities for 2014 primarily reflect the repayment of $5.0 million of working capital revolving credit facility. Proceeds received from our IPO of $80.2 million in 2014 were distributed to Holdings II.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities.  PI&IS requires limited capital expenditures; primarily purchases of office equipment and small amounts of field equipment.  Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, work overs, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace downhole tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations. Maintenance capital expenditures for the three months ended March 31, 2015 and 2014 were $0.1 million and less than $0.1 million, respectively.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties, the construction or development of additional SWD facility capacity or pipelines, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our TIR-NDE pipeline inspection business.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed. Expansion capital expenditures for the three months ended March 31, 2015 were $0.7 million. There were no expansion capital expenditures for the three months ended March 31, 2014.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available.  Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic pipeline inspection and integrity services business as part of its overall strategic growth plan for $10.7 million. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our credit agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

There have been no material changes in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 with the exception of incremental borrowings under our Credit Agreement to fund the acquisition of the remaining 49.9% interest in the TIR Entities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and we do not have any hedging arrangements.

Critical Accounting Policies

There have been no significant changes to our accounting policies since December 31, 2014.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of these policies.

Recent Accounting Standards

There have been no new accounting standards applicable to the Partnership that have been adopted during 2015.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership will be required to comply with this ASU beginning in 2017.  We are currently evaluating the impact of this ASU on the financial information of the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows. On April 29, 2015, the FASB issued a proposal to defer the effective date to periods beginning after December 15, 2017.

The FASB issued ASU 2015-03 – Interest – Imputation of Interest in April 2015. This guidance requires debt issuance costs related to our long-term debt (currently reflected as a non-current asset) be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. The Partnership will be required to comply with this ASU beginning in 2016. It requires retrospective application and we plan to adopt this guidance beginning in the first quarter of 2016. We are currently reviewing the new requirements to determine the impact this guidance will have on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

 There have been no material changes to the Partnership's exposure to market risk since December 31, 2014.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, our Chief Accounting Officer and Controller, and the TIR Entities’ Chief Financial Officer.

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

Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2015, a former inspector for TIR LLC filed a putative collective action lawsuit alleging that TIR LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled Fenley v. TIR LLC in the United States District Court for the District of Kansas.  The plaintiff alleges he was a non-exempt employee of TIR and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. Subsequent to quarter end, this case was dismissed without prejudice, due to improper venue.

Like other partnerships, our operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business.

We believe that proceedings and/or claims that arise in the ordinary course of business would be incidental to our business and would not have a material impact on our financial results.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

2.1†	Contribution, Conveyance and Assumption Agreement, dated February 20, 2015, by and among Cypress Energy Holdings, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners, L.P., Cypress Energy Partners GP, LLC, Cypress Energy Partners – TIR, LLC, Mr. Charles C. Stephenson, Jr. and Ms. Cynthia Field (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on February 23, 2015)

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

10.1†	Amended and Restated Omnibus Agreement, dated February 20, 2015, among Cypress Energy Holdings, LLC, Cypress Energy Management, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners, L.P., Cypress Energy Partners GP, LLC, Cypress Energy Partners – TIR, LLC, Foley Inspection Services ULC, Tulsa Inspection Resources, LLC, Tulsa Inspection Resources – Canada ULC, Tulsa Inspection Resources Holdings, LLC and Tulsa Inspection Resources – Nondestructive Examination, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 23, 2015)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 14, 2015.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer