Form 10-Q
period 2015-06-30
Cypress Energy Partners, L.P.
filed 2015-08-13
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 13, 2015, the registrant had 5,920,467 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:     None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC acquired May 1, 2015;

●	“CEM LLC” refers to Cypress Energy Management, LLC, a wholly owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Energy Management - TIR, LLC, a wholly owned subsidiary of CEM LLC;

●	“CEM-BO” refers to Cypress Energy Management – Bakken Operations, LLC, a wholly owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, which became our wholly owned subsidiary at the closing of our initial public offering (“IPO”);

●

“CEP-TIR” refers to Cypress Energy Partners – TIR, LLC, an indirect subsidiary of Holdings, and an owner of 673,400 common units representing 11.4% of our outstanding common units, 673,400 subordinated units representing 11.4% of our subordinated units and an owner of a 36.2% interest in the TIR Entities prior to the sale of its interests to the Partnership effective February 1, 2015;

●

“CES LLC” refers to Cypress Energy Services, LLC, a wholly owned subsidiary as of June 1, 2015 that performs management services for our salt water disposal (“SWD”) facilities, as well as third party facilities.  SBG Energy Services, LLC (“SBG Energy”) owned 49% of CES LLC prior to the Partnership’s June 1, 2015 acquisition of this ownership interest;

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

●	“IS” refers to our Integrity Services business segment;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“PIS” refers to our Pipeline Inspection Services business segment;

●

“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiaries and TIR-NDE, all of which were 50.1% owned by CEP LLC from our IPO until February 1, 2015 at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

●	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR-Foley” refers to Foley Inspection Services ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.”  These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “ Item 1A – Risk Factors ” and “ Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations ” in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, and in this report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.   FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(in thousands, except unit data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,587	$20,757
Trade accounts receivable, net	52,497	54,075
Accounts receivable - affiliates	657	-
Deferred tax assets	41	68
Prepaid expenses and other	1,464	2,440
Total current assets	83,246	77,340
Property and equipment:
Property and equipment, at cost	31,031	27,878
Less: Accumulated depreciation	5,039	3,538
Total property and equipment, net	25,992	24,340
Intangible assets, net	34,125	30,245
Goodwill	65,421	55,545
Debt issuance costs, net	2,047	2,318
Other assets	155	54
Total assets	$210,986	$189,842

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$2,980	$2,461
Accounts payable - affiliates	-	586
Accrued payroll and other	15,596	7,750
Income taxes payable	267	546
Total current liabilities	18,843	11,343
Long-term debt	140,900	77,600
Deferred tax liabilities	392	438
Asset retirement obligations	33	33
Total liabilities	160,168	89,414

Commitments and contingencies - Note 10

Owners' equity:
Partners’ capital:
Common units (5,920,467 and 5,913,000 units outstanding at June 30, 2015 and December 31, 2014, respectively)	4,787	6,285
Subordinated units (5,913,000 units outstanding at June 30, 2015 and December 31, 2014)	64,230	66,096
General partner	(25,876)	1,999
Accumulated other comprehensive loss	(1,797)	(525)
Total partners' capital	41,344	73,855
Non-controlling interests	9,474	26,573
Total owners' equity	50,818	100,428
Total liabilities and owners' equity	$210,986	$189,842

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2015 and 2014

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$90,953	$93,722	$185,019	$191,245
Costs of services	80,190	81,419	163,707	167,522
Gross margin	10,763	12,303	21,312	23,723

Operating costs and expense:
General and administrative	6,067	4,967	11,329	9,921
Depreciation, amortization and accretion	1,374	1,576	2,632	3,137
Operating income	3,322	5,760	7,351	10,665

Other (expense) income:
Interest expense, net	(1,440)	(772)	(2,447)	(1,557)
Offering costs	-	-	-	(446)
Other, net	55	37	63	25
Net income before income tax expense	1,937	5,025	4,967	8,687
Income tax expense	78	96	282	241
Net income	1,859	4,929	4,685	8,446

Net income (loss) attributable to non-controlling interests	(77)	1,249	90	2,022
Net income attributable to partners	1,936	3,680	4,595	6,424

Net income (loss) attributable to general partner	(183)	-	(183)	646
Net income attributable to limited partners	$2,119	$3,680	$4,778	$5,778

Net income attributable to limited partners allocated to:
Common unitholders	$1,060	$1,840	$2,390	$2,889
Subordinated unitholders	1,059	1,840	2,388	2,889
	$2,119	$3,680	$4,778	$5,778

Net income per common limited partner unit
Basic	$0.18	$0.31	$0.40	$0.49
Diluted	$0.18	$0.31	$0.40	$0.48

Net income per subordinated limited partner unit - basic and diluted	$0.18	$0.31	$0.40	$0.49

Weighted average common units outstanding:
Basic	5,918,258	5,913,000	5,916,717	5,913,000
Diluted	5,987,550	5,955,792	5,980,479	5,964,974

Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2015 and 2014

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$1,859	$4,929	$4,685	$8,446
Other comprehensive income (loss) - foreign currency translation	137	415	(747)	(44)

Comprehensive income	$1,996	$5,344	$3,938	$8,402

Comprehensive income (loss) attributable to non-controlling interests	(77)	1,456	(367)	2,152

Comprehensive income attributable to controlling interests	$2,073	$3,888	$4,305	$6,250

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$4,685	$8,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,829	3,226
(Gain) loss on asset disposal	(1)	3
Interest expense from debt issuance cost amortization	271	367
Amortization of equity-based compensation	532	424
Equity earnings in investee company	(48)	(16)
Deferred tax benefit (expense), net	28	(75)
Non-cash allocated expenses	183	-
Changes in assets and liabilities:
Trade accounts receivable	4,150	10,164
Prepaid expenses and other	1,122	117
Accounts payable and accrued payroll and other	7,224	6,245
Income taxes payable	(279)	(16,083)
Net cash provided by operating activities	20,696	12,818

Investing activities:
Proceeds from disposals of property and equipment	2	-
Cash paid for acquisition of 49.9% interest in the TIR Entities (Note 4)	(52,588)	-
Cash paid for acquisition of 51% interest in Brown Integrity, LLC, net of cash acquired of $175 (Note 4)	(10,516)	-
Purchase of property and equipment	(1,339)	(392)
Net cash used in investing activities	(64,441)	(392)

Financing activities:
Proceeds from initial public offering	-	80,213
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	(80,213)
Payment of deferred offering costs	-	(314)
Advances on long-term debt	68,800	-
Repayment of long-term debt	(5,500)	(5,000)
Payments on behalf of affiliates	-	(283)
Net advances from members	-	314
Distributions to limited partners	(9,614)	(3,566)
Distributions to non-controlling members of the TIR Entities	(1,567)	(1,293)
Net cash provided by (used in) financing activities	52,119	(10,142)

Effect of exchange rates on cash	(544)	(39)

Net increase in cash and cash equivalents	7,830	2,245
Cash and cash equivalents, beginning of period	20,757	26,690
Cash and cash equivalents, end of period	$28,587	$28,935

Non-cash items:
Accounts payable excluded from capital expenditures	$18	$42

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statement of Owners' Equity

For the Six Months Ended June 30, 2015

(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Owners' equity at December 31, 2014	$1,999	$6,285	$66,096	$(525)	$26,573	$100,428
Net income for the period January 1, 2015 through June 30, 2015	(183)	2,390	2,388	-	90	4,685
Foreign currency translation adjustment	-	-	-	(291)	(456)	(747)
Acquisition of 49.9% interest in the TIR Entities (Note 4)	(27,729)	-	-	(981)	(23,878)	(52,588)
Acquisition of 51% interest in Brown Integrity, LLC (Note 4)	-	-	-	-	9,506	9,506
Acquisition of 49% interest in Cypress Energy Services, LLC (Note 8)	-	470	470	-	(940)	-
Contribution from general partner	183	-	-	-	-	183
Distributions to partners	-	(4,810)	(4,804)	-	-	(9,614)
Distributions to non-controlling interests	(146)	-	-	-	(1,421)	(1,567)
Equity-based compensation	-	452	80	-	-	532
Owners' equity at June 30, 2015	$(25,876)	$4,787	$64,230	$(1,797)	$9,474	$50,818

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

  Notes to the Unaudited Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide saltwater disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding 5,920,467 common units were made available to the general public. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees and directors of the Partnership.

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”) and Water and Environmental Services (“W&ES”) reportable segments.  In conjunction with our acquisition of a 51% interest in Brown Integrity, LLC (see Note 4), we changed our reportable segments during the second quarter by adding the IS segment (see Note 11). In addition, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) and mid-stream companies and their vendors throughout the United States and Canada.  The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

IS provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines.

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

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 and 2014 include our accounts and those of our controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from audited financial statements.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed herein.  Accordingly, the Condensed Consolidated Financial Statements do not include all the information and notes required by GAAP for complete consolidated financial statements.  However, we believe that the disclosures made are adequate to make the information not misleading.  These interim Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2014 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Use of Estimates in the Preparation of Financial Statements

The preparation of the Partnership’s Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements for the year ended December 31, 2014.

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

Identifiable Intangible Assets

Our recorded identifiable intangible assets primarily include customer lists, trademarks and trade names.  Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach, or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the three and six month periods ended June 30, 2015 or 2014.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined that PIS, IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reportable segments. There were no impairments of goodwill during the three and six month periods ended June 30, 2015 or 2014.

Impairments of Long-Lived Assets

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses and the outlook for national or regional market supply and demand for the services we provide. There were no recorded impairments of long-lived assets for the three and six month periods ended June 30, 2015 or 2014.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership was originally required to comply with this ASU beginning in 2017.  We are currently evaluating the impact of this ASU on the financial information of the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows. On July 9, 2015, the FASB voted to delay the effective date to periods beginning after December 15, 2017.

The FASB issued ASU 2015-03 – Interest – Imputation of Interest in April 2015. This guidance requires debt issuance costs related to our long-term debt (currently reflected as a non-current asset) to be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. The Partnership will be required to comply with this ASU beginning in 2016. It requires retrospective application and we plan to adopt this guidance beginning in the first quarter of 2016. We are currently reviewing the new requirements to determine the impact this guidance will have on our Consolidated Financial Statements.

The FASB issued ASU 2015-06 – Earnings Per Share in April 2015. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments should be applied retrospectively for all financial statements presented. This ASU will be effective for fiscal and interim periods beginning after December 15, 2015. The Partnership does not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10 – Technical Corrections and Improvements. The amendments in this update represent changes to clarify the Codification, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to the Partnership. Specifically as it relates to the Partnership, for nonrecurring fair value measurements estimated at a date during the reporting period other than the end of the reporting period, we are required to clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. The effective date of this guidance varies based on the amendments in the ASU, however, the fair value portion of the ASU referred to above is effective upon its issuance.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

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

Total incurred deferred offering costs of $2.9 million were charged to Owners’ Equity against the proceeds of the IPO.  The Partnership incurred $0.4 million of offering costs during the six months ended June 30, 2014 that were expensed as incurred.  No offering costs were incurred during the three or six month periods ended June 30, 2015.  These non-recurring costs are reflected as offering costs in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014.

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

4. Acquisitions

Brown Integrity, LLC

On May 6, 2015, the Partnership acquired a 51% interest in Brown Integrity, LLC (“Brown”), an integrity services business focused on hydrostatic testing, for preliminary consideration of $10.6 million which was financed through the Partnership’s credit facilities.  In addition, provisions in the purchase agreement provide for earn-out payments totaling up to $9.5 million dependent upon Brown’s achieving certain financial milestones over a two-year period post-acquisition. The Partnership also has the right, but not the obligation, to acquire the remaining 49% of Brown commencing May 1, 2017 pursuant to a formula that would yield a maximum purchase price of $28 million in any combination of cash and Partnership units. The effective date of the transaction was May 1, 2015.

The acquisition of Brown qualified as a business combination and is accounted for under the acquisition method of accounting. As of the end of the reporting period, the initial accounting for the business combination is incomplete. The following information remains outstanding as of the end of the reporting period which is preventing us from finalizing the acquisition accounting:

●

The adjusted purchase price has not been finalized as a result of provisions in the agreement that call for adjustments after a 90-day “look-back” period and a subsequent 20-day resolution period based on the value of certain working capital items. We have recorded provisional amounts for these items based on current estimates. We expect the adjusted purchase price to be finalized in the third quarter of 2015.

●

We are in the process of finalizing our forecasts associated with our estimates of the contingent consideration liability. There is uncertainty around the estimates including the recent downturn in the energy industry and other factors specific to the anticipated performance of the legacy Brown operations. Based on the two months of recorded results for the acquired entity and our estimates of future performance, we have not recorded any liability for the contingent consideration. As new information is obtained, we may adjust the liability accordingly.

●

Given the timing of the transaction relative to the end of the reporting period, we have recorded provisional amounts for certain acquired real estate as we continue to gather information on comparable values in the region.

We have preliminarily recognized amounts for identified tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values based on discounted cash flow projections, estimated replacement cost and other valuation techniques. The Partnership used an estimate of replacement cost based on comparable market prices to value the acquired property and equipment and utilized discounted cash flows to value the intangible assets. Key assumptions used in the valuations included projections of future operating results and the Partnership’s estimated weighted average cost of capital. Due to the unobservable nature of these inputs, these estimates are considered Level 3 fair value estimates.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The preliminary allocated purchase price and assessment of the fair value of the assets acquired and liabilities assumed was as follows (in thousands):

(in thousands)

Cash	$175
Accounts receivable	3,229
Other current assets	126
Property and equipment	2,578
Intangible assets:
Customer relationships	3,128
Trade names and trademarks	2,049
Non-competition agreements	143
Goodwill	9,992
Fair value of assets acquired	21,420
Fair value of current liabilities	1,293
Fair value of non-controlling interests	9,506
Purchase price	$10,621

Intangible assets will be amortized on a straight-line basis over periods ranging from 5 – 10 years. Goodwill represents the excess of cost over the fair value of identified tangible and intangible assets, less liabilities and contingent liabilities. The Partnership believes that the locations, synergies created, and the projected future cash flows of Brown merit the recognition of this asset. The goodwill is fully deductible for income tax purposes by our partners.

Summarized as reported and pro forma information for the three and six month periods ended June 30, 2015 and 2014 follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues - as reported	$90,953	$93,722	$185,019	$191,245
Revenues - pro forma	92,662	98,703	189,164	202,278

Net income - as reported	$1,859	$4,929	$4,685	$8,446
Net income - pro forma	1,818	5,458	4,139	8,737

These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had the acquisition happened as of the beginning of the periods presented or results that may be attained in the future.

The operating results of Brown are included in our Integrity Services segment which was created during the quarter in conjunction with the Brown acquisition (see Note 11).

TIR Entities

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

At June 30, 2015 and December 31, 2014, outstanding borrowings under the credit agreement totaled $140.9 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $52.0 and $50.0 million at June 30, 2015 and December 31, 2014, respectively. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $88.9 million and $27.6 million at June 30, 2015 and December 31, 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the credit agreement.  Generally, the interest rate on credit agreement borrowings ranged between 2.68% and 4.04% for the six months ended June 30, 2015 and 2.65% and 3.50% for the six months ended June 30, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended June 30, 2015 and 2014 was $1.1 million and $0.5 million, respectively, including commitment fees. Interest paid during the six months ended June 30, 2015 and 2014 was $1.8 million and $1.1 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our credit agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At June 30, 2015, our total adjusted leverage ratio was 2.51 to 1.0 and our interest coverage ratio was 6.79 to 1.0, pursuant to the credit agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our credit agreement. We expect to remain in compliance with all or our financial debt covenants throughout the next twelve months.

In addition, our Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests.  However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our Credit Agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the WCRCF by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the WCRCF.

On May 4, 2015, the Partnership and the Partnership’s lenders entered into Amendment No. 2 to the Credit Agreement, which amends the Credit Agreement to, among other matters, (i) allow each of Tulsa Inspection Resources – Canada ULC and Foley Inspection Services ULC to join the Credit Agreement as an additional borrower under the Credit Agreement, and (ii) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

6. Income Taxes

Income tax expense reflected on the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014 differs from an expected statutory rate of 35% primarily due to the non-taxable nature of partnership earnings for both U.S. federal and, in most cases, state income tax purposes offset by the corporate income taxes of TIR-PUC, the income taxes related to our Canadian operations and any applicable state income and franchise taxes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

7.  Equity Compensation

Effective at the closing of the IPO, our General Partner adopted a long-term incentive plan (“LTIP”) that authorized up to 1,182,600 units representing 10% of the initial outstanding units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units.  This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is amortized over the vesting period of the grant.  Prior to January 1, 2015, Holdings reimbursed the Partnership for the direct expense of the awards and allocated the expense to us through the annual administrative fee provided for under the terms of the omnibus agreement (Note 8).  For the six months ended June 30, 2015 and 2014, compensation expense of $0.5 million and $0.2 million, respectively, was recorded under the LTIP.  The following table sets forth the LTIP Unit activity for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit

Units at January 1	158,353	$18.11	-	$-
Units granted	170,552	13.42	131,414	17.48
Units vested and issued	(7,467)	(19.72)	-	-
Units forfeited	(6,912)	(18.16)	(17,136)	(16.89)
Units at June 30	314,526	15.53	114,278	17.57

Outstanding Units issued to directors vest ratably over a three-year period from the date of grant.  Units granted to employees vest over either a five-year period or eighteen month period from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year and one third at the end of the fifth year. The eighteen month awards vest 100% at the end of the vesting period. Some awards vest in full upon the occurrence of certain events as defined in the LTIP agreement.

In conjunction with the IPO, phantom profits interest units previously issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP.  Vesting under all of the exchanged awards was retroactive to the initial grant date.  The awards are considered for all purposes to have been granted under the Partnership’s LTIP.

In addition, at IPO, certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with the subordinated units was less than $0.1 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.  The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $0.1 million in the first quarter of 2014 as the new awards were accounted for as equity.

8.  Related-Party Transactions

Transactions with SBG Energy Services, LLC (SBG Energy) and Subsidiaries.

SBG Energy is a business partner in our salt water disposal operations in which a current board member has an ownership and management interest. Effective June 1, 2015, an affiliate of SBG Energy assigned and transferred its 49% membership interest in Cypress Energy Services, LLC (“CES LLC”) to the Partnership for one dollar (the “CES Transaction”). As a result, the Partnership now owns 100% of CES LLC. Because we already controlled and consolidated CES LLC in our Consolidated Financial Statements, the previously recorded non-controlling interest in CES LLC has been reflected in the Condensed Consolidated Statement of Owners’ Equity as an increase in equity of $0.9 million for our common and subordinated unitholders.

The CES Transaction was completed in conjunction with another transaction with SBG Energy effective July 1, 2015. On that date, the Partnership waived its rights to purchase and its rights of first refusal related to certain SWD assets pursuant to a previous option agreement with SBG Energy in exchange for $1.0 million.

Omnibus Agreement

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

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

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

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

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner.  If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.  We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the Conflicts Committee of our Board of Directors.

The amount charged by Holdings for the six months ended June 30, 2015 and 2014 was $2.02 million and $1.8 million, respectively. The amount charged by Holdings for the three months ended June 30, 2015 and 2014 was $1.01 million and $1.0 million, respectively. These amounts are reflected in general and administrative in the Condensed Consolidated Statements of Income. In addition to the expense charged under the omnibus agreement, Holdings incurred general and administrative expenses on our behalf totaling $0.2 million. These expenses are reflected as general and administrative in the Condensed Consolidated Statement of Income for the three and six month period ended June 30, 2015 and as an equity contribution in the Condensed Consolidated Statement of Owner’s Equity.

Distributions to / Advances from Parent

Prior to the IPO, we provided treasury and accounts payable services for Holdings and other affiliates.  Amounts paid on behalf of Holdings and its affiliates, net of cash transfers from Holdings, are treated as a component of Parent Net Equity.  Net distributions to Parent were $0.2 million for the six months ended June 30, 2014.  There were no net distributions / advances to Parent during the six months ended June 30, 2015.

Other Related Party Transactions

A current board member has an ownership interest in entities with which the Partnership transacts business – Rud Transportation, LLC (“Rud”) and SBG Pipeline SW 3903, LLC (“3903”).  Total revenue recognized by the Partnership from Rud was $0.4 million and $0.8 million for the three months and $0.8 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.  Accounts receivable from Rud were $0.2 million and $0.3 million at June 30, 2015 and December 31, 2014, respectively, and is included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets. Total revenue recognized by the Partnership from 3903 was $0.3 million for the three months and $0.5 million for the six months ended June 30, 2015. There were no revenues received from 3903 for the six months ended June 30, 2014.  Accounts receivable from 3903 was $0.3 million at June 30, 2015 and $0.1 million at December 31, 2014 and is included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

The Partnership provides management services to a 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.2 million for the three months and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.  Accounts receivable from Arnegard was $0.1 million at June 30, 2015 and December 31, 2014, and is included in trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

CES LLC outsources staffing and payroll services to an unconsolidated affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”).  CEM-BO was owned 49% by SBG Energy. Effective June 1, 2015, our General Partner acquired the 49% ownership interest of CEM-BO and now owns 100% of CEM-BO.  Total employee related costs paid to CEM-BO were $0.4 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively and $1.1 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.  Included in accounts payable on the Condensed Consolidated Balance Sheets was $0.2 million at December 31, 2014, related to this arrangement. There was no accounts payable due CEM-BO at June 30, 2015.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

9.  Earnings per Unit and Cash Distributions

Subsequent to the IPO, the Partnership presents earnings per unit information in accordance with ASC Topic 260 – Earnings per Share.

Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement.  Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 21, 2014.  The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.  For the three months ended June 30, 2015, the weighted-average number of units outstanding was 11,831,258, comprised of 5,918,258 common units and 5,913,000 subordinated units. For the six months ended June 30, 2015, the weighted-average number of units outstanding was 11,829,717, comprised of 5,916,717 common units and 5,913,000 subordinated units. For the three and six month periods ended June 30, 2014, the weighted-average number of units outstanding was 11,826,000, comprised of 5,913,000 common units and 5,913,000 subordinated units.

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

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (c)
		(in thousands)

May 15, 2014 (a)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015 (b)	0.406413	4,809	3,087
Total 2015 Distributions (through August 14, 2015)	1.219239	14,423	9,192

Total Distributions (through August 14, 2015) since IPO	$2.323885	$27,487	$17,488

(a) Distribution was pro-rated from the date of our IPO through March 31, 2014.

(b) Second quarter 2015 distribution was declared and paid in the third quarter of 2015.

(c) Approximately 64.2% of the Partnership's outstanding units are held by affiliates.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

In addition, the TIR Entities made total cash distributions of $2.8 million and $6.0 million during the three and six month periods ended June 30, 2015, respectively, of which $2.7 million and $4.4 million, respectively, was distributed to the Partnership and $0.1 million and $1.6 million, respectively, was distributed to the non-controlling members of the TIR Entities. During the three and six month periods ended June 30, 2014, the TIR Entities made total cash distributions of $3.0 million, of which $1.7 million was distributed to the Partnership and $1.3 million was distributed to the non-controlling members of the TIR Entities. Since the Partnership acquired the remaining interest in the TIR Entities (Note 4), no further distributions will be made to the non-controlling members.

10.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.5 million at June 30, 2015 and December 31, 2014, included in prepaid expenses and other on the Condensed Consolidated Balance Sheets.

Employment Contract Commitments

A subsidiary of the Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At June 30, 2015 and December 31, 2014, the aggregate commitment for future compensation and severance was approximately $0.9 million. One of the agreements expires during the third quarter of 2015.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits underway. At June 30, 2015 and December 31, 2014, the Partnership recognized an estimated liability of $0.2 million associated with the probable settlement of ongoing customer audits of charges originally approved by customer representatives. These liabilities are reflected in accrued payroll and other on the Condensed Consolidated Balance Sheets.

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating our management contracts. While management of the Partnership believes that the parties do not have the right to terminate the agreements pursuant to the terms of the agreements, the termination of these agreements has resulted in a reduction of management fee revenue and corresponding labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million for the six month period ended June 30, 2015. No revenues related to these contracts have been reflected in the accompanying financial statements for the three months ended June 30, 2015 due to the claimed termination. Revenues related to these contracts were $0.4 million and $0.7 million for the three and six month periods ended June 30, 2014, respectively. The Partnership has commenced litigation and settlement discussions regarding the improper termination of the agreements.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

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

On February 2, 2015, a former inspector for TIR LLC filed a putative collective action lawsuit alleging that TIR LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled Fenley v. TIR LLC in the United States District Court for the District of Kansas.  The plaintiff alleges he was a non-exempt employee of TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. On May 1, 2015, this case was dismissed without prejudice, due to improper venue.

11.  Reportable Segments

The Partnership’s operations consist of three reportable segments: (i) Pipeline Inspection Services (“PIS”), (ii) Integrity Services (“IS”) and (iii) Water and Environmental Services (“W&ES”). In conjunction with the Brown acquisition (Note 4) in the second quarter of 2015, we created the IS segment. The economic characteristics of Brown were sufficiently dissimilar from our existing Pipeline Inspection and Integrity Services segment to result in the creation of a new segment. The Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services.

PIS – This segment represents our pipeline inspection services operations.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, including centralized management and processing.  This segment provides independent inspection services to various energy, public utility and pipeline companies.  The inspectors in this segment perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection and maintenance and repair projects.  Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

IS – This segment includes the newly acquired operations of Brown Integrity, LLC (Note 4). This segment provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope and duration of the project.

W&ES – This segment includes the operations of ten SWD facilities and fees related to the management of up to three additional SWD facilities.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

Other – These amounts represent corporate and overhead items not specifically allocable to the other reportable segments

The following tables show operating income by reportable segment and a reconciliation of segment operating income to net income before income tax expense. The segments have been expanded in the current reporting period from two to three as a direct result of the acquisition of Brown.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS	IS	W&ES	Other	Total
	(in thousands)

Three months ended June 30, 2015

Revenues	$83,501	$3,478	$3,974	$-	$90,953
Costs of services	75,659	2,794	1,737	-	80,190
Gross margin	7,842	684	2,237	-	10,763
General and administrative	4,295	563	858	351	6,067
Depreciation, amortization and accretion	628	105	641	-	1,374
Operating income	$2,919	$16	$738	$(351)	3,322
Interest expense, net					(1,440)
Other, net					55
Net income before income tax expense					$1,937

Three months ended June 30, 2014

Revenues	$87,727	$-	$5,995	$-	$93,722
Costs of services	79,505	-	1,914	-	81,419
Gross margin	8,222	-	4,081	-	12,303
General and administrative	4,151	-	816	-	4,967
Depreciation, amortization and accretion	636	-	940	-	1,576
Operating income	$3,435	$-	$2,325	$-	5,760
Interest expense, net					(772)
Other, net					37
Net income before income tax expense					$5,025

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS	IS	W&ES	Other	Total
	(in thousands)
Six months ended June 30, 2015

Revenues	$173,315	$3,478	$8,226	$-	$185,019
Costs of services	157,475	2,794	3,438	-	163,707
Gross margin	15,840	684	4,788	-	21,312
General and administrative	8,581	563	1,730	455	11,329
Depreciation, amortization and accretion	1,254	105	1,273	-	2,632
Operating income	$6,005	$16	$1,785	$(455)	7,351
Interest expense, net					(2,447)
Other, net					63
Net income before income tax expense					$4,967

Six months ended June 30, 2014

Revenues	$179,990	$-	$11,255	$-	$191,245
Costs of services	163,481	-	4,041	-	167,522
Gross margin	16,509	-	7,214	-	23,723
General and administrative	8,496	-	1,425	-	9,921
Depreciation, amortization and accretion	1,271	-	1,866	-	3,137
Operating income	$6,742	$-	$3,923	$-	10,665
Interest expense, net					(1,557)
Offering costs					(446)
Other, net					25
Net income before income tax expense					$8,687

Total Assets

June 30, 2015	$140,605	$21,854	$46,945	$1,582

December 31, 2014	$136,224	$-	$50,296	$3,322

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

12. Condensed Consolidating Financial Information

The following financial information reflects consolidating financial information of the Partnership and its wholly owned guarantor subsidiaries and non-guarantor subsidiaries for the periods indicated. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of financial position, results of operations or cash flows had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities. The Partnership has not presented separate financial and narrative information for each of the guarantor subsidiaries or non-guarantor subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the guarantor subsidiaries and non-guarantor subsidiaries. The Partnership anticipates issuing debt securities that will be fully and unconditionally guaranteed by the guarantor subsidiaries. These debt securities will be jointly and severally guaranteed by the guarantor subsidiaries. There are no restrictions on the Partnership’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets

As of June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$90	$24,047	$4,450	$-	$28,587
Trade accounts receivable, net	-	44,312	8,577	(392)	52,497
Receivables from affiliates	-	5,180	-	(4,523)	657
Deferred tax assets	-	3	38	-	41
Prepaid expenses and other	-	1,295	169	-	1,464
Total current assets	90	74,837	13,234	(4,915)	83,246
Property and equipment:
Property and equipment, at cost	-	28,323	2,708	-	31,031
Less: Accumulated depreciation	-	4,884	155	-	5,039
Total property and equipment, net	-	23,439	2,553	-	25,992
Intangible assets, net	-	27,273	6,852	-	34,125
Goodwill	-	53,914	11,507	-	65,421
Investment in subsidiaries	42,037	-	-	(42,037)	-
Notes receivable - affiliates	-	14,601	-	(14,601)	-
Debt issuance costs, net	2,047	-	-	-	2,047
Other assets	-	144	11	-	155
Total assets	$44,174	$194,208	$34,157	$(61,553)	$210,986

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$134	$809	$2,037	$-	$2,980
Accounts payable - affiliates	279	(45)	4,289	(4,523)	-
Accrued payroll and other	-	15,097	891	(392)	15,596
Income taxes payable	-	267	-	-	267
Total current liabilities	413	16,128	7,217	(4,915)	18,843
Long-term debt	-	135,400	5,500	-	140,900
Notes payable - affiliates	-	(4)	13,925	(13,921)	-
Deferred tax liabilities	-	-	392	-	392
Asset retirement obligations	-	33	-	-	33
Total liabilities	413	151,557	27,034	(18,836)	160,168

Commitments and contingencies - Note 10

Owners' equity:
Total partners' capital	43,761	33,014	7,123	(42,715)	41,344
Non-controlling interests	-	9,637	-	(2)	9,474
Total owners' equity	43,761	42,651	7,123	(42,717)	50,818
Total liabilities and owners' equity	$44,174	$194,208	$34,157	$(61,553)	$210,986

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets

As of December 31, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$982	$16,598	$3,177	$-	$20,757
Trade accounts receivable, net	-	49,569	4,514	(8)	54,075
Receivables from affiliates	22	8,809	-	(8,831)	-
Deferred tax assets	-	15	53	-	68
Prepaid expenses and other	-	2,339	101	-	2,440
Total current assets	1,004	77,330	7,845	(8,839)	77,340
Property and equipment:
Property and equipment, at cost	-	27,769	109	-	27,878
Less: Accumulated depreciation	-	3,485	53	-	3,538
Total property and equipment, net	-	24,284	56	-	24,340
Intangible assets, net	-	28,414	1,831	-	30,245
Goodwill	-	53,915	1,630	-	55,545
Investment in subsidiaries	98,965	-	-	(98,965)	-
Notes receivable - affiliates	-	3,903	-	(3,903)	-
Debt issuance costs, net	2,318	-	-	-	2,318
Other assets	-	35	19	-	54
Total assets	$102,287	$187,881	$11,381	$(111,707)	$189,842

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$34	$2,161	$266	$-	$2,461
Accounts payable - affiliates	-	586	8,839	(8,839)	586
Accrued payroll and other	6	7,605	139	-	7,750
Income taxes payable	-	507	39	-	546
Total current liabilities	40	10,859	9,283	(8,839)	11,343
Long-term debt	-	77,600	-	-	77,600
Notes payable - affiliates	-	-	3,479	(3,479)	-
Deferred tax liabilities	-	-	438	-	438
Asset retirement obligations	-	33	-	-	33
Total liabilities	40	88,492	13,200	(12,318)	89,414

Commitments and contingencies - Note 10

Owners' equity:
Total partners' capital	75,764	98,380	(1,819)	(98,470)	73,855
Non-controlling interests	26,483	1,009	-	(919)	26,573
Total owners' equity	102,247	99,389	(1,819)	(99,389)	100,428
Total liabilities and owners' equity	$102,287	$187,881	$11,381	$(111,707)	$189,842

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$82,521	$10,922	$(2,490)	$90,953
Costs of services	-	72,844	9,836	(2,490)	80,190
Gross margin	-	9,677	1,086	-	10,763

Operating costs and expense:
General and administrative	351	4,722	994	-	6,067
Depreciation, amortization and accretion	-	1,223	151	-	1,374
Operating income	(351)	3,732	(59)	-	3,322

Other income (expense):
Equity earnings (loss) in subsidiaries	2,665	-	-	(2,665)	-
Interest expense, net	(216)	(1,072)	(152)	-	(1,440)
Other, net	-	47	8	-	55
Net income before income tax expense	2,098	2,707	(203)	(2,665)	1,937
Income tax expense	-	101	(23)	-	78
Net income	2,098	2,606	(180)	(2,665)	1,859

Net income attributable to non-controlling interests	-	(59)	-	(18)	(77)
Net income attributable to controlling interests	$2,098	$2,665	$(180)	$(2,647)	$1,936

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$88,178	$5,561	$(17)	$93,722
Costs of services	-	76,357	5,079	(17)	81,419
Gross margin	-	11,821	482	-	12,303

Operating costs and expense:
General and administrative	-	4,500	467	-	4,967
Depreciation, amortization and accretion	-	1,524	52	-	1,576
Operating income	-	5,797	(37)	-	5,760

Other income (expense):
Equity earnings (loss) in subsidiaries	5,101	-	-	(5,101)	-
Interest expense, net	(262)	(479)	(31)	-	(772)
Offering costs	-	-	-	-	-
Other, net	-	37	-	-	37
Net income before income tax expense	4,839	5,355	(68)	(5,101)	5,025
Income tax expense	-	116	(20)	-	96
Net income	4,839	5,239	(48)	(5,101)	4,929

Net income attributable to non-controlling interests	1,111	138	-	-	1,249
Net income attributable to controlling interests	$3,728	$5,101	$(48)	$(5,101)	$3,680

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$167,267	$21,489	$(3,737)	$185,019
Costs of services	-	147,782	19,662	(3,737)	163,707
Gross margin	-	19,485	1,827	-	21,312

Operating costs and expense:
General and administrative	455	9,413	1,461	-	11,329
Depreciation, amortization and accretion	-	2,436	196	-	2,632
Operating income	(455)	7,636	170	-	7,351

Other income (expense):
Equity earnings (loss) in subsidiaries	5,755	-	-	(5,755)	-
Interest expense, net	(474)	(1,746)	(227)	-	(2,447)
Other, net	-	53	10	-	63
Net income before income tax expense	4,826	5,943	(47)	(5,755)	4,967
Income tax expense		258	24	-	282
Net income	4,826	5,685	(71)	(5,755)	4,685

Net income attributable to non-controlling interests	145	(70)	-	15	90
Net income attributable to controlling interests	$4,681	$5,755	$(71)	$(5,770)	$4,595

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$176,934	$14,406	$(95)	$191,245
Costs of services	-	154,460	13,157	(95)	167,522
Gross margin	-	22,474	1,249	-	23,723

Operating costs and expense:
General and administrative	-	9,065	856	-	9,921
Depreciation, amortization and accretion	-	3,032	105	-	3,137
Operating income	-	10,377	288	-	10,665

Other income (expense):
Equity earnings (loss) in subsidiaries	8,999	-	-	(8,999)	-
Interest expense, net	(441)	(1,055)	(61)	-	(1,557)
Offering costs	(446)	-	-	-	(446)
Other, net	-	25	-	-	25
Net income before income tax expense	8,112	9,347	227	(8,999)	8,687
Income tax expense	-	187	54	-	241
Net income	8,112	9,160	173	(8,999)	8,446

Net income attributable to non-controlling interests	1,861	161	-	-	2,022
Net income attributable to controlling interests	$6,251	$8,999	$173	$(8,999)	$6,424

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$2,098	$2,606	$(180)	$(2,665)	$1,859
Other comprehensive (loss):
Foreign currency translation	-	-	100	37	137

Comprehensive income (loss)	$2,098	$2,606	$(80)	$(2,628)	$1,996

Comprehensive income (loss) attributable to non-controlling interests	-	(59)	-	(18)	(77)
Comprehensive income (loss) attributable to controlling interests	$2,098	$2,665	$(80)	$(2,610)	$2,073

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$4,839	$5,239	$(48)	$(5,101)	$4,929
Other comprehensive income:
Foreign currency translation	-	-	284	131	415

Comprehensive income (loss)	$4,839	$5,239	$236	$(4,970)	$5,344

Comprehensive income (loss) attributable to non-controlling interests	1,111	138	-	207	1,456
Comprehensive income (loss) attributable to controlling interests	$3,728	$5,101	$236	$(5,177)	$3,888

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$4,826	$5,685	$(71)	$(5,755)	$4,685
Other comprehensive (loss):
Foreign currency translation	-	-	(491)	(256)	(747)

Comprehensive income (loss)	$4,826	$5,685	$(562)	$(6,011)	$3,938

Comprehensive income (loss) attributable to non-controlling interests	145	(70)	-	(442)	(367)
Comprehensive income (loss) attributable to controlling interests	$4,681	$5,755	$(562)	$(5,569)	$4,305

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$8,112	$9,160	$173	$(8,999)	$8,446
Other comprehensive (loss):
Foreign currency translation	-	-	(31)	(13)	(44)

Comprehensive income (loss)	$8,112	$9,160	$142	$(9,012)	$8,402

Comprehensive income (loss) attributable to non-controlling interests	1,861	161	-	130	2,152
Comprehensive income (loss) attributable to controlling interests	$6,251	$8,999	$142	$(9,142)	$6,250

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$4,826	$5,685	$(71)	$(5,755)	$4,685
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	2,553	276	-	2,829
Loss on asset disposal	-	-	(1)	-	(1)
Interest expense from debt issuance cost amortization	271	-	-	-	271
Amortization of equity-based compensation	532	-	-	-	532
Equity earnings in investee company	-	(48)	-	-	(48)
Equity earnings in subsidiaries	(5,755)	-	-	5,755	-
Deferred tax benefit, net	-	12	16	-	28
Non-cash allocated expenses	183	-	-	-	183
Changes in assets and liabilities:
Trade accounts receivable	22	4,962	(834)	-	4,150
Prepaid expenses and other	-	1,057	65	-	1,122
Accounts payable and accrued payroll and other	374	10,170	(3,320)	-	7,224
Income taxes payable	-	(240)	(39)	-	(279)
Net cash provided by (used in) operating activities	453	24,151	(3,908)	-	20,696

Investing activities:
Proceeds from fixed asset disposals	-	2	-	-	2
Acquisition of 49.9% interest in the TIR Entities	-	(52,588)	-	-	(52,588)
Acquisition of 51% of Brown Integrity, LLC	-	(10,516)	-	-	(10,516)
Purchase of property and equipment	-	(1,309)	(30)	-	(1,339)
Net cash used in investing activities	-	(64,411)	(30)	-	(64,441)

Financing activities:
Advances on long-term debt	-	63,300	5,500	-	68,800
Repayment of long-term debt	-	(5,500)	-	-	(5,500)
Distributions from subsidiaries	8,269	(8,269)	-	-	-
Distributions to limited partners	(9,614)	-	-	-	(9,614)
Distributions to non-controlling members of the TIR Entities	-	(1,567)	-	-	(1,567)
Net cash provided by (used in) financing activities	(1,345)	47,964	5,500	-	52,119

Effects of exchange rates on cash	-	(255)	(289)	-	(544)

Net increase (decrease) in cash and cash equivalents	(892)	7,449	1,273	-	7,830
Cash and cash equivalents, beginning of period	982	16,598	3,177	-	20,757
Cash and cash equivalents, end of period	$90	$24,047	$4,450	$-	$28,587

Non-cash items:
Accounts payable excluded from capital expenditures	$-	18	$-	$-	$18

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$8,112	$9,160	$173	$(8,999)	$8,446
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	3,121	105	-	3,226
Loss on asset disposal	-	3	-	-	3
Interest expense from debt issuance cost amortization	367	-	-	-	367
Amortization of equity-based compensation	424	-	-	-	424
Equity earnings in investee company	-	(16)	-	-	(16)
Equity earnings in subsidiaries	(8,999)	-	-	8,999	-
Deferred tax benefit, net	-	(105)	30	-	(75)
Changes in assets and liabilities:
Trade accounts receivable	-	7,637	2,527	-	10,164
Receivables from affiliates	(177)	160	17	-	-
Prepaid expenses and other	320	(215)	12	-	117
Accounts payable and accrued payroll and other	107	5,936	202	-	6,245
Income taxes payable	-	(14,878)	(1,205)	-	(16,083)
Net cash provided by operating activities	154	10,803	1,861	-	12,818

Investing activities:
Purchase of property and equipment	-	(387)	(5)	-	(392)
Net cash used in investing activities	-	(387)	(5)	-	(392)

Financing activities:
Proceeds from initial public offering	80,213	-	-	-	80,213
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	(80,213)	-	-	-	(80,213)
Payment of deferred offering costs	(314)	-	-	-	(314)
Repayment of long-term debt	-	(5,000)	-	-	(5,000)
Payments on behalf of affiliates	(283)	-	-	-	(283)
Net advances from members	314	-	-	-	314
Distributions from subsidiaries	4,202	(4,202)	-	-	-
Distributions to limited partners	(3,566)	-	-	-	(3,566)
Distributions to non-controlling members of the TIR Entities	-	(1,293)	-	-	(1,293)
Net cash provided by (used in) financing activities	353	(10,495)	-	-	(10,142)

Effects of exchange rates on cash	-	-	(39)	-	(39)

Net increase (decrease) in cash and cash equivalents	507	(79)	1,817	-	2,245
Cash and cash equivalents, beginning of period	-	24,606	2,084	-	26,690
Cash and cash equivalents, end of period	$507	$24,527	$3,901	$-	$28,935

Non-cash items:
Accounts payable excluded from capital expenditures	$-	$42	$-	$-	$42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in the IPO prospectus, “Item 1A. Risk Factors” of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements (“amended Consolidated Financial Statements”) for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our amended Consolidated Financial Statements for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.  At the closing of our IPO on January 21, 2014, a 50.1% interest in the TIR Entities and 100% of CEP LLC were contributed to us and became our Pipeline Inspection Services (“PIS segment”)(formerly the Pipeline Inspection and Integrity Services (“PI&IS”) segment) and our Water and Environmental Services (“W&ES”) segment, respectively.   The remaining 49.9% interest in the TIR Entities was acquired effective February 1, 2015. In conjunction with the acquisition of Brown Integrity, LLC (“Brown”) effective May 1, 2015, we created the Integrity Services (“IS”) segment. The financial information for PIS, IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements (“amended Consolidated Financial Statements”) for the year ended December 31, 2014.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide midstream services.  We provide independent pipeline inspection and integrity services to various energy exploration and production (“E&P”) and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada.  The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown.  The economic characteristics of Brown were sufficiently dissimilar from our existing Pipeline Inspection and Integrity Services segment to result in the creation of a new segment. The Pipeline Inspection and Integrity services segment was renamed as Pipeline Inspection Services and we created the Integrity Services segment. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment.  The W&ES segment is comprised of the historical operations of CEP LLC that were contributed to us.  We operate ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to third party SWD facilities in the Bakken Shale region.  W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  In both of these business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Our Initial Public Offering and Restructuring

On January 21, 2014, we completed our IPO of 4,312,500 common units representing limited partner interests in the Partnership at a price to the public of $20.00 per common unit ($18.70 per common unit, net of underwriting discounts, commissions and fees) which included a 562,500 unit over-allotment option that was exercised by the underwriters.  We received net proceeds of approximately $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Holdings II as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us.

 At the closing of the IPO, Holdings II conveyed its 100% member interest in CEP LLC to us in exchange for (a) an aggregate 47.8% interest in the Partnership, and (b) the right to receive the proceeds of the IPO.  Holdings II subsequently conveyed a 0.4% interest in the Partnership to certain members of management.

 Affiliates of Holdings II, conveyed an aggregate 50.1% interest in the TIR Entities to us in exchange for an aggregate 11.4% ownership in the Partnership.  We subsequently conveyed its interest in the TIR Entities to CEP LLC. Effective February 1, 2015, we acquired the remaining 49.9% ownership interest in the TIR Entities and as a result, we now own 100%.

Consequently, as of June 30, 2015, Holdings owns approximately 58.8% of the Partnership, while affiliates of Holdings own approximately 5.4% of the Partnership, a total ownership percentage of the Partnership of approximately 64.2% by Holdings and its affiliates. Holdings also owns 100% of the General Partner and the IDR’s.

Omnibus Agreement

 Effective as of the closing of our IPO and as subsequently amended in February 2015, we are party to an omnibus agreement with Holdings, CEM LLC, CEP LLC, our General Partner, CEP-TIR, the TIR Entities, Charles C. Stephenson, Jr. and Cynthia Field that govern the following matters, among other things:

●

our payment of an annual administrative fee in the amount of $4.04 million and $4.0 million for the years ending and ended December 31, 2015 and 2014, respectively, to be paid in quarterly installments (pro-rated in 2014 from the IPO date) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and compensation expense for all employees required to manage and operate our business.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

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

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner.  If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.  We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the conflicts committee.

Pipeline Inspection Services

We generate revenue in the PIS segment primarily by providing inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project and the duration of the project.  The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems and distribution systems and the legal and regulatory requirements relating to the inspection and maintenance of those assets.  We charge our customers on a per project basis, including per diem charges, mileage and other reimbursement items.

Integrity Services

We generate revenue in our newly acquired IS segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline constructions companies of newly constructed and existing natural gas and petroleum pipelines. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the nature of the project and the duration of the project.

Water and Environmental Services

We generate revenue in the W&ES segment primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities.  Our results in W&ES are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.  We also generate revenue managing SWD facilities for a fee.  Revenues in this segment are recognized when the service is performed and collectability of fees is reasonably assured.

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

Approximately 10% and 9% of our revenue for the three and six month periods ended June 30, 2015, respectively, and 25% and 27% of our revenue for the three and six month periods ended June 30, 2014, respectively, in the W&ES segment was derived from sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

Pipeline Inspection Services

Demand remains solid for our pipeline inspection services as we operate in a very large market with many customer prospects that we do not currently serve.  We have strengthened our management team and continue to focus on new lines of business to serve our existing customers.   The majority of our clients are public investment grade companies with long planning cycles leading to healthy backlogs of new long-term projects in addition to maintaining their existing pipeline networks that also require inspection. Also, we have only begun to penetrate the public utility company (“PUC”) segment of the industry that brings natural gas to homes and businesses. We believe that with increasing regulatory requirements and the aging U.S. and Canadian pipeline infrastructure that the PIS business is more insulated from changes in commodity prices in the near term as has been the case in the past.  A prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services.

Our average headcount and revenue per inspector metrics were below our expectations through the first half of the year. We have seen certain customer’s 2015 project start dates postponed to later this year and, to date, have not seen a significant increase in our average inspector headcounts. One of our customers cancelled a major project in the Southwest portion of the United States that had been awarded to TIR after regulators required them to re-route the project. We expect our inspector headcounts to increase 5% to 10% in the second half of 2015 and we have seen small, steady progress. The downturn in energy prices has required many midstream companies to focus on reducing their operating costs.

Integrity Services

We remain cautiously optimistic about the acquisition of Brown in the second quarter of 2015 and the potential synergies that may develop between IS and other current customers of the Partnership, as well as the growth and nurturing of its historical, ongoing business. Brown acquired a competitor in the third quarter of 2014 and had some challenges associated with an unexpected illness of that company’s founder and CEO that required him to resign. As a result, we have recruited some new management talent to the organization. Brown currently only operates in 6 states compared with TIR operating in more than 45 states. We are considering expanding Brown’s geography on both the West coast and in the Northeast.

Water and Environmental Services

In our W&ES segment, the decline in the market price of crude oil has a direct impact on our revenues associated with the sale of residual oil. It also has an indirect impact on our water disposal volumes and revenues, depending on how oil and gas producers in the vicinity of our facilities react to declining oil and/or gas prices with respect to their rig and new drilling activity.

Many producers have announced material and significant cuts in their 2015 capital budgets and drilling activities that would reduce new flowback water and produced water and, although unlikely, could potentially stop production on existing wells, which would have a direct impact on the volumes of disposed water and residual oil recovery at our facilities. The material decline in rig count and new drilling activity in many basins, including the Bakken and the Permian, has led to lower water volumes, reduced skim oil volumes and pricing pressures. Many of our E&P customers have requested pricing concessions to help them cope with the lower commodity prices. In the majority of the basins in the country, new SWD facilities were developed to support the previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing. We have always focused on produced water vs. flowback water and therefore are less impacted than many competitors. During the quarter, more than 86% of our water was produced water. We are clearly being impacted by lower water volumes in the markets we serve, lower skimmed oil volumes as our flowback volumes decline, lower per barrel water pricing and lower per barrel oil pricing. We are focused on reducing operating costs and identifying operating efficiencies in an effort to offset the financial impact of declining market volumes and prices. Additionally, we continue to focus on piped water opportunities to secure additional long term volumes of produced water for the life of the oil and gas wells’ production. Piped water continues to represent a growing percentage of our total volume, and during the quarter we connected another pipeline from an investment-grade E&P company to one of our SWD’s in the Permian basin. We also provide management services for some third party SWD facilities. In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating our management contracts. While management of the Partnership believes that the parties do not have the right to terminate the agreements, we expect a loss of management fee revenue offset by a corresponding reduction in labor costs associated with staffing the facilities. We remain in settlement discussions with these parties and have also filed suit for wrongful termination of the management agreements to protect the Partnership. We expect the total barrels disposed in the next two quarters will be consistent with our higher second quarter volumes. We also anticipate the decline in price per barrel disposed as the result of the management fee matter noted above, competitive market pricing pressures and lower oil prices to stabilize absent further declines in oil commodity pricing. Revenue per barrel is comprised of (i) water volumes and disposal price per barrel, (ii) skim oil volumes and the selling price for oil per barrel and (iii) third party management fees (including wage reimbursements). We have seen a substantial increase in the number of acquisition opportunities in the W&ES sector across multiple basins, including both liquids and solids. It appears that some potential sellers are coming to terms with the reduced valuations, volumes, and cash flows impacting the industry. We plan to be very active pursuing these opportunities with the same discipline that protected the Partnership during a heated market in 2014 that drove up valuations to unsustainable levels. We also continue to evaluate some interesting opportunities for pipelines and SWD’s directly with E&P companies seeking to monetize these midstream assets.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

●

Effective June 1, 2015, the Partnership acquired the remaining 49% interest in Cypress Energy Services, LLC (“CES LLC”) previously held by a related party. As a result of this transaction, the Consolidated Financial Statements for the three and six months ended June 30, 2014 reflect a non-controlling interest of 49% of CES LLC from the IPO date through the end of the period, while the Consolidated Financial Statements for the three and six months ended June 30, 2015 reflect a 49% non-controlling interest from January 1, 2015 through May 31, 2015 related to CES LLC.

●

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. In May 2015, the Partnership was notified by principals of two of our management services customers, which are under common ownership, that they were terminating our management contracts. The management contracts did not have a termination right and the Partnership is pursuing its legal remedies. Revenues (and the costs related to these revenues) that were included in the Consolidated Financial Statements related to these contractual arrangements for the three and six months ended June 30, 2015 and 2014 have not been included in the Consolidated Financial Statements after the customer’s termination of the contract.

●

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business.  The Consolidated Financial Statements will include Brown in the IS segment from this date forward, including a 49% non-controlling interest.

●

Effective February 1, 2015, the Partnership acquired the 49.9% non-controlling ownership interest of the TIR Entities from affiliated parties. Accordingly, the Consolidated Financial Statements for the three and six months ended June 30, 2014 reflect a non-controlling interest of 49.9% of the TIR Entities from the IPO date through the end of the period, while the Consolidated Financial Statements for the three and six months ended June 30, 2015 reflect a 49.9% non-controlling interest from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests in both periods).

●

In the fourth quarter of 2014, the Partnership acquired an additional SWD facility in the Bakken shale region of North Dakota. Therefore, the results for the three and six month periods ended June 30, 2015 include the activity for the new well.

●

The six months ended June 30, 2014 reflects non-recurring offering costs of $0.4 million incurred in conjunction with our IPO. In addition, net income of the Partnership for the period from January 1, 2014 through January 20, 2014 (the period prior to our IPO) is reflected as net income attributable to general partner in the Condensed Consolidated Statement of Income for the six months ended June 30, 2014.

Consolidated Results of Operations

The following table summarizes our historical Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Revenues	$90,953	$93,722	$185,019	$191,245
Costs of services	80,190	81,419	163,707	167,522
Gross margin	10,763	12,303	21,312	23,723

Operating costs and expense:
General and administrative	6,067	4,967	11,329	9,921
Depreciation, amortization and accretion	1,374	1,576	2,632	3,137
Operating income	3,322	5,760	7,351	10,665

Other (expense) income:
Interest expense, net	(1,440)	(772)	(2,447)	(1,557)
Offering costs	-	-	-	(446)
Other, net	55	37	63	25
Net income before income tax expense	1,937	5,025	4,967	8,687
Income tax expense	78	96	282	241
Net income	1,859	4,929	4,685	8,446

Net income attributable to non-controlling interests	(77)	1,249	90	2,022
Net income attributable to partners	1,936	3,680	4,595	6,424

Net income attributable to general partner	(183)	-	(183)	646
Net income attributable to limited partners	$2,119	$3,680	$4,778	$5,778

See the detailed discussion of revenues, cost of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

Interest expense. Interest expense primarily consists of interest on borrowings under our credit agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased from 2014 to 2015 primarily due to an increase in the average borrowings in 2015 and an increase in borrowing interest rates. Average debt outstanding during the three months ended June 30, 2015 and 2014 was $136.7 million and $70.0 million, respectively, and $118.6 million and $70.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in average borrowings is primarily related to $2.6 million borrowed to fund a December 2014 SWD acquisition, $52.6 million to fund the February 2015 acquisition of the remaining 49.9% ownership interest in the TIR Entities and $10.7 million in May 2015 to acquire a 51% ownership interest in Brown.

Offering costs. We expensed costs of $0.4 million in the first quarter of 2014 related to our IPO.  No offering costs were expensed during the three or six months ended June 30, 2015.

Income tax expense.   Income tax expense includes income taxes related to one taxable corporate subsidiary in the United States and two taxable corporate subsidiaries in Canada in the PIS segment, as well as business activity, gross margin, and franchise taxes incurred in certain states. The increase in income tax expense from period to period is primarily attributable to an increase in Texas franchise taxes due to increased business activity in that taxing jurisdiction.

Net income attributable to non-controlling interests.  Non-controlling interests primarily relates to the 49.9% interest in each of the TIR Entities within PIS owned by Holdings and its affiliates throughout 2014 and for one month in 2015 prior to the acquisition of this non-controlling interest on February 1, 2015 and a 49% interest in CES LLC within W&ES, prior to the acquisition of its remaining 49% as of June 1, 2015 and the 49% non-controlling ownership interest in Brown originating as of May 1, 2015, the acquisition date of Brown.  The non-controlling interest holders of the TIR Entities within PIS were charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$83,501		$87,727		$(4,226)	(4.8)%
Costs of services	75,659		79,505		(3,846)	(4.8)%
Gross margin	7,842	9.4%	8,222	9.4%	(380)	(4.6)%

General and administrative	4,295	5.1%	4,151	4.7%	144	3.5%
Depreciation, amortization and accretion	628		636		(8)	(1.3)%
Operating income	$2,919	3.5%	$3,435	3.9%	$(516)	(15.0)%

Operating Data
Average number of inspectors	1,367		1,434		(67)
Average revenue per inspector per week	$4,699		$4,706		$(7)
Revenue variance due to number of inspectors					$(4,093)
Revenue variance due to average revenue per inspector					$(133)

Revenues. Revenues decreased approximately $4.2 million primarily due to a decrease in the average number of inspectors ($4.1 million) and a slight decrease in the average weekly revenue generated by inspectors ($0.1 million). The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. We have seen delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects are completed, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period, including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $3.8 million from 2014 to 2015 commensurate with the associated reduction in revenues.

Gross margin. Gross margin decreased $0.4 million from 2014 to 2015 primarily due to the changes in revenues and costs of services outlined above.  Gross margin as a percentage of revenue remained consistent between periods.

General and administrative. General and administrative expenses remained relatively consistent from period to period.

Operating income. Operating income declined slightly from 2014 to 2015 due primarily to the decrease in the gross margin.

The following table summarizes the operating results of the PIS segment for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$173,315		$179,990		$(6,675)	(3.7)%
Costs of services	157,475		163,481		(6,006)	(3.7)%
Gross margin	15,840	9.1%	16,509	9.2%	(669)	(4.1)%

General and administrative	8,581	5.0%	8,496	4.7%	85	1.0%
Depreciation, amortization and accretion	1,254		1,271		(17)	(1.3)%
Operating income	$6,005	3.5%	$6,742	3.7%	$(737)	(10.9)%

Operating Data
Average number of inspectors	1,415		1,470		(55)
Average revenue per inspector per week	$4,737		$4,735		$2
Revenue variance due to number of inspectors					$(6,737)
Revenue variance due to average revenue per inspectors					$62

Revenues. Revenues decreased approximately $6.7 million from period to period primarily due to a decrease in the average number of inspectors. Our average revenue per inspector is consistent between the periods. The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. We have seen delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects complete, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $6.0 million from 2014 to 2015 commensurate with the associated reduction in revenues.

Gross margin. Gross margin decreased, primarily related to the decline in revenues discussed above.  Gross margin as a percentage of revenue remained relatively consistent between periods.

General and administrative. General and administrative expenses remained consistent from period to period.

Operating income. Operating income declined $0.7 million slightly from 2014 to 2015 due primarily to the decrease in gross margin.

Integrity Services (IS)

The following table summarizes the results of the IS segment for the three and six months ended June 30, 2015. The financial resuls of the segment represent the results of Brown Integrity, LLC which was acquired during the second quarter.

	Three and Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except averages)

Revenue	$3,478		$-		$3,478
Costs of sales	2,794		-		2,794
Gross margin	684	19.7%	-		684

General and administrative	563	16.2%	-		563
Depreciation, amortization and accretion	105		-		105
Operating income	$16	0.5%	$-		$16

Operating Data
Average number of field personnel	36
Average revenue per field personnel per week	$11,087

Revenue.   Revenues for the IS segment since the May 1, 2015 acquisition were $3.5 million, representing hydrostatic testing of newly constructed and existing pipelines performed under cost plus and fixed price contracts.

Costs of services. Costs of services were $2.8 million and represent labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests.

Gross margin. The gross margin was $0.7 million for the period.

General and administrative. General and administrative costs for the period were $0.6 million and were primarily composed of salaries and general office expenditures.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$3,974		$5,995		$(2,021)	(33.7)%
Costs of services	1,737		1,914		(177)	(9.2)%
Gross margin	2,237	56.3%	4,081	68.1%	(1,844)	(45.2)%

General and administrative	858	21.6%	816	13.6%	42	5.1%
Depreciation, amortization and accretion	641		940		(299)	(31.8)%
Operating income	$738	18.6%	$2,325	38.8%	$(1,587)	(68.3)%

Operating Data
Total barrels of saltwater disposed	5,168		4,730		438	9.3%
Average revenue per barrel disposed (a)	$0.77		$1.27		$(0.50)	(39.3)%
Revenue variance due to barrels disposed					$555
Revenue variance due to revenue per barrel					$(2,576)

(a)

Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed. Per barrel oil prices were approximately 50% lower in the first half of 2015 compared to the same period in 2014.

Revenues.   The $2.0 million decrease in revenues is due to a $2.6 million decline related to the average revenue per barrel disposed, offset by a $0.6 million increase related to an increase in the number of barrels of saltwater disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues as well as lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as the significant decline in oil prices from the prior year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the decline in oil prices. Total barrels of saltwater disposed increased primarily due to increased volumes in our Bakken facilities. The increased Bakken volumes are driven primarily by the addition of an additional SWD facility in December 2014. The increase in Bakken disposal activity was partially offset by a decline in our Permian volumes attributable to decreased drilling activity and increased competition near our facilities.

Costs of services.   Costs of services declined due primarily to $0.2 million lower employee related costs and $0.1 million lower oil disposal costs, offset in part by higher repairs and maintenance costs of $0.1 million. The lower employee costs are directly attributable to an initiative to lower costs by changing schedules at our facilities. The revised schedule has resulted in lower overtime costs and reduced employee coverage during overnight hours. The lower oil disposal costs are directly attributable to the decline in oil barrels sold and a new vendor in North Dakota offering better pricing. Increases in repairs and maintenance costs are due merely to the timing of general maintenance costs.

Gross margin.   The decrease in gross margin is mainly caused by $1.0 million in lower residual oil sales, $0.6 million in lower water disposal revenues and $0.4 million in lower management fees due to the termination of management contracts by a customer, offset in part, by lower cost of services from 2014 to 2015. The gross margin percentage also declined due primarily to the decreased revenues from period to period.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the fourth quarter of 2014.

Operating income.   The decline in segment operating income of $1.6 million is primarily related to reductions in revenues.

The following table summarizes the operating results of the W&ES segment for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$8,226		$11,255		$(3,029)	(26.9)%
Costs of services	3,438		4,041		(603)	(14.9)%
Gross margin	4,788	58.2%	7,214	64.1%	(2,426)	(33.6)%

General and administrative	1,730	21.0%	1,425	12.7%	305	21.4%
Depreciation, amortization and accretion	1,273		1,866		(593)	(31.8)%
Operating income	$1,785	21.7%	$3,923	34.9%	$(2,138)	(54.5)%

Operating Data
Total barrels of saltwater disposed	9,787		8,740		1,047	12.0%
Average revenue per barrel disposed (a)	$0.84		$1.29		$(0.45)	(34.7)%
Revenue variance due to barrels disposed					$1,348
Revenue variance due to revenue per barrel					$(4,377)

(a)        Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed. Per barrel oil prices were approximately 50% lower in the first half of 2015 compared to the same period in 2014.

Revenues.   The $3.0 million decrease in revenues is due to a $4.4 million decline related to the average revenue per barrel disposed, offset by a $1.3 million increase related to the number of barrels of saltwater disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues as well as lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as the significant decline in oil prices from the prior year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the decline in oil prices. Total barrels of saltwater disposed increased primarily due to increased volumes in our Bakken facilities. The increased Bakken volumes are driven primarily by the addition of an additional SWD facility in December 2014. The increase in Bakken disposal activity was partially offset by a decline in our Permian volumes attributable to decreased drilling activity and increased competition near our facilities.

Costs of services.   Costs of services declined due primarily to $0.4 million lower employee related costs and $0.3 million lower oil disposal costs. Lower employee costs are directly attributable to an initiative to lower costs by changing schedules at our facilities. The revised schedule has resulted in lower overtime costs and reduced employee coverage during overnight hours. The lower oil disposal costs are directly attributable to the decline in oil barrels sold and a new vendor in North Dakota offering better pricing.

Gross margin.   The decrease in gross margin is mainly caused by lower residual oil sales, partially offset by lower cost of services. The gross margin percentage also declined, due primarily to decreased revenues.

 General and administrative expense. General and administrative expenses increased from year to year due primarily to incremental costs allocated from our general partner under our omnibus agreement and increased compensation expenses from the first half of 2014 to the first half of 2015.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the fourth quarter of 2014.

Operating income.   The decline in segment operating income of $2.1 million is primarily related to the reductions in revenues.

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

The following tables present a reconciliation of net income to Adjusted EBITDA and a reconciliation of net cash provided by operating activities to Adjusted EBITDA, as applicable, for each of the periods indicated.

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net Income	$1,859	$4,929	$4,685	$8,446
Add:
Interest expense	1,440	772	2,447	1,557
Depreciation, amortization and accretion	1,514	1,616	2,829	3,226
Income tax expense	78	96	282	241
Non-cash allocated expenses	183	-	183	-
Offering costs	-	-	-	446
Equity based compensation	321	-	532	-
Adjusted EBITDA	$5,395	$7,413	$10,958	$13,916

Adjusted EBITDA attributable to non-controlling interests	56	2,198	587	3,728
Adjusted EBITDA attributable to partners / controlling interests	$5,339	$5,215	$10,371	$10,188

Adjusted EBITDA attributable to general partner (a)	-	-	-	1,651
Adjusted EBITDA attributable to limited partners	$5,339	$5,215	$10,371	$8,537

(a) Adjusted EBITDA attributable to general partner in six months ended June 30, 2014 represents activity prior to the Partnership's IPO.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA
	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows provided by operating activities	$20,696	$12,818
Changes in trade accounts receivable, net	(4,150)	(10,164)
Changes in prepaid expenses and other	(1,122)	(117)
Changes in accounts payable and accrued liabilities	(7,224)	(6,245)
Change in income taxes payable	279	16,083
Gain (loss) on asset disposal	1	(3)
Equity earnings in investee company	48	16
Offering costs	-	446
Equity-based compensation	-	(424)
Interest expense (excluding non-cash interest)	2,176	1,190
Income tax expense (excluding deferred tax benefit)	254	316
Adjusted EBITDA	$10,958	$13,916

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At June 30, 2015, our sources of liquidity included:

●	cash generated from operations, which resulted in $28.6 million in cash on the balance sheet at June 30, 2015;

●

available borrowings under our Credit Agreement of $59.1 million at June 30, 2015 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●

issuance of equity and/or debt securities. The Partnership filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which the Partnership may issue in any combination of equity or debt securities from time to time in one or more offerings.

We anticipate that we may make significant growth capital expenditures in the future, including acquiring other inspection and integrity companies, acquiring new SWD facilities, pipelines and new lines of business covered under our IRS private letter ruling, or expanding our existing assets and offerings in our current business segments.  In addition, as we continue to grow, the substantial working capital needs of PIS and IS could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.  We expect that our future growth capital expenditures will be funded by borrowings under our credit agreement and the issuance of debt and equity securities.  However, we may not be able to raise additional funds on desired or favorable terms or at all.

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

 We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital requirements and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (c)
		(in thousands)

May 15, 2014 (a)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015 (b)	0.406413	4,809	3,087
Total 2015 Distributions (through August 14, 2015)	1.219239	14,423	9,192

Total Distributions (through August 14, 2015) since IPO	$2.323885	$27,487	$17,488

(a) Distribution was pro-rated from the date of our IPO through March 31, 2014.

(b) Second quarter 2015 distribution was declared and paid in the third quarter of 2015.

(c) Approximately 64.2% of the Partnership's outstanding units are held by affiliates.

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

At June 30, 2015 and December 31, 2014, respectively, outstanding borrowings under the Credit Agreement totaled $140.9 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $52.0 million and $50.0 million at June 30, 2015 and December 31, 2014, respectively. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $88.9 million and $27.6 million at June 30, 2015 and December 31, 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the Credit Agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Borrowers.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the combined leverage ratio of the Borrowers, as defined in the Credit Agreement.  Generally, the interest rate on Credit Agreement borrowings ranged between 2.68% and 4.04% for the six months ended June 30, 2015 and 2.65% and 3.50% for the six months ended June 30, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended June 30, 2015 and 2014 was $1.1 million and $0.5 million, respectively, including commitment fees. Interest paid during the six months ended June 30, 2015 and 2014 was $1.8 million and $1.1 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At June 30, 2015, our total adjusted leverage ratio was 2.51 to 1.0 and our interest coverage ratio was 6.79 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. Our borrowing capacity is approximately $59.1 million under the current facility, exclusive of the additional $125.0 million accordion feature.

In addition, our Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests.  However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our Credit Agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the WCRCF by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the WCRCF.

On May 4, 2015, the Partnership and the Partnership’s lenders entered into Amendment No. 2 to the Credit Agreement, which amends the Credit Agreement to, among other matters, (i) allow each of Tulsa Inspection Resources – Canada ULC and Foley Inspection Services ULC to join the Credit Agreement as an additional borrower under the Credit Agreement, and (ii) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014.

	Six Months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$20,696	$12,818
Net cash used in investing activities	(64,441)	(392)
Net cash provided by (used in) financing activities	52,119	(10,142)
Effect of exchange rates on cash	(544)	(39)
Net increase in cash and cash equivalents	$7,830	$2,245

Net cash provided by operating activities.   The increase of $7.9 million from 2014 to 2015 is primarily attributable to favorable changes in working capital including a non-recurring charge of $15.9 million relating to cash taxes paid in the first quarter of 2014 due to the TIR Entities conversion from corporate status to pass-through status for income tax purposes, offset by other working capital items of $4.0 million (mostly trade accounts receivable) and a decrease in net income of $3.4 million.

Net cash (used in) investing activities.   Investing activity for 2015 is primarily attributable to the acquisition of the 49.9% interest in the TIR Entities not previously held by the Partnership of $52.6 million effective February 1, 2015, the acquisition of Brown for $10.7 million effective May 1, 2015 and $0.9 million for the acquisition of property and equipment.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities in 2015 relates to borrowings under our Credit Facility of $63.3 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities and the acquisition of the 51% ownership interest in Brown, partially offset by partnership distributions totaling $6.0 million and the repayment of $5.0 million of the working capital revolving credit facility. Proceeds received from our IPO of $80.2 million in 2014 were distributed to Holdings II.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities.  PIS requires limited capital expenditures; primarily purchases of office equipment and small amounts of field equipment.  Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, work overs, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace downhole tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations. Maintenance capital expenditures for the three and six months ended June 30, 2015 were $0.1 million and $0.2 million, respectively, and less than $0.1 million and $0.1 million for the three and six months ended June 30, 2014.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties, the construction or development of additional SWD facility capacity or pipelines, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our TIR-NDE pipeline inspection business.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed. Expansion capital expenditures for the three and six months ended June 30, 2015 was $0.7 million. There were no expansion capital expenditures for the three and six months ended June 30, 2014.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available.  We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

Borrowings under our Credit Agreement previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2014 have increased $63.3 million to $140.9 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities and the acquisition of the 51% ownership interest in Brown. Additionally, Brown had previously (prior to the Partnership’s acquisition of its 51% ownership interest) incurred long-term office and other lease obligations totaling $0.4 million, payable through calendar year 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and we do not have any hedging arrangements.

Critical Accounting Policies

There have been no significant changes to our accounting policies since December 31, 2014.  Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of these policies.

Recent Accounting Standards

There have been no new accounting standards applicable to the Partnership that have been adopted during 2015.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership was originally required to comply with this ASU beginning in 2017.  We are currently evaluating the impact of this ASU on the financial information of the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows. On July 9, 2015, the FASB voted to delay the effective date to periods beginning after December 15, 2017.

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

The FASB issued ASU 2015-06 – Earnings Per Share in April 2015. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments should be applied retrospectively for all financial statements presented. This ASU will be effective for fiscal and interim periods beginning after December 15, 2015. The Partnership does not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10 – Technical Corrections and Improvements. The amendments in this update represent changes to clarify the Codification, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to the Partnership. Specifically as it relates to the Partnership, for nonrecurring fair value measurements estimated at a date during the reporting period other than the end of the reporting period, we are required to clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. The effective date of this guidance varies based on the amendments in the ASU, however, the fair value portion of the ASU referred to above is effective upon its issuance.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2015, a former inspector for TIR LLC filed a putative collective action lawsuit alleging that TIR LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled Fenley v. TIR LLC in the United States District Court for the District of Kansas.  The plaintiff alleges he was a non-exempt employee of TIR and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. On May 1, 2015, this case was dismissed without prejudice, due to improper venue.

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

3.1

First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P. dated as of January 21, 2014  (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2

Amended and Restated Limited Liability Company Agreement of Cypress Energy Partners GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

10.1

Amendment No. 2 to Credit Agreement, by and among Cypress Energy Partners, L.P., Cypress Energy Partners – TIR, LLC, Cypress Energy Partners, LLC and Tulsa Inspection Resources, LLC, as borrowers, Tulsa Inspection Resources – Canada ULC, Foley Inspection Services ULC, the guarantors party thereto, Deutsche Bank AG, New York Branch, in its capacity as collateral agent and as a lender, issuing band and swing line lender, Deutsche Bank Trust Company Americas, in its capacity as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 8, 2015).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 13, 2015.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer