Form 10-Q
period 2015-09-30
Cypress Energy Partners, L.P.
filed 2015-11-13
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 001-36260

CYPRESS ENERGY PARTNERS, L.P.

(Exact name of Registrant as specified in its charter)

Delaware	61-1721523
(State of or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5727 South Lewis Avenue, Suite 300
Tulsa, Oklahoma	74105
(Address of principal executive offices)	(zip code)

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

As of November 13, 2015, the registrant had 5,920,467 common units and 5,913,000 subordinated units outstanding.

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

●

“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiaries and TIR-NDE, all of which were 50.1% owned by CEP LLC from our IPO until February 1, 2015, at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

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

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(in thousands, except unit data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,677	$20,757
Trade accounts receivable, net	56,470	54,075
Accounts receivable - affiliates	65	-
Deferred tax assets	36	68
Prepaid expenses and other	3,043	2,440
Total current assets	85,291	77,340
Property and equipment:
Property and equipment, at cost	24,515	27,878
Less: Accumulated depreciation	4,671	3,538
Total property and equipment, net	19,844	24,340
Intangible assets, net	33,279	30,245
Goodwill	65,323	55,545
Debt issuance costs, net	1,910	2,318
Other assets	66	54
Total assets	$205,713	$189,842

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$3,172	$2,461
Accounts payable - affiliates	-	586
Accrued payroll and other	16,797	7,750
Income taxes payable	379	546
Total current liabilities	20,348	11,343
Long-term debt	140,900	77,600
Deferred tax liabilities	386	438
Asset retirement obligations	78	33
Total liabilities	161,712	89,414

Commitments and contingencies - Note 11

Owners' equity:
Partners’ capital:
Common units (5,920,467 and 5,913,000 units outstanding at September 30, 2015 and December 31, 2014, respectively)	1,734	6,285
Subordinated units (5,913,000 units outstanding at September 30, 2015 and December 31, 2014)	60,961	66,096
General partner	(25,876)	1,999
Accumulated other comprehensive loss	(2,451)	(525)
Total partners' capital	34,368	73,855
Non-controlling interests	9,633	26,573
Total owners' equity	44,001	100,428
Total liabilities and owners' equity	$205,713	$189,842

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$96,408	$111,016	$281,427	$302,261
Costs of services	84,307	97,735	248,014	265,257
Gross margin	12,101	13,281	33,413	37,004
Operating costs and expense:
General and administrative	6,024	5,437	17,353	15,358
Depreciation, amortization and accretion	1,481	1,582	4,113	4,719
Impairments	5,567	-	5,567	-
Operating income (loss)	(971)	6,262	6,380	16,927

Other (expense) income:
Interest expense, net	(1,623)	(795)	(4,070)	(2,352)
Offering costs	-	-	-	(446)
Other, net	1,043	43	1,106	68
Net income (loss) before income tax expense	(1,551)	5,510	3,416	14,197
Income tax expense	89	413	371	654
Net income (loss)	(1,640)	5,097	3,045	13,543

Net income attributable to non-controlling interests	169	1,542	259	3,564
Net income (loss) attributable to partners	(1,809)	3,555	2,786	9,979

Net income (loss) attributable to general partner	-	-	(183)	646
Net income (loss) attributable to limited partners	$(1,809)	$3,555	$2,969	$9,333

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$(905)	$1,778	$1,485	$4,667
Subordinated unitholders	(904)	1,777	1,484	4,666
	$(1,809)	$3,555	$2,969	$9,333

Net income (loss) per common limited partner unit
Basic	$(0.15)	$0.30	$0.25	$0.79
Diluted	$(0.15)	$0.30	$0.25	$0.78

Net income (loss) per subordinated limited partner unit - basic and diluted	$(0.15)	$0.30	$0.25	$0.79

Weighted average common units outstanding:
Basic	5,920,467	5,913,000	5,917,981	5,913,000
Diluted	5,920,467	5,978,804	5,917,981	5,986,328

Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2015 and 2014

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$(1,640)	$5,097	$3,045	$13,543
Other comprehensive loss - foreign currency translation	(654)	(497)	(1,402)	(541)

Comprehensive income (loss)	$(2,294)	$4,600	$1,643	$13,002

Comprehensive income (loss) attributable to non-controlling interests	169	1,294	(198)	3,446

Comprehensive income (loss) attributable to partners	$(2,463)	$3,306	$1,841	$9,556

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$3,045	$13,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,493	4,847
Impairments	5,567	-
(Gain) loss on asset disposals	(1,001)	3
Interest expense from debt issuance cost amortization	408	565
Amortization of equity-based compensation	828	594
Equity earnings in investee company	(81)	(16)
Distributions from investee company	50	-
Deferred tax (benefit) expense, net	(58)	23
Non-cash allocated expenses	183	-
Changes in assets and liabilities:
Trade accounts receivable	769	(1,539)
Prepaid expenses and other	(478)	(1,185)
Accounts payable and accrued payroll and other	8,635	8,854
Income taxes payable	(167)	(15,517)
Net cash provided by operating activities	22,193	10,172

Investing activities:
Proceeds from asset disposals	1,002	-
Cash paid for acquisition of 49.9% interest in the TIR Entities (Note 4)	(52,588)	-
Cash paid for acquisition of 51% interest in Brown Integrity, LLC, net of cash acquired (Note 4)	(10,436)	-
Purchase of property and equipment	(1,651)	(471)
Net cash used in investing activities	(63,673)	(471)

Financing activities:
Proceeds from initial public offering	-	80,213
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	(80,213)
Payment of deferred offering costs	-	(314)
Advances on long-term debt	68,800	5,000
Repayment of long-term debt	(5,500)	(5,000)
Payments on behalf of affiliates	-	(279)
Net advances from members	-	314
Distributions to limited partners	(14,423)	(8,258)
Distributions to non-controlling members of the TIR Entities	(1,567)	(2,797)
Net cash provided by (used in) financing activities	47,310	(11,334)

Effect of exchange rates on cash	(910)	(363)

Net increase in cash and cash equivalents	4,920	(1,996)
Cash and cash equivalents, beginning of period	20,757	26,690
Cash and cash equivalents, end of period	$25,677	$24,694

Non-cash items:
Accounts payable excluded from capital expenditures	$-	$10

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statement of Owners' Equity

For the Nine Months Ended September 30, 2015

(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Owners' equity at December 31, 2014	$1,999	$6,285	$66,096	$(525)	$26,573	$100,428
Net income (loss) for the nine months ended September 30, 2015	(183)	1,485	1,484	-	259	3,045
Foreign currency translation adjustment	-	-	-	(945)	(457)	(1,402)
Acquisition of 49.9% interest in the TIR Entities (Note 4)	(27,729)	-	-	(981)	(23,878)	(52,588)
Acquisition of 51% interest in Brown Integrity, LLC (Note 4)	-	-	-	-	9,497	9,497
Acquisition of 49% interest in Cypress Energy Services, LLC (Note 9)	-	470	470	-	(940)	-
Contribution from general partner	183	-	-	-	-	183
Distributions to partners	-	(7,214)	(7,209)	-	-	(14,423)
Distributions to non-controlling interests	(146)	-	-	-	(1,421)	(1,567)
Equity-based compensation	-	708	120	-	-	828

Owners' equity at September 30, 2015	$(25,876)	$1,734	$60,961	$(2,451)	$9,633	$44,001

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

  Notes to the Unaudited Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide salt water disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding 5,920,467 common units were made available to the general public. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees and directors of the Partnership.

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”) and Water and Environmental Services (“W&ES”) reportable segments.  In conjunction with our acquisition of a 51% interest in Brown Integrity, LLC (see Note 4), we changed our reportable segments during the second quarter of 2015 by adding the IS segment (see Note 12). In addition, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) and mid-stream companies and their vendors throughout the United States and Canada.  The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

IS provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines.

W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas.  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization.  These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to these SWD facilities, we provide management and staffing services for a third-party SWD facility pursuant to a management agreement (see Note 9).  We also own a 25% member interest in the managed well.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2015 and 2014 include our accounts and those of our controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from audited financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed herein.  Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all the information and notes required by GAAP for complete consolidated financial statements.  However, we believe that the disclosures made are adequate to make the information not misleading.  These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2014 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

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

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax on the Partnership’s net income (loss) is generally borne by the individual partners.  Net income (loss) for financial statement purposes may differ significantly from taxable income of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners’ tax attributes in us is not available to us. The Partnership’s Canadian activity remains taxable in Canada, as well as the activities of a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), which has elected to be taxed as a corporation for U.S. federal income tax purposes.  Consequently, the Partnership records income tax expense for our Canadian operations, our U.S. corporate operations and any state income and franchise taxes specifically applicable to the Partnership.

Non-controlling Interest

We have certain consolidated subsidiaries in which outside parties own interests. The non-controlling interest shown in our Unaudited Condensed Consolidated Financial Statements represents the other owners’ share of these entities.

Identifiable Intangible Assets

Our recorded identifiable intangible assets primarily include customer lists, trademarks and trade names.  Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach, or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the three and nine month periods ended September 30, 2015 or 2014.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined that PIS, IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reportable segments. There were no impairments of goodwill during the three and nine month periods ended September 30, 2015 or 2014.

Impairments of Long-Lived Assets

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses and the outlook for national or regional market supply and demand for the services we provide. We recorded impairments of long-lived assets for the three and nine month periods ended September 30, 2015 of $5.6 million (Note 5). There were no impairments recorded for the three and nine month periods ended September 30, 2014.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership was originally required to comply with this ASU beginning in 2017.  However, in August, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017. We are currently evaluating the financial impact of this ASU on the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

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

In June 2015, the FASB issued ASU 2015-10 – Technical Corrections and Improvements. The amendments in this update represent changes to clarify the Accounting Standards Codification (“ASC”), or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to the Partnership. Specifically as it relates to the Partnership, for nonrecurring fair value measurements estimated at a date during the reporting period other than the end of the reporting period, we are required to clearly indicate that the fair value information presented is not as of the period’s end, as well as the date or period that the measurement was determined. The effective date of this guidance varies based on the amendments in the ASU, however, the fair value portion of the ASU referred to above was effective upon its issuance.

Business Combinations – ASU 2015-16 was issued by the FASB in September 2015. Essentially, the amendments in the ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will require the Partnership to disclose, by line item, current period earnings adjustments to amounts that otherwise would have been recorded in previous reporting periods as if the adjustment(s) had been recognized as of the acquisition date beginning with fiscal periods after December 15, 2015.

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

Total incurred deferred offering costs of $2.9 million were charged to Owners’ Equity against the proceeds of the IPO.  The Partnership incurred $0.4 million of offering costs during the nine months ended September 30, 2014 that were expensed as incurred.  No offering costs were incurred during the three or nine month periods ended September 30, 2015.  These non-recurring costs are reflected as offering costs in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014.

In connection with the IPO, Holdings II conveyed a 100% interest in Cypress Energy Partners, LLC ("CEP LLC") in exchange for a 47.8% limited partner interest in the Partnership and the right to receive the proceeds of the IPO. In addition, affiliates of Holdings, conveyed an aggregate 50.1% interest in Tulsa Inspection Resources, LLC (“TIR LLC”), Tulsa Inspection Resources – Nondestructive Examination, LLC and Tulsa Inspection Resources Holdings, LLC (collectively, the “TIR Entities”) to the Partnership in exchange for an aggregate 15.7% limited partner interest in the Partnership. The Partnership subsequently acquired the remaining 49.9% interest in the TIR Entities (Note 4).

4. Acquisitions

Brown Integrity, LLC

On May 6, 2015, the Partnership acquired a 51% interest in Brown Integrity, LLC (“Brown”), a hydrostatic testing integrity services business for $10.4 million (net of cash acquired) financed through the Partnership’s credit facilities.  In addition, provisions in the purchase agreement provide for earn-out payments totaling up to $9.5 million dependent upon Brown’s achieving certain financial milestones over a two-year period post-acquisition. Based on actual results since acquisition and forecasted results through the remainder of the earn-out period, we have not recorded a liability for the contingent consideration associated with this earn-out as it is currently considered remote that an earn-out will be earned and paid. The Partnership also has the right, but not the obligation, to acquire the remaining 49% of Brown commencing May 1, 2017 pursuant to a formula that would yield a maximum additional purchase price of $28.0 million in any combination of cash and Partnership units. The effective date of the transaction was May 1, 2015.

The acquisition of Brown qualified as a business combination and was accounted for under the acquisition method of accounting. We have recognized amounts for identified tangible and intangible assets acquired and liabilities assumed at their estimated acquisition date fair values based on discounted cash flow projections, estimated replacement cost and other valuation techniques. The Partnership used an estimate of replacement cost, based on comparable market prices, to value the acquired property and equipment and utilized discounted cash flows to value the intangible assets. Key assumptions used in the valuations included projections of future operating results and the Partnership’s estimated weighted average cost of capital. Due to the unobservable nature of these inputs, these estimates are considered Level 3 fair value estimates.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The preliminary allocated purchase price and assessment of the fair value of the assets acquired and liabilities assumed as of the purchase date were as follows:

(in thousands)

Cash	$175
Accounts receivable	3,229
Other current assets	108
Property and equipment	2,578
Intangible assets:
Customer relationships	3,128
Trade names and trademarks	2,049
Non-competition agreements	143
Goodwill	9,992
Fair value of assets acquired	21,402
Fair value of current liabilities	1,294
Fair value of non-controlling interests	9,497
Purchase price	$10,611

Intangible assets will be amortized on a straight-line basis over periods ranging from 5 – 10 years. Goodwill represents the excess of the purchase price and the fair value of non-controlling interests over the fair value of identified tangible and intangible assets less the fair value of liabilities assumed. The Partnership believes that the locations, synergies created, and the projected future cash flows of Brown merit the recognition of this asset. The goodwill is fully deductible for income tax purposes by our partners.

Summarized as reported and pro forma information for the three and nine month periods ended September 30, 2015 and 2014 follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)

Revenues - as reported	$96,408	$111,016	$281,427	$302,261
Revenues - pro forma	96,408	114,824	285,659	310,660

Net income (loss) - as reported	$(1,640)	$5,097	$3,045	$13,543
Net income (loss) - pro forma	(1,640)	5,365	2,381	14,040

These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had the acquisition happened as of the beginning of the periods presented or results that may be attained in the future.

The operating results of Brown are included in our Integrity Services segment which was created during the second quarter of 2015 in conjunction with the Brown acquisition (see Note 12).

TIR Entities

Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by affiliates of Holdings for $52.6 million. We financed this acquisition with borrowings under our acquisition revolving credit facility (see Note 6). The amount paid in excess of the previously recorded non-controlling interest in the TIR Entities has been reflected in the Unaudited Condensed Consolidated Statement of Owners’ Equity as a distribution to the general partner.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.  Impairments

During the three month period ended September 30, 2015, the Partnership recorded impairments of property and equipment at four of its SWD facilities. At each of these facilities, the Partnership has experienced declining disposal volumes and revenues due to lower commodity pricing and increasing competition. The Partnership is forecasting that volumes and revenues at these facilities will not recover to historical levels in the foreseeable future. Given these indicators of impairment, the Partnership compared its estimate of undiscounted future cash flows from the facilities, and determined they were no longer recoverable and were therefore impaired.

The Partnership wrote the facility assets down from their net carrying value of $7.3 million to their estimated fair value of $1.7 million and recognized impairments of the facilities totaling $5.6 million which is included in impairments on the Unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2015. The following table shows the impaired property and equipment by category.

Land improvements	$339
Buildings and leasehold improvements	489
Facilities, wells and equipment	5,974
6,802
Accumulated depreciation	(1,236)
Impairment of facilities	$5,567

Fair value was determined using expected future cash flows, which is a Level 3 input as defined in ASC 820, Fair Value Measurement.  The cash flows are those expected to be generated by market participants, discounted for a risk adjusted estimated fair market cost of capital.  Because of the uncertainties surrounding the facilities and the market conditions, including the Partnership’s ability to generate and maintain sufficient revenues to operate the facilities profitably, our estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determination of fair value.

6.  Credit Agreement

The Partnership is party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“WCRCF”), which provides up to $75.0 million in borrowing capacity to fund working capital needs and an acquisition revolving credit facility (“ARCF”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the credit agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million. The Credit Agreement matures December 24, 2018.

At September 30, 2015 and December 31, 2014, outstanding borrowings under the credit agreement totaled $140.9 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $52.0 and $50.0 million at September 30, 2015 and December 31, 2014, respectively. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $88.9 million and $27.6 million at September 30, 2015 and December 31, 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the credit agreement.  Generally, the interest rate on credit agreement borrowings ranged between 2.68% and 4.09% for the nine months ended September 30, 2015 and 2.65% and 3.50% for the nine months ended September 30, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended September 30, 2015 and 2014 was $1.5 million and $0.5 million, respectively, including commitment fees. Interest paid during the nine months ended September 30, 2015 and 2014 was $3.3 million and $1.7 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At September 30, 2015, our total adjusted leverage ratio was 2.55 to 1.0 and our interest coverage ratio was 6.05 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

On May 4, 2015, the Partnership and the Partnership’s lenders entered into Amendment No. 2 to the Credit Agreement (“Amendment”), which amended the Credit Agreement to, among other matters, (i) allow each of Tulsa Inspection Resources – Canada ULC and Foley Inspection Services ULC to join the Credit Agreement as an additional borrower under the Credit Agreement, and (ii) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

7. Income Taxes

Income tax expense reflected on the Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014 differs from an expected statutory rate of 35% primarily due to the non-taxable nature of partnership earnings for both U.S. federal and, in most cases, state income tax purposes, offset by the corporate income taxes of TIR-PUC, the income taxes related to our Canadian operations and any applicable state income taxes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

8.  Equity Compensation

Effective at the closing of the IPO, our General Partner adopted a long-term incentive plan (“LTIP”) that authorized up to 1,182,600 units representing 10% of the initial outstanding units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units.  This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is amortized over the vesting period of the grant.  Prior to January 1, 2015, Holdings reimbursed the Partnership for the direct expense of the awards and allocated the expense to us through the annual administrative fee provided for under the terms of the omnibus agreement (Note 9).  For the nine months ended September 30, 2015 and 2014, compensation expense of $0.8 million and $0.3 million, respectively, was recorded under the LTIP.  The following table sets forth the LTIP Unit activity for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit

Units at January 1	158,353	$18.11	-	$-
Units granted	222,755	10.27	171,380	17.99
Units vested and issued	(7,467)	(19.72)	-	-
Units forfeited	(19,498)	(16.92)	(19,911)	(16.78)
Units at September 30	354,143	13.21	151,469	18.15

Outstanding Units issued to directors vest ratably over a three year period from the date of grant.  Units granted to employees vest over either five year, three year or eighteen month periods from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year and one third at the end of the fifth year. The eighteen month awards vest 100% at the end of the vesting period. Certain Units issued in the third quarter of 2015 vest 100% at the end of three years if certain performance measures are met as outlined in the performance award grant. Some of the awards vest in full upon the occurrence of certain events as defined in the LTIP agreement.

In conjunction with the IPO, phantom profits interest units previously issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP.  Vesting under all of the exchanged awards was retroactive to the initial grant date.  The awards are considered for all purposes to have been granted under the Partnership’s LTIP.

In addition, at IPO, certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with the subordinated units was $0.1 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.  The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $0.1 million in the first quarter of 2014 as the new awards were accounted for as equity.

9.  Related-Party Transactions

Transactions with SBG Energy Services, LLC (SBG Energy) and Subsidiaries.

SBG Energy is a business partner in our SWD operations in which a current board member has an ownership and management interest. Effective June 1, 2015, an affiliate of SBG Energy assigned and transferred its 49% membership interest in Cypress Energy Services, LLC (“CES LLC”) to the Partnership for one dollar (the “CES Transaction”). As a result, the Partnership now owns 100% of CES LLC. Because we already controlled and consolidated CES LLC in our Consolidated Financial Statements, the previously recorded non-controlling interest in CES LLC has been reflected in the Unaudited Condensed Consolidated Statement of Owners’ Equity as an increase in equity of $0.9 million for our common and subordinated unitholders.

The CES Transaction was completed in conjunction with another transaction with SBG Energy effective July 1, 2015. On that date, the Partnership waived its rights to purchase and its rights of first refusal related to certain SWD assets pursuant to a previous option agreement with SBG Energy in exchange for $1.0 million. The $1.0 million payment has been reflected as other income on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Omnibus Agreement

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of an annual administrative fee in the amount of $4.04 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively, to be paid in quarterly installments (pro-rated in 2014 from the IPO date) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

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

The amount charged by Holdings for the nine months ended September 30, 2015 and 2014 was $3.03 million and $2.8 million, respectively. The amount charged by Holdings for the three months ended September 30, 2015 and 2014 was $1.01 million and $1.0 million, respectively. These amounts are reflected in general and administrative in the Unaudited Condensed Consolidated Statements of Operations. In addition to the expense charged under the omnibus agreement, Holdings incurred general and administrative expenses on our behalf totaling $0.2 million. These expenses are reflected as general and administrative in the Unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2015 and as an equity contribution in the Unaudited Condensed Consolidated Statement of Owner’s Equity.

Other Related Party Transactions

A current board member has an ownership interest in entities with which the Partnership transacts business – Rud Transportation, LLC (“Rud”) and SBG Pipeline SW 3903, LLC (“3903”).  Total revenue recognized by the Partnership from Rud was $0.2 million and $0.4 million for the three months and $1.0 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.  Accounts receivable from Rud was $0.2 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively, and is included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. Total revenue recognized by the Partnership from 3903 was $0.5 million for the nine months ended September 30, 2015, prior to the sale of the ownership interest to an unrelated third party effective June 30, 2015. There were no revenues received from 3903 for the nine months ended September 30, 2014.  Accounts receivable from 3903 was $0.1 million at December 31, 2014 and is included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

The Partnership provides management services to a 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2015 and 2014, respectively.  Accounts receivable from Arnegard was less than $0.1 million at September 30, 2015 and $0.1 million at December 31, 2014, and is included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CES LLC outsources staffing and payroll services to an unconsolidated affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”).  CEM-BO was owned 49% by SBG Energy. Effective June 1, 2015, Holdings acquired the 49% ownership interest of CEM-BO and now owns 100% of CEM-BO.  Total employee related costs paid to CEM-BO was $1.2 million for the nine months ended September 30, 2015 (prior to the 49% acquisition) and $0.8 million and $2.5 million for the three and nine months ended September 30, 2014, respectively.  Included in accounts payable on the Unaudited Condensed Consolidated Balance Sheets was a payable to CEM-BO of $0.2 million at December 31, 2014.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

10.  Earnings per Unit and Cash Distributions

Subsequent to the IPO, the Partnership presents earnings per unit information in accordance with ASC Topic 260 – Earnings Per Share.

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing net income (loss) attributable to limited partners, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income (loss) per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income (loss) attributable to limited partners is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement.  Net income (loss) per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to January 21, 2014.  The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.  For the three months ended September 30, 2015, the weighted-average number of units outstanding was 11,833,467, comprised of 5,920,467 common units and 5,913,000 subordinated units. For the nine months ended September 30, 2015, the weighted-average number of units outstanding was 11,830,981, comprised of 5,917,981 common units and 5,913,000 subordinated units. For the three and nine month periods ended September 30, 2014, the weighted-average number of units outstanding was 11,826,000, comprised of 5,913,000 common units and 5,913,000 subordinated units.

In addition to the common and subordinated units, we have also identified incentive distribution rights as participating securities and use the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of units outstanding during the period.

Our partnership agreement calls for minimum quarterly cash distributions.  The following table summarizes the cash distributions declared and paid by the Partnership since our IPO.  There were no cash distributions declared or paid prior to these distributions.

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (c)
		(in thousands)

May 15, 2014 (a)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015 (b)	0.406413	4,809	3,092
Total 2015 Distributions (through November 13, 2015)	1.625652	19,232	12,284

Total Distributions (through November 13, 2015) since IPO	$2.730298	$32,296	$20,580

(a)     Distribution was pro-rated from the date of our IPO through March 31, 2014.

(b)     Third quarter 2015 distribution was declared and paid in the fourth quarter of 2015.

(c)     Approximately 64.3% of the Partnership's outstanding units at September 30, 2015 are held by affiliates.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

In addition, the TIR Entities made cash distributions of $1.6 million during the nine month period ended September 30, 2015 to the non-controlling members of the TIR Entities prior to the Partnership’s acquisition of the remaining 49.9% interest effective February 1, 2015. During the three and nine month periods ended September 30, 2014, the TIR Entities made cash distributions of $1.5 million and $2.8 million to the non-controlling members of the TIR Entities, respectively.

11.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.5 million at September 30, 2015 and December 31, 2014, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

The Partnership has employment agreements with certain executives.  The executive employment agreements are effective for a term of three-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At September 30, 2015 and December 31, 2014, the aggregate commitment for future compensation and severance was approximately $1.5 million and $0.9 million, respectively.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified.  At any given time, we may have multiple audits ongoing.  Through September 30, 2015, several ongoing audits in the current year have concluded without adjustment to the Partnership. At September 30, 2015 and December 31, 2014, the Partnership recognized an estimated liability of $0.2 million associated with the probable settlement of ongoing customer audits of charges originally approved by customer representatives. These liabilities are reflected in accrued payroll and other on the Unaudited Condensed Consolidated Balance Sheets.

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. Principals of two of these management services contract customers (under common control) approached the Partnership about selling their interest in the managed SWD facilities to the Partnership. Due to a number of factors, including the depressed energy economy and the proposed asking price for these facilities, the Partnership was unwilling to enter into a purchase agreement for the facilities. Subsequently, in May 2015, the Partnership was notified by these principals that they were terminating the management contracts related to these two facilities. While management of the Partnership believes that the parties do not have the right to terminate the agreements pursuant to the terms of the agreements, the termination of these agreements has resulted in a reduction of management fee revenue and corresponding labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million for the nine month period ended September 30, 2015. The Partnership did not record any revenue related to these contracts during the three months ended September 30, 2015. Revenues related to these contracts were $0.4 million and $1.1 million for the three and nine month periods ended September 30, 2014, respectively. The Partnership has commenced litigation and settlement discussions regarding the improper termination of the agreements. (See Legal Proceedings.)

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

On September 11, 2015, two of our management services customers (under common ownership) initiated a civil action in the District Court for the Northwestern Judicial District of the State of North Dakota against CES LLC. The customers claim that CES LLC breached the management agreements and interfered with their business relationships, and seek to rescind the management agreements and recover any damages. The customers initiated this lawsuit upon dismissal from federal court due to lack of jurisdiction of CES LLC’s lawsuit against the customers seeking to enforce the management agreements. CES LLC subsequently filed an answer and counterclaims, as well as a third party complaint against the principal of the customers seeking to enforce the management agreements and other injunctive relief, as well as monetary damages. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote.

12.  Reportable Segments

The Partnership’s operations consist of three reportable segments: (i) Pipeline Inspection Services (“PIS”), (ii) Integrity Services (“IS”) and (iii) Water and Environmental Services (“W&ES”).  In conjunction with the Brown acquisition (Note 4) in the second quarter of 2015, we created the IS segment. The economic characteristics of Brown were sufficiently dissimilar from our existing Pipeline Inspection and Integrity Services segment resulting in the creation of a new segment. As a result, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services.

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

IS – This segment includes the acquired operations of Brown Integrity, LLC (Note 4). This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope and duration of the project.

W&ES – This segment includes the operations of ten SWD facilities, fees related to the management of third party SWD facilities, as well as an equity ownership in one managed facility.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

Other – These amounts represent corporate and overhead items not specifically allocable to the other reportable segments

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables show operating income (loss) by reportable segment and a reconciliation of segment operating income (loss) to net income (loss) before income tax expense.

	PIS	IS	W&ES	Other	Total
	(in thousands)

Three months ended September 30, 2015

Revenue	$87,757	$5,173	$3,478	$-	$96,408
Costs of services	79,205	3,643	1,459	-	84,307
Gross margin	8,552	1,530	2,019	-	12,101
General and administrative	4,140	913	792	179	6,024
Depreciation, amortization and accretion	630	157	694	-	1,481
Impairments	-	-	5,567	-	5,567
Operating income (loss)	$3,782	$460	$(5,034)	$(179)	(971)
Interest expense, net					(1,623)
Other, net					1,043
Net loss before income tax expense					$(1,551)

Three months ended September 30, 2014

Revenue	$105,048	$-	$5,968	$-	$111,016
Costs of services	95,244	-	2,491	-	97,735
Gross margin	9,804	-	3,477	-	13,281
General and administrative	4,633	-	804	-	5,437
Depreciation, amortization and accretion	634	-	948	-	1,582
Operating income	$4,537	$-	$1,725	$-	6,262
Interest expense, net					(795)
Other, net					43
Net income before income tax expense					$5,510

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS	IS	W&ES	Other	Total
	(in thousands)

Nine months ended September 30, 2015

Revenue	$261,072	$8,651	$11,704	$-	$281,427
Costs of services	236,680	6,437	4,897	-	248,014
Gross margin	24,392	2,214	6,807	-	33,413
General and administrative	12,721	1,476	2,522	634	17,353
Depreciation, amortization and accretion	1,884	262	1,967	-	4,113
Impairments	-	-	5,567	-	5,567
Operating income (loss)	$9,787	$476	$(3,249)	$(634)	6,380
Interest expense, net					(4,070)
Other, net					1,106
Net income before income tax expense					$3,416

Nine months ended September 30, 2014

Revenue	$285,038	$-	$17,223	$-	$302,261
Costs of services	258,725	-	6,532	-	265,257
Gross margin	26,313	-	10,691	-	37,004
General and administrative	13,129	-	2,229	-	15,358
Depreciation, amortization and accretion	1,905	-	2,814	-	4,719
Operating income	$11,279	$-	$5,648	$-	16,927
Interest expense, net					(2,352)
Offering costs					(446)
Other, net					68
Net income before income tax expense					$14,197

Total Assets

September 30, 2015	$140,835	$22,471	$40,780	$1,627	$205,713

December 31, 2014	$136,224	$-	$50,296	$3,322	$189,842

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

13. Condensed Consolidating Financial Information

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets

As of September 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$70	$21,762	$3,845	$-	$25,677
Trade accounts receivable, net	-	47,768	9,401	(699)	56,470
Receivables from affiliates	-	4,529	-	(4,464)	65
Deferred tax assets	-	2	34	-	36
Prepaid expenses and other	-	2,678	403	(38)	3,043
Total current assets	70	76,739	13,683	(5,201)	85,291
Property and equipment:
Property and equipment, at cost	-	21,763	2,752	-	24,515
Less: Accumulated depreciation	-	4,385	286	-	4,671
Total property and equipment, net	-	17,378	2,466	-	19,844
Intangible assets, net	-	26,704	6,575	-	33,279
Goodwill	-	53,913	11,410	-	65,323
Investment in subsidiaries	45,319	9,771	-	(55,090)	-
Notes receivable - affiliates	-	14,522	-	(14,522)	-
Debt issuance costs, net	1,910	-	-	-	1,910
Other assets	-	56	10	-	66
Total assets	$47,299	$199,083	$34,144	$(74,813)	$205,713

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$-	$907	$2,265	$-	$3,172
Accounts payable - affiliates	353	-	4,098	(4,451)	-
Accrued payroll and other	1	16,119	1,389	(712)	16,797
Income taxes payable	-	417	-	(38)	379
Total current liabilities	354	17,443	7,752	(5,201)	20,348
Long-term debt	-	135,400	5,500	-	140,900
Notes payable - affiliates	-	-	13,635	(13,635)	-
Deferred tax liabilities	-	-	386	-	386
Asset retirement obligations	-	78	-	-	78
Total liabilities	354	152,921	27,273	(18,836)	161,712

Commitments and contingencies

Owners' equity:
Total partners' capital	37,312	36,529	6,871	(46,344)	34,368
Non-controlling interests	9,633	9,633	-	(9,633)	9,633
Total owners' equity	46,945	46,162	6,871	(55,977)	44,001
Total liabilities and owners' equity	$47,299	$199,083	$34,144	$(74,813)	$205,713

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$84,609	$16,352	$(4,553)	$96,408
Costs of services	-	74,544	14,316	(4,553)	84,307
Gross margin	-	10,065	2,036	-	12,101

Operating costs and expense:
General and administrative	179	4,454	1,391	-	6,024
Depreciation, amortization and accretion	-	1,282	199	-	1,481
Impairments	-	5,567	-	-	5,567
Operating income (loss)	(179)	(1,238)	446	-	(971)

Other income (expense):
Equity earnings (loss) in subsidiaries	(1,277)	342	-	935	-
Interest expense, net	(214)	(1,200)	(209)	-	(1,623)
Other, net	-	1,038	5	-	1,043
Net income (loss) before income tax expense	(1,670)	(1,058)	242	935	(1,551)
Income tax expense		50	39	-	89
Net income (loss) before income tax expense	(1,670)	(1,108)	203	935	(1,640)

Net income attributable to non-controlling interests	-	169	-	-	169
Net income (loss) attributable to partners	$(1,670)	$(1,277)	$203	$935	$(1,809)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$101,090	$9,926	$-	$111,016
Costs of services	-	88,644	9,091	-	97,735
Gross margin	-	12,446	835	-	13,281

Operating costs and expense:
General and administrative	-	4,894	543	-	5,437
Depreciation, amortization and accretion	-	1,530	52	-	1,582
Operating income	-	6,022	240	-	6,262

Other income (expense):
Equity earnings (loss) in subsidiaries	4,757	-	-	(4,757)	-
Interest expense, net	262	(1,026)	(31)	-	(795)
Other, net	-	40	3	-	43
Net income before income tax expense	5,019	5,036	212	(4,757)	5,510
Income tax expense		349	64	-	413
Net income	5,019	4,687	148	(4,757)	5,097

Net income (loss) attributable to non-controlling interests	1,548	(70)	-	64	1,542
Net income attributable to partners	$3,471	$4,757	$148	$(4,821)	$3,555

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$251,876	$37,841	$(8,290)	$281,427
Costs of services	-	222,326	$33,978	(8,290)	248,014
Gross margin	-	29,550	3,863	-	33,413

Operating costs and expense:
General and administrative	634	13,867	2,852	-	17,353
Depreciation, amortization and accretion	-	3,718	395	-	4,113
Impairments	-	5,567	-	-	5,567
Operating income (loss)	(634)	6,398	616	-	6,380

Other income (expense):
Equity earnings in subsidiaries	4,463	317	-	(4,780)	-
Interest expense, net	(688)	(2,946)	(436)	-	(4,070)
Other, net	-	1,091	15	-	1,106
Net income before income tax expense	3,141	4,860	195	(4,780)	3,416
Income tax expense	-	308	63	-	371
Net income	3,141	4,552	132	(4,780)	3,045

Net income attributable to non-controlling interests	143	89	-	27	259
Net income attributable to partners	$2,998	$4,463	$132	$(4,807)	$2,786

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$279,124	$23,734	$(597)	$302,261
Costs of services	-	244,203	$21,651	(597)	265,257
Gross margin	-	34,921	2,083	-	37,004

Operating costs and expense:
General and administrative	-	13,959	1,399	-	15,358
Depreciation, amortization and accretion	-	4,562	157	-	4,719
Operating income	-	16,400	527	-	16,927

Other income (expense):
Equity earnings in subsidiaries	14,311	-	-	(14,311)	-
Interest expense, net	(700)	(1,561)	(91)	-	(2,352)
Offering costs	(446)	-	-	-	(446)
Other, net	-	65	3	-	68
Net income before income tax expense	13,165	14,904	439	(14,311)	14,197
Income tax expense	-	536	118	-	654
Net income	13,165	14,368	321	(14,311)	13,543

Net income attributable to non-controlling interests	3,356	57	-	151	3,564
Net income attributable to partners	$9,809	$14,311	$321	$(14,462)	$9,979

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(1,670)	$(1,108)	$203	$935	$(1,640)
Other comprehensive loss-
Foreign currency translation	-	-	(447)	(207)	(654)
			-
Comprehensive income (loss)	$(1,670)	$(1,108)	$(244)	$728	$(2,294)

Comprehensive income attributable to non-controlling interests	-	169	-	-	169
Comprehensive income (loss) attributable to partners	$(1,670)	$(1,277)	$(244)	$728	$(2,463)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$5,019	$4,687	$148	$(4,757)	$5,097
Other comprehensive loss-
Foreign currency translation	-	-	(318)	(179)	(497)
			-
Comprehensive income (loss)	$5,019	$4,687	$(170)	$(4,936)	$4,600

Comprehensive income (loss) attributable to non-controlling interests	1,548	(70)	-	(184)	1,294
Comprehensive income (loss) attributable to partners	$3,471	$4,757	$(170)	$(4,752)	$3,306

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$3,141	$4,552	$132	$(4,780)	$3,045
Other comprehensive loss-			-
Foreign currency translation	-	-	(938)	(464)	(1,402)
			-
Comprehensive income (loss)	$3,141	$4,552	$(806)	$(5,244)	$1,643

Comprehensive income attributable to non-controlling interests	143	89	-	(430)	(198)
Comprehensive income (loss) attributable to partners	$2,998	$4,463	$(806)	$(4,814)	$1,841

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$13,165	$14,368	$321	$(14,311)	$13,543
Other comprehensive loss-
Foreign currency translation	-	-	(349)	(192)	(541)
			-
Comprehensive income (loss)	$13,165	$14,368	$(28)	$(14,503)	$13,002

Comprehensive income attributable to non-controlling interests	3,356	57	-	33	3,446
Comprehensive income (loss) attributable to partners	$9,809	$14,311	$(28)	$(14,536)	$9,556

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income	$3,141	$4,552	$132	$(4,780)	$3,045
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation, amortization and accretion	-	3,909	584	-	4,493
Impairments	-	5,567	-	-	5,567
Gain on asset disposals	-	(1,000)	(1)	-	(1,001)
Interest expense from debt issuance cost amortization	408	-	-	-	408
Amortization of equity-based compensation	828	-	-	-	828
Equity earnings in investee company	-	(81)	-	-	(81)
Distributions from investee company	-	50	-	-	50
Equity earnings in subsidiaries	(4,463)	(317)	-	4,780	-
Deferred tax (benefit) expense, net	-	13	(71)	-	(58)
Non-cash allocated expenses	183	-	-	-	183
Changes in assets and liabilities:		-
Trade accounts receivable	-	2,427	(1,658)	-	769
Receivables from affiliates	22	(22)	-	-	-
Prepaid expenses and other	-	(292)	(186)	-	(478)
Accounts payable and accrued payroll and other	313	11,387	(3,065)	-	8,635
Income taxes payable	-	(128)	(39)	-	(167)
Net cash provided by (used in) operating activities	432	26,065	(4,304)	-	22,193

Investing activities:
Proceeds from asset disposals	-	1,002	-	-	1,002
Acquisition of 49.9% interest in the TIR Entities	-	(52,588)	-	-	(52,588)
Acquisition of 51% of Brown Integrity, LLC	-	(10,436)	-	-	(10,436)
Purchase of property and equipment	-	(1,570)	(81)	-	(1,651)
Net cash used in investing activities	-	(63,592)	(81)	-	(63,673)

Financing activities:
Advances on long-term debt	-	63,300	5,500	-	68,800
Repayment of long-term debt	-	(5,500)	-	-	(5,500)
Distributions from subsidiaries	13,079	(13,079)	-	-	-
Distributions to limited partners	(14,423)	-	-	-	(14,423)
Distributions to non-controlling members of the TIR Entities	-	(1,567)	-	-	(1,567)
Net cash provided by (used in) financing activities	(1,344)	43,154	5,500	-	47,310

Effects of exchange rates on cash	-	(463)	(447)	-	(910)

Net increase (decrease) in cash and cash equivalents	(912)	5,164	668	-	4,920
Cash and cash equivalents, beginning of period	982	16,598	3,177	-	20,757
Cash and cash equivalents, end of period	$70	$21,762	$3,845	$-	$25,677

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2014

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income	$13,165	$14,368	$321	$(14,311)	$13,543
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation, amortization and accretion	-	4,689	158	-	4,847
Loss on asset disposal	-	3	-	-	3
Interest expense from debt issuance cost amortization	565	-	-	-	565
Amortization of equity-based compensation	594	-	-	-	594
Equity earnings in investee company	-	(16)	-	-	(16)
Equity earnings in subsidiaries	(14,311)	-	-	14,311	-
Deferred tax (benefit) expense, net	-	(3)	26	-	23
Changes in assets and liabilities:
Trade accounts receivable	-	(1,379)	(160)	-	(1,539)
Receivables from affiliates	(38)	(235)	273	-	-
Prepaid expenses and other	319	(1,220)	(284)	-	(1,185)
Accounts payable and accrued payroll and other	(18)	7,813	1,059	-	8,854
Income taxes payable	-	(14,406)	(1,111)	-	(15,517)
Net cash provided by operating activities	276	9,614	282	-	10,172

Investing activities:
Purchase of property and equipment	-	(448)	(23)	-	(471)
Net cash used in investing activities	-	(448)	(23)	-	(471)

Financing activities:
Proceeds from initial public offering	80,213	-	-	-	80,213
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	(80,213)	-	-	-	(80,213)
Payment of deferred offering costs	(314)	-	-	-	(314)
Advances on long-term debt	-	5,000	-	-	5,000
Repayment of long-term debt	-	(5,000)	-	-	(5,000)
Payments on behalf of affiliates	(279)	-	-	-	(279)
Net advances from members	314	-	-	-	314
Distributions from subsidiaries	9,411	(9,411)	-	-	-
Distributions to limited partners	(8,258)	-	-	-	(8,258)
Distributions to non-controlling members of the TIR Entities	-	(2,797)	-	-	(2,797)
Net cash provided by (used in) financing activities	874	(12,208)	-	-	(11,334)

Effects of exchange rates on cash	-	(192)	(171)	-	(363)

Net increase (decrease) in cash and cash equivalents	1,150	(3,234)	88	-	(1,996)
Cash and cash equivalents, beginning of period	-	24,606	2,084	-	26,690
Cash and cash equivalents, end of period	$1,150	$21,372	$2,172	$-	$24,694

Non-cash items:
Accounts payable excluded from capital expenditures	$-	$10	$-	$-	$10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in the IPO prospectus, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended by our Current Report on Form 8-K containing our amended Consolidated Financial Statements (“amended Consolidated Financial Statements”) for the year ended December 31, 2014 filed with the Securities and Exchange Commission on June 8, 2015 and this Quarterly Report on Form 10-Q.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.  At the closing of our IPO on January 21, 2014, a 50.1% interest in the TIR Entities and 100% of CEP LLC were contributed to us and became our Pipeline Inspection Services (“PIS segment”) (formerly the Pipeline Inspection and Integrity Services (“PI&IS”) segment) and our Water and Environmental Services (“W&ES”) segment, respectively.  The remaining 49.9% interest in the TIR Entities was acquired effective February 1, 2015. In conjunction with the acquisition of Brown Integrity, LLC (“Brown”) effective May 1, 2015, we created the Integrity Services (“IS”) segment. The financial information for PIS, IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our amended Consolidated Financial Statements for the year ended December 31, 2014.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry.  We provide independent pipeline inspection and integrity services to various energy exploration and production (“E&P”) and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada.  The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown.  The economic characteristics of Brown were sufficiently dissimilar from our existing Pipeline Inspection and Integrity Services segment to result in the creation of a new segment. As such, the Pipeline Inspection and Integrity services segment was renamed Pipeline Inspection Services and we created the Integrity Services segment. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment.  The W&ES segment is comprised of the historical operations of CEP LLC that were contributed to us.  We operate ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to third party SWD facilities in the Bakken Shale region.  W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

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

 Affiliates of Holdings II, conveyed an aggregate 50.1% interest in the TIR Entities to us in exchange for an aggregate 11.4% ownership in the Partnership.  We subsequently conveyed the interest in the TIR Entities to CEP LLC. Effective February 1, 2015, we acquired the remaining 49.9% ownership interest in the TIR Entities and as a result, now own 100%.

Consequently, as of September 30, 2015, Holdings owns approximately 58.8% of the Partnership, while affiliates of Holdings own approximately 5.5% of the Partnership, a total ownership percentage of the Partnership of approximately 64.3% by Holdings and its affiliates. Holdings also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”).

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

Pipeline Inspection Services

We generate revenue in the PIS segment primarily by providing inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project and the duration of the project.  The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems and distribution systems and the legal and regulatory requirements relating to the inspection and maintenance of those assets.  We charge our customers on a per inspector basis, including per diem charges, mileage and other reimbursement items.

Integrity Services

We generate revenue in our IS segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline constructions companies of newly constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed bid basis depending on the size and length of the pipeline being inspected, the complexity of services provided and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers, and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, the nature and the duration of the project.

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

Approximately 8% and 9% of our revenue for the three and nine month periods ended September 30, 2015, respectively, and 19% and 24% of our revenue for the three and nine month periods ended September 30, 2014, respectively, in the W&ES segment was derived from sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

Pipeline Inspection Services

Demand remains solid for our pipeline inspection services as we operate in a very large market with many customer prospects that we do not currently serve.  We continue to focus on new lines of business to serve our existing customers.  The majority of our clients are public investment grade companies with long planning cycles leading to healthy backlogs of new long-term projects in addition to maintaining their existing pipeline networks that also require inspection and integrity services. The public utility company (“PUC”) segment of the industry that brings natural gas to homes and businesses remains an area with material growth potential. We believe that with increasing regulatory requirements and the aging U.S. and Canadian pipeline infrastructure that the PIS business is more insulated from changes in commodity prices in the near term as has been the case in the past.  A prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services.

Our average headcount and revenue per inspector metrics continue to trend below our expectations and the prior two years. We have seen certain customer’s 2015 project start dates postponed to 2016 and later this year and, to date, have not seen a significant increase in our average inspector headcounts. One of our customers cancelled a major project in the Southwest portion of the United States that had been awarded to TIR after regulators required them to re-route the project. We anticipate that our inspector headcounts will increase as work previously postponed begins. The downturn in energy prices has required many of our customers that rely more heavily on commodity prices to focus on reducing their operating costs. Several clients have sought to reduce the rates paid to inspectors to reduce their inspection costs. We have recently bid on several exciting, new projects and have begun to increase staffing for new projects awarded. Many of our customers are in the process of finalizing 2016 operating budgets (including inspection and integrity service costs) for submission to their board of directors. Many new projects and opportunities are awarded by our customers in the fourth quarter and the first quarter of the calendar year.

Integrity Services

We remain cautiously optimistic about the acquisition of Brown and the potential synergies that may develop between IS and other current customers of the Partnership, as well as the growth and nurturing of its historical, ongoing business. Brown acquired a competitor in the third quarter of 2014 and had some challenges associated with an unexpected illness of that company’s founder and CEO that required him to resign. As a result, we have recruited some new talent to the organization. Brown currently operates in 6 states compared with the more than 45 states that TIR operates in. We are currently considering expanding Brown’s geography on both the West coast, Louisiana and in the Northeast. We continue to see excellent new bidding opportunities and our success rate on new work continues to improve leading us to increased utilization of our equipment and field personnel.

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

Many producers have announced material and significant cuts in their future capital budgets and drilling activities that would reduce new flowback water and produced water and, although unlikely, could potentially stop production on existing wells, which would have a direct impact on the volumes of disposed water and residual oil recovery at our facilities. The material decline in rig count and new drilling activity in many basins, including the Bakken and the Permian, has led to lower water volumes, reduced skim oil volumes and pricing pressures. Many of our E&P customers have requested and been granted pricing concessions to help them cope with the lower commodity prices. In the majority of the basins in the country, new SWD facilities were developed to support the previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that in turn, has led to aggressive pricing. We have always focused on produced water vs. flowback water and therefore we believe we are less impacted than many competitors. During the quarter, approximately 96% of our water volume was from produced water disposal. We are clearly being impacted by lower water volumes in the markets we serve, lower skim oil volumes as our flowback volumes decline, lower per barrel water pricing and lower per barrel oil pricing. We are focused on reducing operating costs and identifying operating efficiencies in an effort to offset the financial impact of declining market volumes and prices. Additionally, we continue to focus on piped water opportunities to secure additional long term volumes of produced water for the life of the oil and gas wells’ production. Piped water continues to represent a growing percentage of our total volume. We also provide management services for third party SWD facilities. In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating our management contracts. While management of the Partnership believes that the parties do not have the right to terminate the agreements, we have experienced a loss of management fee revenue offset by a corresponding reduction in labor costs associated with staffing the facilities. After federal court dismissed a lawsuit filed by CES LLC due to lack of jurisdiction, our management services customers (under common ownership) initiated a civil action in the District Court for the Northwestern Judicial District of the State of North Dakota against CES LLC. The customers claim that CES LLC breached the management agreements and interfered with their business relationships, and seek to rescind the management agreements and recover any damages. CES LLC subsequently filed an answer and counterclaims, as well as a third party complaint against the principal of the customers seeking to enforce the management agreements and other injunctive relief, as well as monetary damages.

Despite the severe downturn in the energy market to date, we expect the total barrels of water disposed over the remainder of the year to be consistent with our third quarter volumes. We also anticipate the decline in price per barrel disposed as the result of the management fee matter noted above, competitive market pricing pressures and lower oil prices to stabilize absent further declines in oil commodity pricing. Revenue per barrel is comprised of (i) water volumes and disposal price per barrel, (ii) skim oil volumes and the selling price for oil per barrel and (iii) third party management fees (including wage reimbursements). We have seen a substantial increase in the number of acquisition opportunities in the W&ES sector across multiple basins, including both liquids and solids. It appears that some potential sellers are coming to terms with the reduced valuations, volumes, and cash flows impacting the industry. We will continue to actively pursue these opportunities with the same discipline that protected the Partnership during a heated market in 2014 that drove up valuations to unsustainable levels. We also continue to evaluate some interesting opportunities for pipelines and SWD’s directly with E&P companies seeking to monetize their midstream assets.

Despite the depressed economy and lower overall oil and gas commodity pricing, the Partnership has continued throughout 2015 and anticipates through 2016 to sustain a level positive cash flow and expects to continue cash distributions consistent with prior distributions. If commodity prices recover in 2016 leading to increased oil and gas production activity, we would hope to see the opportunity to resume planned, deliberate increases in our cash distributions.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

●	The Partnership recorded impairments of long-lived assets in the third quarter of 2015 totaling $5.6 million. There were no impairments recorded in the nine month period ended September 30, 2014.

●

Effective July 1, 2015, the Partnership waived its rights to purchase and its rights of first refusal related to certain SWD assets pursuant to a previous option agreement with SBG Energy in exchange for $1.0 million.

●

Effective June 1, 2015, the Partnership acquired the remaining 49% interest in Cypress Energy Services, LLC (“CES LLC”) previously held by a related party.  As a result of this transaction, the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 reflect a non-controlling interest of 49% of CES LLC from the IPO date through the end of the period, while the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 reflect a 49% non-controlling interest from January 1, 2015 through May 31, 2015 related to CES LLC.

●

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements.  In May 2015, the Partnership was notified by principals of two of our management services customers, which are under common ownership, that they were terminating the management contracts.  The management contracts did not have a termination right and the Partnership is pursuing its legal remedies.  Revenues (and the costs related to these revenues) related to these contractual arrangements for the three and nine months ended September 30, 2015 have not been included in the Unaudited Condensed Consolidated Financial Statements after the customer’s termination of the contracts.

●

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business.  The Unaudited Condensed Consolidated Financial Statements will include Brown in the IS segment from this date forward, including a 49% non-controlling interest.

●

Effective February 1, 2015, the Partnership acquired the 49.9% non-controlling ownership interest of the TIR Entities from affiliated parties.  Accordingly, the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 reflect a non-controlling interest of 49.9% of the TIR Entities from the IPO date through the end of the period, while the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 reflect a 49.9% non-controlling interest from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests in both periods).

●

In the fourth quarter of 2014, the Partnership acquired an additional SWD facility in the Bakken shale region of North Dakota. Therefore, the results for the three and nine month periods ended September 30, 2015 include the activity for the additional well.

●

The nine months ended September 30, 2014 reflects non-recurring offering costs of $0.4 million incurred in conjunction with our IPO.  In addition, net income of the Partnership for the period from January 1, 2014 through January 20, 2014 (the period prior to our IPO) is reflected as net income attributable to general partner in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014.

Consolidated Results of Operations

The following table summarizes our historical Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Revenues	$96,408	$111,016	$281,427	$302,261
Costs of services	84,307	97,735	248,014	265,257
Gross margin	12,101	13,281	33,413	37,004

Operating costs and expense:
General and administrative - segment	5,845	5,437	16,719	15,358
General and administrative - corporate	179	-	634	-
Depreciation, amortization and accretion	1,481	1,582	4,113	4,719
Impairments	5,567	-	5,567	-
Operating income (loss)	(971)	6,262	6,380	16,927

Other (expense) income:
Interest expense, net	(1,623)	(795)	(4,070)	(2,352)
Offering costs	-	-	-	(446)
Other, net	1,043	43	1,106	68
Net income (loss) before income tax expense	(1,551)	5,510	3,416	14,197
Income tax expense	89	413	371	654
Net income (loss)	(1,640)	5,097	3,045	13,543

Net income attributable to non-controlling interests	169	1,542	259	3,564
Net income (loss) attributable to partners	(1,809)	3,555	2,786	9,979

Net income (loss) attributable to general partner	-	-	(183)	646
Net income (loss) attributable to limited partners	$(1,809)	$3,555	$2,969	$9,333

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative-corporate increased $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased equity compensation. General and administrative-corporate increased $0.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increased equity compensation ($0.4 million) and non-cash allocated expenses from our General Partner ($0.2 million) which are not allocated to our segments.

Interest expense. Interest expense primarily consists of interest on borrowings under our credit agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased from 2014 to 2015 primarily due to an increase in the average borrowings in 2015 and, to a lesser degree, an increase in borrowing interest rates. Average debt outstanding during the three months ended September 30, 2015 and 2014 was $138.2 million and $72.3 million, respectively, and $126.1 million and $70.8 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in average borrowings is primarily related to $2.6 million borrowed to fund a December 2014 SWD acquisition, $52.6 million to fund the February 2015 acquisition of the remaining 49.9% ownership interest in the TIR Entities and $10.7 million in May 2015 to acquire a 51% ownership interest in Brown.

Offering costs. We expensed costs of $0.4 million in the first quarter of 2014 related to our IPO.  No offering costs were expensed during the three or nine months ended September 30, 2015.

Other, net. In the third quarter of 2015, the Partnership waived its rights to purchase and its rights of first refusal related to certain SWD assets pursuant to a previous option agreement with SBG Energy in exchange for $1.0 million (see Note 9).

Income tax expense.  Income tax expense includes income taxes related to one taxable corporate subsidiary in the United States and two taxable corporate subsidiaries in Canada in the PIS segment, as well as business activity, gross margin, and franchise taxes incurred in certain states. The decrease in income tax expense from period to period is primarily attributable to decreased revenues and an enacted reduction in the Texas franchise tax rate for 2015, offset in part, by increased proportional business activity in Texas for the 2015 taxable period.

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

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$87,757		$105,048		$(17,291)	(16.5)%
Costs of services	79,205		95,244		(16,039)	(16.8)%
Gross margin	8,552	9.7%	9,804	9.3%	(1,252)	(12.8)%

General and administrative	4,140	4.7%	4,633	4.4%	(493)	(10.6)%
Depreciation, amortization and accretion	630		634		(4)	(0.6)%
Operating income	$3,782	4.3%	$4,537	4.3%	$(755)	(16.6)%

Operating Data
Average number of inspectors	1,406		1,648		(242)
Average revenue per inspector per week	$4,749		$4,850		$(101)

Revenue variance due to number of inspectors					$(15,105)
Revenue variance due to average revenue per inspector					$(2,186)

Revenues. Revenues decreased approximately $17.3 million primarily due to a decrease in the average number of inspectors ($15.1 million) and a decrease in the average weekly revenue charged for each inspector ($2.2 million). The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. We have seen delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects are completed, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period, including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $16.0 million from 2014 to 2015 consistent with the associated reduction in revenues.

Gross margin. Gross margin decreased $1.3 million from 2014 to 2015 primarily due to the changes in revenues and costs of services outlined above.  Gross margin as a percentage of revenue increased slightly in 2015 compared to 2014.

General and administrative. General and administrative expenses declined period to period due to focused efforts to reduce overhead costs, primarily payroll, in response to the energy sector downturn.

Operating income. Operating income declined from 2014 to 2015 due primarily to the decrease in the gross margin, offset by a decrease in general and administrative costs. Operating income as a percentage of revenue remained consistent with that of the prior period.

The following table summarizes the operating results of the PIS segment for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$261,072		$285,038		$(23,966)	(8.4)%
Costs of services	236,680		258,725		(22,045)	(8.5)%
Gross margin	24,392	9.3%	26,313	9.2%	(1,921)	(7.3)%

General and administrative	12,721	4.9%	13,129	4.6%	(408)	(3.1)%
Depreciation, amortization and accretion	1,884		1,905		(21)	(1.1)%
Operating income	$9,787	3.7%	$11,279	4.0%	$(1,492)	(13.2)%

Operating Data
Average number of inspectors	1,412		1,530		(118)
Average revenue per inspector per week	$4,741		$4,778		$(37)

Revenue variance due to number of inspectors					$(21,818)
Revenue variance due to average revenue per inspector					$(2,148)

Revenues.  Revenues decreased approximately $24.0 million from period to period primarily due to a decrease in the average number of inspectors ($21.8 million) and a decrease in the average weekly revenue generated by inspectors ($2.1 million). The average inspector count with each customer fluctuates from period to period due to changes in customer spending budgets, project completions and new projects starting, among other factors. We have seen delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects complete, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $22.0 million from 2014 to 2015 consistent with the associated reduction in revenues.

Gross margin. Gross margin decreased, primarily related to the decline in revenues discussed above.  Gross margin as a percentage of revenue remained relatively consistent between periods.

General and administrative. General and administrative expenses declined period to period due to focused efforts to reduce overhead costs, primarily payroll, in response to the energy sector downturn.

Operating income. Operating income declined from 2014 to 2015 due primarily to the decrease in gross margin, partially offset by a decrease in general and administrative costs.

Integrity Services (IS)

The following table summarizes the results of the IS segment for the three months ended September 30, 2015.

	Three Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$5,173		$-		$5,173
Costs of sales	3,643		-		3,643
Gross margin	1,530	29.6%	-		1,530

General and administrative	913	17.6%	-		913
Depreciation, amortization and accretion	157		-		157
Operating income	$460	8.9%	$-		$460

Operating Data
Average number of field personnel	35
Average revenue per field personnel per week	$11,246

Revenue.   Revenues for the IS segment for the quarter were $5.2 million, representing hydrostatic testing of newly constructed and existing pipelines performed under cost plus and fixed price contracts.

Costs of services. Costs of services were $3.6 million and represent labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests.

Gross margin.  The gross margin was $1.5 million for the period.

General and administrative. General and administrative costs for the period were $0.9 million and were primarily composed of salaries and general office expenditures.

The following table summarizes the results of the IS segment for the May 1, 2015 through September 30, 2015 period.

	May 1, 2015 through September 30, 2015 Period
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$8,651		$-		$8,651
Costs of sales	6,437		-		6,437
Gross margin	2,214	25.6%	-		2,214

General and administrative	1,476	17.1%	-		1,476
Depreciation, amortization and accretion	262		-		262
Operating income	$476	5.5%	$-		$476

Operating Data
Average number of field personnel	35
Average revenue per field personnel per week	$11,308

Revenue.   Revenues for the IS segment since the May 1, 2015 acquisition were $8.7 million, representing hydrostatic testing of newly constructed and existing pipelines performed under cost plus and fixed price contracts.

Costs of services. Costs of services were $6.4 million and represent labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests.

Gross margin.  The gross margin was $2.2 million for the period.

General and administrative. General and administrative costs for the period were $1.5 million and were primarily composed of salaries and general office expenditures.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$3,478		$5,968		$(2,490)	(41.7)%
Costs of services	1,459		2,491		(1,032)	(41.4)%
Gross margin	2,019	58.1%	3,477	58.3%	(1,458)	(41.9)%

General and administrative	792	22.8%	804	13.5%	(12)	(1.5)%
Depreciation, amortization and accretion	694		948		(254)	(26.8)%
Impairments	5,567		-		5,567
Operating income (loss)	$(5,034)	(144.7)%	$1,725	28.9%	$(6,759)	(391.8)%

Operating Data
Total barrels of saltwater disposed	4,745		5,465		(720)	(13.2)%
Average revenue per barrel disposed (a)	$0.73		$1.09		$(0.36)	(32.9)%
Revenue variance due to barrels disposed					$(786)
Revenue variance due to revenue per barrel					$(1,704)

(a)

Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.  Per barrel oil prices were approximately 50% lower in 2015 compared to 2014.

Revenues.   The $2.5 million decrease in revenues is due to a $1.7 million decrease related to the average revenue per barrel disposed (down approximately 33%) and a $0.8 million decrease due to a decline in the total barrels of saltwater disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues as well as lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as the significant decline in oil prices from the prior year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the decline in oil prices. In addition, management fee revenue associated with our management of third party facilities declined due to a reduction in the number of facilities managed. The decrease in total barrels of saltwater disposed is directly attributable to decreased oil and gas drilling and production in the regions in which our SWD facilities are located and to some extent, increased competition for water volumes near our facilities.

Costs of services.  Costs of services declined due primarily to $0.6 million lower repairs and maintenance expenses, $0.3 million lower employee related costs and $0.1 million lower oil disposal costs. Repairs and maintenance expenses can fluctuate period to period depending on the nature and timing of required repairs and the type and volume of water disposed at each facility. The decrease in repairs and maintenance is attributable to lower water volumes, in particular flowback volumes associated with drilling activity, as well as the occurrence of some large expenditures in the third quarter of 2014. In response to lower volumes and prices, we have redeveloped labor schedules across our facilities which has resulted in lower total labor costs. In addition to the schedule adjustments, we are no longer incurring labor costs for two facilities that we previously managed. The lower oil disposal costs are directly attributable to the decline in oil barrels sold.

Gross margin.   The decrease in gross margin is mainly caused by lower water disposal revenues, offset in part, by lower costs of services from 2014 to 2015. The gross margin percentage remained relatively consistent from period to period.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the fourth quarter of 2014.

Impairments. During the third quarter of 2015, the Partnership recorded impairments of long lived assets of $5.6 million associated with a decline in revenues and operating income at four of its SWD facilities.

Operating income (loss).   The decline in segment operating income of $6.8 million is primarily related to impairments of $5.6 million and a reduction in revenues, offset in part, by lower costs of services and depreciation, amortization and accretion.

The following table summarizes the operating results of the W&ES segment for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$11,704		$17,223		$(5,519)	(32.0)%
Costs of services	4,897		6,532		(1,635)	(25.0)%
Gross margin	6,807	58.2%	10,691	62.1%	(3,884)	(36.3)%

General and administrative	2,522	21.5%	2,229	12.9%	293	13.1%
Depreciation, amortization and accretion	1,967		2,814		(847)	(30.1)%
Impairments	5,567		-		5,567
Operating income	$(3,249)	(27.8)%	$5,648	32.8%	$(8,897)	(157.5)%

Operating Data
Total barrels of saltwater disposed	14,532		14,205		327	2.3%
Average revenue per barrel disposed (a)	$0.81		$1.21		$(0.41)	(33.6)%
Revenue variance due to barrels disposed					$396
Revenue variance due to revenue per barrel					$(5,915)

(a)      Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed. Per barrel oil prices were approximately 50% lower in 2015 compared to 2014.

Revenues.   The $5.5 million decrease in revenues is due to a $5.9 million decrease attributable to a decline in the average revenue per barrel disposed, offset by a $0.4 million increase related to the number of barrels of saltwater disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues, lower average pricing for our disposal services and lower management fee revenue. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as the significant decline in oil prices from the prior year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the decline in oil prices. Management fee revenues were negatively impacted by a reduction in the number of facilities that we manage for third parties. Total barrels of saltwater disposed increased primarily due to increased volumes in our Bakken facilities. The increased Bakken volumes are driven primarily by the addition of an additional SWD facility in December 2014.  The increase in Bakken disposal activity was partially offset by a decline in our Permian volumes attributable to decreased drilling activity and increased competition near our facilities.

Costs of services.  Costs of services declined due primarily to $0.7 million in repairs and maintenance costs, $0.6 million lower employee related costs and $0.4 million lower oil disposal costs. Repairs and maintenance expenses can fluctuate period to period depending on the nature and timing of required repairs and the type and volume of water disposed at each facility. The decrease in repairs and maintenance is attributable to lower water volumes, in particular flowback volumes associated with drilling activity, as well as the occurrence of some large, non-recurring expenditures in 2014. Lower employee costs are directly attributable to an initiative to lower costs by changing schedules at our facilities and due to reductions in staff associated with the loss of two management fee contracts. The revised schedule has resulted in lower overtime costs and reduced employee coverage during overnight hours. The lower oil disposal costs are directly attributable to the decline in oil barrels sold and a new vendor in North Dakota offering better pricing.

Gross margin.  The decrease in gross margin is mainly caused by lower revenues, partially offset by lower costs of services. The gross margin percentage also declined, due primarily to the decreased revenues.

  General and administrative expense. General and administrative expenses increased from year to year due primarily to incremental costs allocated from our general partner under our omnibus agreement, including equity based compensation expense that was previously not separately allocated to our segments.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the fourth quarter of 2014.

Impairments. During the third quarter of 2015, the Partnership recorded impairments of long lived assets of $5.6 million associated with a decline in revenues and operating income at four of its SWD facilities.

Operating income (loss).  The decline in segment operating income of $8.9 million is primarily related to impairments recorded in the third quarter of 2015, as well as a reduction in revenues, offset in part, by lower costs of services and depreciation, amortization and accretion.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), plus interest expense, income tax expense, depreciation, amortization and accretion expenses, impairments, equity based compensation expense, adjusted for other non-recurring items.  Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations.  Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA should not be considered an alternative to net income (loss).  Because Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to a similarly titled measure of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA and a reconciliation of net cash provided by operating activities to Adjusted EBITDA, as applicable, for each of the periods indicated.

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net Income	$(1,640)	$5,097	$3,045	$13,543
Add:
Interest expense	1,623	795	4,070	2,352
Depreciation, amortization and accretion	1,663	1,621	4,492	4,847
Impairments	5,567	-	5,567	-
Income tax expense	89	413	371	654
Non-cash allocated expenses	-		183
Offering costs	-		-	446
Equity based compensation	296		828
Adjusted EBITDA	$7,598	$7,926	$18,556	$21,842

Adjusted EBITDA attributable to non-controlling interests	379	2,658	966	6,386
Adjusted EBITDA attributable to partners	$7,219	$5,268	$17,590	$15,456

Adjusted EBITDA attributable to general partner (a)	-	-	-	1,651
Adjusted EBITDA attributable to limited partners	$7,219	$5,268	$17,590	$13,805

(a) Adjusted EBITDA attributable to general partner for the nine months ended September 30, 2014 represents activity prior to the Partnership's IPO.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Cash flows provided by operating activities	$22,193	$10,172
Changes in trade accounts receivable, net	(769)	1,539
Changes in prepaid expenses and other	478	1,185
Changes in accounts payable and accrued liabilities	(8,635)	(8,854)
Change in income taxes payable	167	15,517
Gain (loss) on asset disposal	1,001	(3)
Equity earnings in investee company (less distributions received)	31	16
Offering costs	-	446
Equity-based compensation	-	(594)
Interest expense (excluding non-cash interest)	3,662	1,787
Income tax expense (excluding deferred tax benefit)	428	631
Adjusted EBITDA	$18,556	$21,842

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At September 30, 2015, our sources of liquidity included:

●	cash generated from operations, which resulted in $25.7 million in cash on the balance sheet at September 30, 2015;

●

available borrowings under our Credit Agreement of $59.1 million at September 30, 2015 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●

issuance of equity and/or debt securities.  The Partnership filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which the Partnership may issue in any combination of equity or debt securities from time to time in one or more offerings.

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

 We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital requirements and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (c)
		(in thousands)

May 15, 2014 (a)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015 (b)	0.406413	4,809	3,092
Total 2015 Distributions (through November 13, 2015)	1.625652	19,232	12,284

Total Distributions (through November 13, 2015) since IPO	$2.730298	$32,296	$20,580

(a)    Distribution was pro-rated from the date of our IPO through March 31, 2014.

(b)    Third quarter 2015 distribution was declared and paid in the fourth quarter of 2015.

(c)    Approximately 64.3% of the Partnership's outstanding units at September 30, 2015 are held by affiliates.

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

At September 30, 2015 and December 31, 2014, outstanding borrowings under the credit agreement totaled $140.9 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $52.0 and $50.0 million at September 30, 2015 and December 31, 2014, respectively. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $88.9 million and $27.6 million at September 30, 2015 and December 31, 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the credit agreement.  Generally, the interest rate on credit agreement borrowings ranged between 2.68% and 4.09% for the nine months ended September 30, 2015 and 2.65% and 3.50% for the nine months ended September 30, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended September 30, 2015 and 2014 was $1.5 million and $0.5 million, respectively, including commitment fees. Interest paid during the nine months ended September 30, 2015 and 2014 was $3.3 million and $1.7 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our credit agreement) of not less than 3.0 to 1.0.  At September 30, 2015, our total adjusted leverage ratio was 2.55 to 1.0 and our interest coverage ratio was 6.05 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We expect to remain in compliance with all or our financial debt covenants throughout the next twelve months.

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

On May 4, 2015, the Partnership and the Partnership’s lenders entered into Amendment No. 2 to the Credit Agreement (“Amendment”), which amended the Credit Agreement to, among other matters, (i) allow each of Tulsa Inspection Resources – Canada ULC and Foley Inspection Services ULC to join the Credit Agreement as an additional borrower under the Credit Agreement, and (ii) amend certain other provisions of the Credit Agreement as more specifically set forth in the Amendment.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014.

	Nine Months ended September 30,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$22,193	$10,172
Net cash used in investing activities	(63,673)	(471)
Net cash provided by (used in) financing activities	47,310	(11,334)
Effect of exchange rates on cash	(910)	(363)
Net increase (decrease) in cash and cash equivalents	$4,920	$(1,996)

Net cash provided by operating activities.   The increase of $12.0 million from 2014 to 2015 is primarily attributable to favorable changes in working capital, including a non-recurring charge of $15.9 million relating to cash taxes paid in the first quarter of 2014 due to the TIR Entities conversion from corporate status to pass-through status for income tax purposes, an increase in other working capital items of $2.2 million (mostly trade accounts receivable), an increase in impairments of $5.6 million, offset by gains on asset disposals of $1.0 million and a decrease in net income of $10.5 million.

Net cash used in investing activities.   Investing activity for 2015 is primarily attributable to the acquisition of the 49.9% interest in the TIR Entities not previously held by the Partnership of $52.6 million effective February 1, 2015, the acquisition of Brown for $10.4 million (net of cash) effective May 1, 2015 and $1.7 million for the acquisition of property and equipment, offset by gains on asset disposals of $1.0 million.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities in 2015 relates to borrowings under our Credit Facility of $63.3 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities and the acquisition of the 51% ownership interest in Brown, offset by partnership distributions totaling $16.0 million. Proceeds received from our IPO of $80.2 million in 2014 were distributed to Holdings II and partnership distributions in 2014 totaled $11.1 million.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities.  PIS requires limited capital expenditures; primarily purchases of office equipment and small amounts of field equipment.  IS also has capital needs for heavy equipment in order for it to perform hydrostatic testing procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, work overs, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace downhole tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations.  Maintenance capital expenditures for the three and nine months ended September 30, 2015 were $0.1 million and $0.4 million, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2014.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term.  Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties, the construction or development of additional SWD facility capacity or pipelines, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our PIS and PI pipeline inspection businesses.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.  Expansion capital expenditures for the three and nine months ended September 30, 2015 were $0.3 million and $1.7 million, respectively.  Expansion capital expenditures for the three and nine months ended September 30, 2014 were $0.1 million and $0.5 million, respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available.  We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

Borrowings under our Credit Agreement previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2014 have increased $63.3 million to $140.9 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities and the acquisition of the 51% ownership interest in Brown. Additionally, Brown has long-term office and other lease obligations totaling $0.4 million, payable through calendar year 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet or hedging arrangements.

Critical Accounting Policies

There have been no significant changes to our accounting policies since December 31, 2014.  Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, containing our amended Consolidated Financial Statements, and our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of these policies.

Recent Accounting Standards

There have been no new accounting standards applicable to the Partnership that have been adopted during 2015.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership was originally required to comply with this ASU beginning in 2017.  However, in August, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017. We are currently evaluating the financial impact of this ASU on the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

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

In June 2015, the FASB issued ASU 2015-10 – Technical Corrections and Improvements. The amendments in this update represent changes to clarify the Accounting Standards Codification (“ASC”), or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to the Partnership. Specifically, as it relates to the Partnership, for nonrecurring fair value measurements estimated at a date during the reporting period other than the end of the reporting period, we are required to clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was determined. The effective date of this guidance varies based on the amendments in the ASU, however, the fair value portion of the ASU referred to above is effective upon its issuance.

Business Combinations – ASU 2015-16 was issued by the FASB in September 2015. Essentially, the amendments in the ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will require the Partnership to disclose, by line item, current period earnings adjustments to amounts that otherwise would have been recorded in previous reporting periods as if the adjustment(s) had been recognized as of the acquisition date beginning with fiscal periods after December 15, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2015, two of our management services customers (under common ownership) initiated a civil action in the District Court for the Northwestern Judicial District of the State of North Dakota against CES LLC. The customers claim that CES LLC breached the management agreements and interfered with their business relationships, and seek to rescind the management agreements and recover any damages. The customers initiated this lawsuit upon dismissal from federal court due to lack of jurisdiction of CES LLC’s lawsuit against the customers seeking to enforce the management agreements. CES LLC subsequently filed an answer and counterclaims, as well as a third party complaint against the principal of the customers, seeking to enforce the management agreements and other injunctive relief, as well as monetary damages.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on November 13, 2015.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer