Form 10-K
period 2015-12-31
Cypress Energy Partners, L.P.
filed 2016-03-23
CIK 1587246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1 934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s Common Units Representing Limited Partner Interests held by non-affiliates computed by reference to the price at which the limited partner units were last sold as of June 30, 2015 was $69,085,578.

As of March 23, 2016, the registrant had 5,923,975 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS   INCORPORATED   BY   REFERENCE:     N O N E

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

●

“TIR Entities” refer collectively to TIR LLC and its subsidiary; TIR Holdings and its subsidiaries and TIR-NDE, all of which were 50.1% owned by CEP LLC from our IPO until February 1, 2015, at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

●	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR-Foley” refers to Foley Inspection Services ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

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

Overview

The Partnership is a Delaware limited partnership formed on September 19, 2013 to become a diversified Partnership serving energy companies throughout North America.  We currently provide independent pipeline inspection and integrity services to producers and pipeline companies and water and environmental services with SWD facilities to U.S. onshore oil and natural gas producers and trucking companies.  On January 21, 2014, we completed the IPO of our limited partner common units.  As part of the transaction, affiliates of Holdings, conveyed an aggregate 50.1% interest in the TIR Entities in exchange for an aggregate 15.7% ownership in the Partnership.  Affiliates of Holdings held the remaining 49.9% interest in the TIR Entities that was acquired by the Partnership effective February 1, 2015.  As a result, the Partnership now owns 100% of the TIR Entities.

Our business is currently organized into three reportable segments:  (1) Pipeline Inspection Services (“PIS”), (2) Integrity Services (“IS”) and (3) Water and Environmental Services (“W&ES”).  We also have a number of other lines of business in our IRS private letter ruling (“PLR”) that would allow us to further diversify our business activities and lines of business serving the energy industry.

Through the PIS segment, we provide independent inspection services to various energy, public utility and pipeline companies in both the United States and Canada.  Inspectors in this segment perform a variety of inspection services on midstream pipelines, midstream assets and infrastructure, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Results in this segment are driven primarily by the number and type of inspectors performing services for our customers and the fees they charge for those services, which depend on the nature and duration of the project. PIS is mainly comprised of the historical operations of the TIR Entities.

The IS segment primarily provides hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies of newly constructed and existing natural gas and petroleum pipelines. Field personnel in this segment perform various integrity services on newly constructed and existing oil and natural gas pipelines. Results in this segment are driven primarily by the number and skill level of field personnel performing the integrity services, size and length of the pipelines inspected, the complexity of services provided, the utilization of our equipment and the nature and duration of the projects, typically based on fixed bid agreements with customers. The IS segment is mainly comprised of the historical operations of Brown.

W&ES provides SWD services to oil and natural gas producers and trucking companies and consists of the operations of CEP LLC, which owns and operates eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas.  We generate revenue by treating produced water and flowback water and injecting the water into our SWD facilities.  Results are driven primarily by the volume of water injected into our SWD facilities and the fees charged related to these services.  These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  Our SWD facilities currently utilize specialized equipment, full-time attendants, and remote monitoring to minimize downtime and increase efficiency for peak utilization and are located in close proximity to existing producing wells and expected future drilling sites, making our SWD facilities economically attractive to our current and future customers.  These facilities also contain oil skimming processes that remove any remaining oil from flowback and produced water that has been delivered to the sites.  We then generate revenue by selling the residual oil recovered from the water treatment process.  In addition to the ten SWD facilities owned by CEP LLC, our consolidated subsidiary, CES LLC, provides management and staffing services for an additional SWD facility in the Bakken Shale region, pursuant to a management agreement.  CES LLC also owns a 25% member interest in the managed well.   The W&ES segment is directly tied to oil and gas activity and is impacted by lower commodity prices and newly completed oil and gas wells.

Our Relationship with Cypress Energy Holdings, LLC

All of the equity interests in our general partner are owned by Holdings, which is owned by Charles C. Stephenson, Jr., various family trusts, a company controlled by our Chairman, Chief Executive Officer and President, Peter C. Boylan III and Henry Cornell.  Holdings’ owners bring substantial industry relationships and specialized, value-creation capabilities that we believe will continue to benefit us.  Mr. Stephenson has over 50 years of experience as a leader in the oil and natural gas industry.  He was the founder, Chairman and Chief Executive Officer of Vintage Petroleum prior to its sale to Occidental Petroleum in 2006 and is currently the Chairman of Premier Natural Resources, a private oil and natural gas exploration and production company that he co-founded.  Mr. Boylan has extensive executive management experience with public and private companies and also has extensive public company directorship experience.  As the owners of our general partner and the direct or indirect owners of approximately 64.6% of our outstanding limited partner interests, Holdings and its affiliates have a strong incentive to support and promote the on-going successful execution of our business plan.

Business Strategies

Our principal business objective is to build a diversified Partnership serving energy customers that will allow us, over time, to incrementally increase the quarterly cash distributions that we pay to our unitholders. We expect to achieve this objective through the following business strategies:

● Capitalize on compelling industry fundamentals.

●

PIS.  We intend to continue to position ourselves as a trusted provider of high quality inspection services, as we believe the pipeline inspection services market offers attractive long-term growth fundamentals.  Over the last few years, new laws have been enacted in the U.S. that, in the future, will require operators to undertake more frequent and more extensive inspections of their pipeline assets.  These requirements are independent and not tied to the current state of the oil and gas industry as a whole.  Additionally, a significant portion of the pipeline infrastructure in North America was installed decades ago and is therefore more susceptible to failure and requires more frequent inspections.  We believe that increasingly stringent U.S. federal and state laws and regulations and aging pipeline infrastructures will result in increased need for inspection and integrity services and higher demand for independent, third-party inspectors capable of navigating these complicated requirements. The current energy downturn has impacted our customers.  However, most of our clients are investment–grade, well-capitalized companies that have long lead time projects requiring our services in addition to the ongoing maintenance and integrity work on their aging pipelines.  Our business is not immune to the downturn, however, we believe that we can continue to grow organically by acquiring new customers and additional work from existing customers.  We continue to grow our business development team to pursue these opportunities.

●

IS.  Effective May 1, 2015, we acquired Brown, effectively our Integrity Services business segment. We remain cautiously optimistic about this acquisition and the potential synergies that may develop between this segment and other current customers of the Partnership, as well as the growth and nurturing of the historical, ongoing IS business. It is our intent to capitalize on the solid structure and reputation of Brown and assist in expanding the geography of our IS business.

●

W&ES.  We believe that the on-going water and environmental services market will continue to offer long-term growth fundamentals and we intend to maintain our position as a high quality operator of SWD facilities despite the recent downturn in the oil and gas industry as a whole.  We plan to focus on pipeline opportunities with E&P companies that will secure water for our SWD facilities.  Regulations continue to increase and we have proven to our customers that we are a trusted and dependable service provider.  Increasingly, we are seeing E&P companies have their central procurement and Environment, Health and Safety ("EHS") groups inspect our SWD facilities.  This trend should benefit our Partnership.  Although the oil and gas industry can be cyclical in nature (as is evidenced by the current downturn), our current business strategy is such that 75% - 80% of our treated water is derived from existing wells.  Although new drilling activity is currently curtailed and commodity oil prices have declined significantly, our focus will remain on the produced water that is generated for the life of an oil and gas well.  With curtailed drilling activity and depressed oil prices, a portion of W&ES will suffer declines in volumes and pricing until the market rebounds leading to additional drilling and completions that, in turn, generate new produced water for the life of those newly completed oil and gas wells.  We intend to capitalize on the continued demand for removal, treatment, storage and disposal of flowback and produced water by positioning ourselves as a trusted, dependable provider of safe, high-quality water and environmental services to our energy customers.

●

Optimize existing SWD assets.   The average age of our SWD facilities was 3.3 years at the end of 2015.  We estimate that we utilized approximately 45% of the aggregate annual capacity of these facilities for the year ended December 31, 2015.  Our permitted capacity is much higher than our estimated capacity.  We are seeking to increase the utilization of our existing SWD facilities by attracting new volumes from existing customers and by developing new customer relationships, including pipelines.  In 2012, only one pipeline was directly connected to our SWD facilities.  Today we have six pipelines connected to our facilities.  Because many of the costs of constructing and operating an SWD facility are either upfront capital costs or fixed costs, we expect that increased utilization of our existing SWD facilities over time will lead to increased gross margin and operating cash flow in W&ES.  The downturn in the energy industry will continue to place pressure on both the volumes we process and the prices we are able to charge for our services.

●

Increase the number of pipelines connected to our SWD facilities.  As more oil and natural gas producers focus on improving operational safety and reducing liability, carbon footprint, road damage and the total transportation cost associated with trucking saltwater, we anticipate that they will increasingly prefer to utilize pipeline systems to transport their saltwater directly to SWD facilities.  We intend to purchase or construct, whether alone or in joint ventures, saltwater pipeline systems that connect producers to our SWD facilities or newly developed SWD facilities.  We continue to focus on increasing pipeline water delivered to our facilities.  Our 2015 pipeline water volumes increased 67% from 2014.  As a percentage of total water volume, pipeline water was 17% in 2014 and was 30% of total water volume in 2015.  We will continue to focus on these potential pipeline opportunities.

●

Leverage customer relationships in our business segments.  We intend to pursue new strategic development opportunities with oil and natural gas producing customers that increase the utilization of our assets and lead to cross-selling opportunities between our business segments.  Many customers of W&ES also own gathering systems, storage facilities, gas plants, compression stations, and other pipeline assets to which we can offer pipeline inspection and integrity services.  In North Dakota, new inspection rules have been proposed in the legislature that may benefit PIS and IS.  In addition, we intend to enhance our relationships with our customers in PIS by broadening the services we provide, including expanding our ultrasonic nondestructive examination services.  By cross-selling our service offerings and adding complementary service offerings, we believe that we can further integrate into our customers’ operations and increase our profitability and distributable cash flow.

●

Pursue strategic, accretive acquisitions.  We intend to pursue accretive acquisitions that will complement the Partnership.  Our business segments operate in industries that are fragmented, giving us the opportunity to make strategic and accretive acquisitions.  We exercised discipline throughout 2014 and 2015 and avoided overpaying for acquisitions.  We remain optimistic that good acquisition opportunities are currently present or will present themselves in the near future.  We plan to expand W&ES by seeking water and solid acquisition opportunities in existing and additional high-growth resource plays throughout the U.S. that will diversify our customer base with a particular focus on pipeline opportunities directly with E&P customers.  In addition, provided certain opportunities fit with our strategic plan of expanding our business (like the addition of our IS segment), we intend to grow PIS and IS by acquiring other strategic pipeline service companies that will allow us to broaden the suite of services we offer our existing customer base.  In addition, we expanded our PIS ownership in February 2015 by acquiring the remaining 49.9% of the TIR Entities not previously owned by the Partnership.

Our Business Segments

Our business is currently operated in three reportable segments:  (1) Pipeline Inspection Services (“PIS”), (2) Integrity Services (“IS”) and (3) Water and Environmental Services (“W&ES”).  Our IRS private letter ruling (“PLR”) also includes other lines of business.  Our long-term goal continues to be focused on diversifying the Partnership into other attractive lines of business including, but not limited to, traditional midstream activities, production chemicals, remote monitoring of energy infrastructure, etc. in addition to the continued expansion and build out of our segments. For information relating to revenues from external customers, operating income and total assets for each segment, refer to “Note 14 – Segment Disclosures” of our Consolidated Financial Statements included in “Item 8. – Financial Statements and Supplementary Data.”

PIS

Overview.  We believe that PIS is a leading provider of independent inspection services to the pipeline industry.  We provide services for pipelines, gathering systems, local distribution systems, equipment and facilities to our well established customer base.  We provide inspection to oil and natural gas producers, public utility companies and other pipeline operators that are required by law to inspect their gathering systems, storage facilities, infrastructure, distribution systems and pipelines.  Our approximately 85 pipeline inspection and integrity customers include oil and natural gas producers, pipeline owners and operators and public utility companies throughout North America.  For the years ended December 31, 2015 and 2014 and for the period from June 26, 2013 through December 31, 2013, our Canadian operations generated less than $0.1 million, $0.6 million and $0.1 million, respectively, of the operating income attributable to PIS, representing less than 5% of the total PIS operating income in those years. Total long-lived assets located in Canada attributable to PIS as of December 31, 2015, 2014 and 2013 were $5.7 million, $2.5 million and $4.8 million, respectively.

PIS offers independent inspection services for the following facilities and equipment:

●	Transmission pipelines (oil, gas and liquids);

●	Oil and natural gas gathering systems;

●	Pump and compressor stations;

●	Storage facilities and terminals; and

●	Gas distribution systems.

Operations. Oil and natural gas producers, public utility companies and other pipeline operators are required by federal and state law and regulation to inspect their pipelines and gathering systems on a regular basis in order to protect the environment and ensure the public safety. At the beginning of an engagement, our personnel meet with the customer to determine the scope of the project and related staffing needs.  We then develop a customized, detailed staffing plan utilizing our proprietary database of more than 12,000 professionals.  Our inspectors have significant industry experience and are certified to meet the qualification requirements of both the customer and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  As the industry continues to adopt new technology, demand has increased for inspectors with greater technical skills and computer proficiencies.  Our customers require inspectors to undergo specific training prior to performing inspection work on their projects.  We utilize the National Center for Construction Education and Research and Veriforce training curricula to train and evaluate employees, along with other resources.  In addition to assignment-specific training, welding inspectors and coating inspectors also must meet special certification requirements.  During the years ended December 31, 2015 and 2014 and the period from June 26, 2013 through December 31, 2013, we employed or engaged an average of 1,392, 1,535 and 1,706 inspectors, respectively, in the U.S. and Canada.  Through CF Inspection, a nationally approved Diverse Business Enterprise (woman-owned business), in which we own a 49% interest, we intend to provide services to current and future customers, including public utilities that have incentives to contract with minority and other diverse business enterprises.

Our scope of services include the following:

●	Project coordination (construction or maintenance coordination for in-line pipeline inspection projects);

●	Staking services (marking a dig site for surveyed anomalies);

●	Pig tracking services (mapping and tracking of third-party pipeline cleaning and inspection units, called pigs);

●	Maintenance inspection (third-party pipeline periodic inspection to comply with PHMSA regulations);

●	Construction inspection (third-party new construction inspection / oversight on behalf of owner);

●	Ultrasonic nondestructive examination services (using high-frequency sound waves to detect pipeline imperfections); and

●	Related data management services.

IS

Overview. The IS segment provides hydrostatic testing and related services to the pipeline industry, including major natural gas and petroleum companies, as well as pipeline construction companies. We focus on helping our customers meet regulatory pipeline integrity requirements. The company’s primary emphasis is on recurring hydrostatic testing projects required to maintain compliance with state and federal regulations. We perform all aspects of pipeline hydrostatic testing including filling, pressure testing, and dewatering. Unique test conditions, such as ultra-high pressure tests and pneumatic or nitrogen testing, are performed on a routine basis as well. We provide services on newly constructed and existing natural gas and petroleum pipelines.

Operations. Oil and natural gas producers, midstream operators, public utility companies and other pipeline operators are required by federal and state law to perform routine maintenance on their pipelines and gathering systems on a regular basis. In addition, operators and or pipeline construction companies are required to integrity-test newly constructed pipelines prior to placing them in service. In the IS segment, we contract directly with pipeline owners or with pipeline construction companies to provide testing services. We own and operate our own fill and testing equipment, including specially designed test trailers. We use a range of fill and pressure equipment to accommodate projects of various sizes. The segment averages approximately 30 to 35 field technicians performing the testing services.

W&ES Segment

Overview.  Through W&ES, which specializes in water and environmental services, we own and operate ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  One of the North Dakota facilities was acquired effective December 1, 2014 and is connected to a pipeline with a large public E&P company’s production.  In addition to owning and operating the ten SWD facilities, we manage another SWD facility which is 25% owned by CES LLC that we built for third parties in the Bakken Shale region.  W&ES is comprised of the operations of CEP LLC and its Predecessor.

Operations.  W&ES currently generates revenue by providing the following services:

●

Flowback water management.  We dispose of flowback water produced from hydraulic fracturing operations during the completion of oil and natural gas wells.  Fracturing fluids, including a significant amount of water, are originally injected into the well during the completion process and are partially recovered as flowback water.  When it is removed, this flowback water contains salt, chemicals and residual oil.  The drilling and completion phase typically occurs during the first 30 to 90 days following commencement of production of the life of a well.  The oil and natural gas producer typically either transports the flowback water to one of our SWD facilities via pipeline or by truck or contracts with a trucking company for transport.  Once the water is received at the SWD facility, we treat the water through a combination of separation tanks, gun barrels and chemical processes, store as necessary prior to injection and then inject into the SWD well at depths of at least 4,000 feet.  Like produced water, we assess the composition of flowback water in our facilities so that we can maximize oil separation and treat the water to maximize the life of our equipment and the wellbore.  We believe our approach to scientifically and methodically filtering and treating the flowback water prior to injecting it into our wells helps extend the life of our wells and furthers our reputation as an environmentally conscious service provider.

●

Produced water management.  We dispose of naturally occurring water that is extracted during the oil and natural gas production process.  This produced water is generated during the entire lifecycle of each oil and natural gas well.  While the level of hydrocarbon production declines over the life of a well, the amount of saltwater produced may decline more slowly or in some cases, may even increase over time.  The oil and natural gas producer separates the produced water from the production stream and either transports it to one of our SWD facilities by truck or pipeline or contracts with a trucking company to transport it to one of our SWD facilities.  Once we receive the water at one of our SWD facilities, we filter and treat the water and then inject it into the SWD well at depths of at least 4,000 feet.  We also maintain the ability to store saltwater pending injection.  All of our existing facilities were constructed using completion techniques consistent with current industry practices.  We periodically sample, test and assess produced water to determine its chemistry so that we can properly treat the water with the appropriate chemicals that maximize oil separation and the life of the wells.

●

Byproduct sales.  Before we inject flowback and/or produced water into an SWD well, we separate the residual oil from the saltwater stream.  We then store the residual oil in our tanks and sell it to third parties.

●

Management of existing SWD facilities.  In addition to the SWD facilities we own or lease, we own CES LLC, a management and development company that manages an additional SWD facility in North Dakota.  Our responsibilities in managing an SWD facility typically include operations, billing, collections, insurance, maintenance, repairs and, in some cases, sales and marketing.  We are compensated for management of this facility generally based on the gross revenue of the facility.

The majority of our disposed saltwater volumes are derived from produced water that is generated throughout the life of the oil or natural gas well.  For the years ended December 31, 2015, 2014 and 2013, produced water represented approximately 93%, 82% and 75%, respectively, of our total barrels of disposed water.  This differentiates us from many competitors that focus on flowback and the associated skim oil revenue.  As a region matures and the predominant activity shifts from drilling and completion of wells to production, our facilities continue to experience demand for ongoing processing of waste produced over the life of the wells.

Each of our SWD facilities are open 365 days per year.  Our locations in North Dakota currently include onsite offices and sleeping quarters for our employees while they are on call.  In Texas, we have an office and housing for management at our Pecos, Texas facility.  We supplement our operations with various automated technologies to improve their efficiency and safety.  We have installed 24-hour digital video monitoring and recording systems at each facility.  These systems allow us to track operations and unloading as well as identifying the identity of customers at our facilities.  We believe that our commitment to operating our facilities with sophisticated technology and automation contributes to our enhanced operating margins and provides our customers with increased safety and regulatory compliance.  We anticipate that more of our SWD facilities will be run through technological automation with off-site monitoring and control. Our facilities have been inspected and approved by several of our public E&P companies that have stringent approval standards and field audits performed by their EHS groups.

The amount of saltwater disposed in our SWD facilities decreased 0.2 million barrels for the year ended December 31, 2015 to 18.9 million barrels as compared to the year ended December 31, 2014 due primarily to increased competition, as well as decreased oil and gas well activity in the regions we serve. The volume of saltwater decreased slightly from 19.7 million barrels for the year ended December 31, 2013 to 19.1 million barrels for the year ended December 31, 2014, a decline of approximately 3%, driven primarily by increased competition.   Numerous new facilities opened during 2014 that competed for business with our locations.

As of December 31, 2015, we had an aggregate of approximately 115,000 barrels of maximum daily disposal capacity in the following SWD facilities, all of which were built using completion techniques consistent with current industry practices and utilizing well depths of at least 5,000 feet with injection intervals beginning at least 4,000 feet beneath the surface.  Our permitted capacity is much higher.

Location	County	In-service Date	Leased or Owned (3)
Tioga, ND	Williams	June 2011	Owned
Manning, ND	Dunn	Dec. 2011	Owned
Grassy Butte, ND	McKenzie	May 2012	Leased
New Town, ND (1)	Mountrail	June 2012	Leased
Pecos, TX (1)	Reeves	July 2012	Owned
Williston, ND	Williams	Aug. 2012	Owned
Stanley, ND	Mountrail	Sept. 2012	Owned
Orla, TX (1)	Reeves	Sept. 2012	Owned
Belfield, ND	Billings	Oct. 2012	Leased
Watford City, ND (2)	McKenzie	May 2013	Leased
Arnegard, ND (1)	McKenzie	August 2014	Leased

(1)	Currently receives piped water.
(2)	We own a 25.0% non-controlling interest in this SWD facility.
(3)	Certain SWD facilities are constructed on land leased under long term arrangements.

Principal Customers

PIS

Customers of PIS are principally oil and natural gas producers, pipeline owners and operators and public utility or local distribution companies with infrastructure in North America.  During the years ended December 31, 2015, 2014 and 2013, PIS had approximately 85 customers.  The five largest customers in this segment generated approximately 58%, 65% and 71% of our segment revenue for the years ended December 31, 2015 and 2014 and for the period from June 26, 2013 through December 31, 2013, respectively.  For the years ended December 31, 2015 and 2014, we had three customers that individually accounted for more than 10% of segment revenues.  For the period from June 26, 2013 through December 31, 2013, two pipeline inspection services customers accounted for more than 10% of our segment revenue.

IS

IS customers are primarily pipeline construction companies and in some instances, the pipeline owners. During the period from May 1, 2015 (acquisition date) through December 31, 2015, we had 61 customers. Our ten largest customers in terms of revenue generated approximately 70% of our total segment revenue. We had two customers that each generated 10% or more of the total segment revenues.

W&ES

W&ES customers are oil and natural gas exploration and production companies, including majors and independents, trucking companies and third-party purchasers of residual oil operating in the regions that we serve.  In the years ended December 31, 2015, 2014 and 2013, we had approximately 178, 206 and 228 customers, respectively, in W&ES.  Our ten largest customers generated approximately 62%, 60% and 55% of W&ES revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  For the years ended December 31, 2015 and 2014, there was one customer that generated 10% or more of W&ES revenue. There were no customers for the year ended December 31, 2013 that generated 10% or more of W&ES segment revenues.

Competition

PIS

The pipeline inspection business is highly competitive.  PIS’ competition consists primarily of three types of companies: independent energy inspection firms, engineering and construction firms, and diversified inspection service firms.  Diversified inspection firms may inspect, for example, electric and nuclear facilities in addition to pipelines.  We believe that the principal competitive factors in our business include gaining and maintaining customer approval to service their pipelines and gathering systems, the ability to recruit and retain qualified experienced inspectors with multiple skills and non-destructive examination experience, safety record, insurance, the level of inspector training provided, reputation, dependability of services, customer service and price.

IS

The pipeline integrity services business is highly competitive. We believe that the principal competitive factors in our business are customer service and price. Our competition consists primarily of smaller regional integrity firms.

W&ES

The oilfield waste treatment, water and environmental services, and disposal business is highly competitive with relatively low entry barriers.  During 2014, competitors opened a number of new locations around our existing facilities based upon anticipated new drilling activity prior to a downturn in the oil and gas industry beginning in November 2014.  Our competition consists primarily of smaller regional companies that utilize a variety of disposal methods and generally serve specific geographical markets.  In addition, we face competition from other large oil field service companies that also own trucking operations and our customers, who may have the option of using internal disposal methods instead of outsourcing to us or another third-party disposal company.  We believe that the principal competitive factors in our businesses include gaining and maintaining customer approval of treatment and SWD facilities, location of facilities in relation to customer activity, reputation, safety record, reliability of services, track record of environmental & regulatory compliance, customer service, insurance and price.

Seasonality

PIS

Inspection work varies depending upon the geographic location of our customers.  As we expand our relationships with public utility commissions in California and other locations with moderate climates, the seasonality of our inspection and integrity business is expected to decline.  The third and fourth quarters are historically the most active for our pipeline inspection services as our customers focus on completing projects by year end.  In addition, our Canadian customers use inspection services the most during the fourth and first quarters of the year when the tundra is frozen.  We believe our presence across various regions in the U.S. and our presence in Canada helps mitigate the seasonality of our business.

IS

As most of the work in this segment is currently performed in the southern United States, weather does not create a seasonality issue. However, business has historically been slower in the first calendar quarter, presumably due to the budgeting cycles of our customers.

W&ES

The overall operations and financial performance of our Bakken Shale operations are impacted by seasonality.  The volume of saltwater that we handle in the Bakken Shale region of the Williston Basin in North Dakota tends to be lower in the winter due to heavy snow and cold temperatures, and in the spring due to heavy rains and muddy conditions that may lead to road restrictions and weight limits that can impact business.  The amount of residual oil is also less prevalent and more difficult to separate from the saltwater during the winter months when the outside temperature is lower.  Seasonality is not typically a major factor in the Permian Basin in west Texas, however, the 2013-2014 winter saw more ice and snow than normal leading to reduced activity as reported by a number of large E&P companies operating in the region.

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

We do not anticipate that compliance with existing environmental and occupational health and safety laws and regulations will have a material effect on our Consolidated Financial Statements.  However, these rules and regulations are constantly evolving, and amendments thereto could result in a material effect on our operations and financial position.  Further, while we may occasionally receive citations from environmental regulatory agencies for minor violations, such citations occur in the ordinary course of our business and are not material to our operations.  However, it is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future.  It is also possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.  Moreover, changes in environmental laws could limit our customers’ businesses or encourage our customers to handle and dispose of oil and natural gas wastes in other ways, which, in either case, could reduce the demand for our services and adversely impact our business.  For example, as a result of regulations issued in March 2014, all waste haulers transporting produced water in North Dakota must possess a valid permit for transporting solid waste from the North Dakota Department of Health to legally transport such waste. Texas already required the same.

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

In the future, we may also accept for disposal solids that are subject to the requirements of the federal Resource, Conservation and Recovery Act, or RCRA, and comparable state statutes.  While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes.  Most Exploration & Production (“E&P”) waste is exempt from stringent regulation as a hazardous waste under RCRA.  None of our facilities are currently permitted to accept hazardous wastes for disposal, and we take precautions to help ensure that hazardous wastes do not enter or are not disposed of at our facilities.  Some wastes handled by us that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes.  For example, in September 2010, a nonprofit environmental group filed a petition with the EPA requesting reconsideration of the RCRA E&P waste exemption.  To date, the EPA has not taken any action on the petition.  If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

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

Safe Drinking Water Act.  Our underground injection operations are subject to the Safe Drinking Water Act, or SDWA, as well as analogous state laws and regulations.  Under the SDWA, the EPA established the Underground Injection Control, or UIC, program, which established the minimum program requirements for state and local programs regulating underground injection activities.  The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water.  State regulations require us to obtain a permit from the applicable regulatory agencies to operate our underground injection wells.  Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.  In addition, storage of residual crude oil collected as part of the saltwater injection process prior to sale could impose liability on us in the event that the entity to which the oil was transferred fails to manage and, as necessary, dispose of residual crude oil in accordance with applicable environmental and occupational health and safety laws.

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

Oil Pollution Act of 1990.  The Oil Pollution Act of 1990, or OPA, as amended, establishes strict liability for owners and operators of facilities that are the site of a release of oil into regulated waters.  The OPA also imposes ongoing requirements on owners or operators of facilities that handle certain quantities of oil, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.  We handle oil at many of our facilities, and if a release of oil into the regulated waters occurred at one of our facilities, we could be liable for cleanup costs and damages under the OPA.

Water discharges.  The federal Water Pollution Control Act, referred to as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters and impose requirements affecting our ability to conduct activities in regulated waters and wetlands.  Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into regulated waters, and permits or coverage under general permits must also be obtained to authorize discharges of storm water runoff from certain types of industrial facilities, including many of our facilities.  The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit.  Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon storage tank spill, rupture or leak.  Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.  We believe that compliance with existing permits and regulatory requirements under the Clean Water Act and state counterparts will not have a material adverse effect on our business.  Future changes to permits or regulatory requirements under the Clean Water Act, however, could adversely affect our business.

Endangered species.  The federal Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats.  Many states also have analogous laws designed to protect endangered or threatened species.

For example, the lesser-prairie chicken was listed as threatened in March 2014, although a district court recently vacated this decision.  Additionally, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the Fish and Wildlife Service is required to make a determination on the listing of more than 250 species as endangered or threatened under the ESA by the end of the Fish and Wildlife Service’s 2017 fiscal year.

Although current listings have not had a material impact on our operations, the designation of previously unidentified endangered or threatened species under the ESA or similar state laws could limit our ability to expand our operations and facilities or could force us to incur material additional costs.  Moreover, listing such species under the ESA or similar state laws could indirectly, but materially, affect our business by imposing constraints on our customers’ operations, including the curtailment of new drilling or a refusal to allow a new pipeline to be constructed.

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

Our customers’ operations may be subject to existing and future CAA permitting and regulatory requirements that could have a material effect on their operations.  The EPA recently approved and proposed new CAA rules requiring additional emissions controls and practices for oil and natural gas production wells, including wells that are the subject of hydraulic fracturing operations.  The rules also establish new emission requirements for compressors, controllers, dehydrators, storage tanks, natural gas processing and certain other equipment used in the hydraulic fracturing process.  These rules may increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers.

Climate change.  The EPA has adopted regulations under existing provisions of the federal Clean Air Act, that, for example, require certain large stationary sources to obtain Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for GHG emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was expanded in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. Additionally, the U.S. Congress has in the past considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs.  In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. The EPA and other federal and state agencies have also acted to address greenhouse gas emissions in other industries, most notably coal-fired power generation, and as a result could attempt in the future to impose additional regulations on the oil and natural gas industry.

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

At the federal level, the SDWA regulates the underground injection of substances through the UIC program and generally exempts hydraulic fracturing from the definition of “underground injection.”  The U.S. Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process.

Federal agencies have also asserted regulatory authority over certain aspects of the process within their jurisdiction. For example, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and proposed effluent limitations for the disposal of wastewater from unconventional resources to publicly owned treatment works.  In addition, the U.S. Department of the Interior (“DOI”) published a rule that updates existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water.  This rule has been stayed pending the resolution of various legal challenges.

The EPA is conducting a study of the potential impacts of hydraulic fracturing activities on drinking water. The EPA released a draft of its report for peer review and public comment in 2015.  As part of this study, the EPA requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process.  This study and other studies that may be undertaken by the EPA or other governmental authorities, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.  If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform fracturing.  Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business.  Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

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

Seismic activity.  Several states have acted to address a growing concern that the underground injection of water into disposal wells has triggered seismic activity in certain areas. Some states, including Texas, have promulgated rules or guidance in response to these concerns.  In Texas, the Texas Railroad Commission (“TRC”) published a final rule in October 2014 governing permitting or re-permitting of disposal wells that will require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or, perhaps, may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs. Additional regulatory measures designed to minimize or avoid damage to geologic formations may be imposed to address such concerns.

Employees

The Partnership does not have any employees.  All of the employees that conduct our business are employed by affiliates of our general partner, but we sometimes refer to these individuals in this report as our employees.  We are managed and operated by the directors and officers of our general partner.  All of our executive management personnel are employees of CEM LLC or another affiliate of Holdings, and devote the portion of their time to our business and affairs that is required to manage and conduct our operations.  As of December 31, 2015, 2014 and 2013, that entity employed 27, 15 and ten people, respectively, who provide direct support for our operations, none of whom are covered by collective bargaining agreements.  Under the terms of our amended and restated omnibus agreement, we reimburse CEM LLC for the provision of various general and administrative services incurred for our benefit, for direct expenses incurred by CEM LLC on our behalf and for expenses allocated to us as a result of our becoming a public entity.  In addition, PIS does not have any employees.  All of the employees that conduct the PIS business do it through CEM TIR, providing the necessary personnel resources to PIS.  PIS employed or engaged 1,002, 1,147 and 1,476 inspectors as of December 31, 2015, 2014 and 2013, respectively, of which 971, 1,131 and 1,397 were employed directly by CEM TIR. The inspectors not employed by CEM TIR are contractors engaged in our Canadian operations. The number of employees in the PIS group vary month to month and project to project.  The Tulsa headquarters group of PIS consists of approximately 70 employees who were also employed by CEM TIR.  Virtually all of our inspector employees are billable to clients and they work in the field on client assets and infrastructure including, but not limited to, pipelines. Our IS segment directly employed 70 individuals at December 31, 2015.

We also had a co-employment relationship between CEM LLC and a third-party management company that employed nine and ten people as of December 31, 2014 and 2013, respectively, working at our SWD facilities in west Texas.  The co-employment arrangement was terminated in January 2015 and all employees are now employed solely by CEM LLC.  There were six people employed by CEM at December 31, 2015 that worked at our Texas facilities. CEM LLC also owns CEM-BO, which provides staff for our North Dakota SWD facility operations.  As of December 31, 2015, 2014 and 2013, CEM-BO employed approximately 28, 39 and 41 employees, respectively.  CEM LLC and CEM-BO have been reimbursed a management fee to compensate them for the cost of the Texas and North Dakota employees, benefits and various other services provided to us.

Insurance Matters

Our customers require that we maintain certain minimum levels of insurance and evaluate our insurance coverage as part of the initial and ongoing approval process they require to use our services to treat and dispose of their waste.  We carry a variety of insurance coverages for our operations.  However, our insurance may not be sufficient to cover any particular loss or may not cover all losses, and losses not covered by insurance would increase our costs.  Also, insurance rates have been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.Also, insurance rates have been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions.

The SWD and the pipeline inspection and integrity businesses can be dangerous, involving unforeseen circumstances such as environmental damage from leaks, spills or vehicle accidents.  To address the hazards inherent in W&ES, our insurance coverage includes business, auto liability, commercial general liability, employer’s liability, environmental and pollution and other coverage.  To address the hazards inherent in PIS and IS, insurance coverage includes employer’s liability, auto liability, employee benefits liabilities, and contractor’s pollution and other coverage.  Coverage for environmental and pollution-related losses is subject to significant limitations and are commonly provided for exclusion on such policies.

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

In order to pay the minimum quarterly distribution of $0.3875 per unit per quarter, or $1.55 per unit on an annualized basis, we will require available cash of approximately $4.6 million per quarter, or $18.3 million per year, based on the number of common and subordinated units outstanding as of March 23, 2016. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

●	the fees we charge, and the margins we realize, from PIS, IS and W&ES;

●	the number and types of projects conducted by PIS and IS and the volume of saltwater handled in W&ES;

●	the amount of residual oil we are able to separate and sell from the saltwater we receive that can be impacted by the quality and price of the oil;

●	the cost of achieving organic growth in current and new markets;

●	our ability to make profitable acquisitions of pipeline inspection and integrity companies and other SWD facilities;

●	the level of competition from other companies;

●	governmental regulations, including changes in governmental regulations, in our industry;

●	prevailing economic and market conditions, including low or volatile commodity prices and their effect on our customers; and

●	weather and natural disasters, lightning, seismic activity, vandalism and acts of terror.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

●	the level of capital expenditures we make;

●	the cost of acquisitions;

●	the level of our operating costs and expenses and the performance of our various facilities, inspectors and staff;

●	our debt service requirements and other liabilities;

●	fluctuations in our working capital needs;

●	our ability to borrow funds and access capital markets;

●	restrictions contained in our debt agreements;

●	the amount of cash reserves established by our general partner; and

●	other business risks affecting our cash levels.

We would not have had sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our units for the year ended December 31, 2013.

We must generate approximately $18.3 million of cash available for distribution to pay the aggregate minimum quarterly distributions for four quarters on all units outstanding as of March 23, 2016. The amount of cash available for distribution that we generated during the year ended December 31, 2013 on a pro forma basis would have been sufficient to pay 100% of the aggregate minimum quarterly distribution on all common units, and 54.2% of the aggregate minimum quarterly distributions on our subordinated units for that period. Our ability to pay the minimum quarterly distribution is subject to various restrictions and other factors described in more detail under “Item 5 – Market for Registration’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities – Our Cash Distribution Policy.” If we are not able to generate additional cash for distribution to our unitholders in future periods, we may not be able to pay the full minimum quarterly distribution or any amount on our common or subordinated units, in which event the market price of our common units may decline materially.

We serve customers who are involved in drilling for, producing and transporting oil and natural gas. Adverse developments affecting the oil and natural gas industry or drilling activity, including sustained low or further reduced oil or natural gas liquids prices, reduced demand for oil and natural gas products, adverse weather conditions, and increased regulation of drilling and production, could have a material adverse effect on our results of operations.

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

The level of activity in the oil and natural gas exploration and production industry in the U.S. has been volatile. According to the Baker Hughes oil and gas drilling rig count, the U.S. weekly aggregate rig count reached an all-time high of 4,530 rigs in December 1981 and a post-1942 low of 488 rigs in April 1999. From January 2010 through February 2015, the aggregate U.S. weekly rig count has remained above 1,220 rigs, reaching a peak of 2,026 rigs in November 2011 and declining to 571 rigs in February 2016. The prices of crude oil and related products has dropped substantially in the fourth quarter of 2014 and have been negatively affected by a combination of factors, including weakening demand, increased worldwide production, the decision by the Organization of Petroleum Exporting Countries to keep production levels unchanged and a strengthening in the U.S. dollar relative to most other currencies. Further downward pressure on commodity prices continued throughout 2015, and we expect continuing low commodity prices through 2016. If crude oil prices do not recover, or take longer to recover than anticipated, exploration and production companies, pipeline owners and operators and public utility or local distribution companies in the regions we conduct our business may reduce capital spending on maintaining their pipelines or oil and natural gas production.  W&ES constitutes approximately 4% and 6% of our revenue for the years ended December 31, 2015 and 2014. Therefore, a continued decrease in drilling activity or hydraulic fracking could have an adverse effect on our financial position, results of operations, demand for services, cash flows or our ability to make cash distributions to our unitholders or required payments on our outstanding debt.

Our customers’ willingness to engage in drilling and production of oil and natural gas depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

●	the supply of and demand for oil and natural gas;

●	the level of prices, and expectations about future prices, of oil and natural gas;

●	the cost of exploring for, developing, producing and delivering oil and natural gas, including fracturing services;

●	the expected rate of decline of current oil and natural gas production;

●	the discovery rates of new oil and natural gas reserves;

●	available pipeline and other transportation capacity;

●	lead times associated with acquiring equipment and products and availability of personnel;

●

weather conditions, including hurricanes, tornadoes, earthquakes, wildfires, drought or man-made disasters that can affect oil and natural gas operations over a wide area, as well as local weather conditions such as unusually cold winters in the Bakken Shale region of the Williston Basin in North Dakota that can have a significant impact on drilling activity in that region;

●	domestic and worldwide economic conditions;

●	contractions in the credit market;

●	political instability in certain oil and natural gas producing countries;

●	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East or other parts of the world;

●

governmental regulations, including income tax laws or government incentive programs relating to the oil and natural gas industry and the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

●	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

●	oil refining capacity and shifts in end-customer preferences toward fuel efficiency;

●	potential acceleration in the development, and the price and availability, of alternative fuels;

●	the availability of water resources for use in hydraulic fracturing operations;

●	public pressure on, and legislative and regulatory interest in, federal, state, and local governments to ban, stop, significantly limit or regulate hydraulic fracturing operations;

●	technical advances affecting energy consumption;

●	the access to and cost of capital for oil and natural gas producers;

●	merger and divestiture activity among oil and natural gas producers; and

●	the impact of changing regulations and environmental and safety rules and policies.

The working capital needs of the PIS segment are substantial, which will reduce our borrowing capacity for other purposes and reduce our cash available for distribution.

PIS has substantial working capital needs throughout the year as we pay the majority of our inspectors on a weekly basis, but typically receive payment from our customers 45 to 90 days after the services have been performed. We intend to make borrowings under our credit facility to fund the working capital needs of PIS, and these borrowings will reduce the amount of credit available for other uses, such as working capital for our water disposal business, acquisitions and growth projects, and increase interest expense, thereby reducing cash available for distribution to our unitholders. Any cash generated from operations used to fund working capital needs will also reduce cash available for distribution to our unitholders. Additionally, if we experience any delays in payment by our pipeline inspection and integrity services customers, we may be subject to significant and rapid increases in our working capital needs that could require us to make further borrowings under our revolving credit facility or impact our ability to pay our minimum quarterly distributions.

Our business is dependent upon the willingness of our customers to outsource their pipeline inspection and integrity service activities and waste management activities.

Our business is largely dependent on the willingness of customers to outsource their pipeline inspection and integrity service activities and the treatment of their water and environmental services. Some pipeline owners and operators currently inspect and perform integrity activities on their own pipeline systems using the same techniques and technologies that we use, as well as others that we currently do not employ. In addition, many oil and natural gas producing companies own and operate waste treatment, recovery and SWD facilities, and some producers recycle saltwater on-site. Most oilfield operators, including many of our customers, have numerous abandoned wells that could be licensed for use in the disposition of internally generated waste and third-party waste in competition with us. Additionally, technologies may be developed that could be used by our customers to recycle saltwater and to recover oil through oilfield waste processing. Our current customers could decide to inspect and perform integrity activities on their own pipeline systems or process and dispose of their waste internally, either of which could have a material adverse effect on our financial position, results of operations, cash flows and our ability to make cash distributions to our unitholders.

Our markets are highly competitive, and competition could adversely impact our financial position, results of operations, demand for services, cash flows or our ability to make required payments on debt outstanding.

We have many competitors in PIS, IS and W&ES. Other companies offer similar pipeline inspection and integrity services or third-party saltwater disposal in our primary markets. Some of our customers also compete with us in the treatment and disposal sector by offering such services to other oil and natural gas companies. Our customers regularly evaluate the best combination of value and price from competing alternatives and new technologies and can move between alternatives or, in some cases, develop their own alternatives with relative ease. This competition influences the prices we charge and requires us to control our costs aggressively and maximize efficiency in order to maintain acceptable operating margins; however, we may be unable to do so and remain competitive on a cost-for-service basis. In addition, existing and future competitors may develop or offer services or new technologies that have pricing, location or other advantages over the services we provide, including a lower cost of capital.

We do not enter into long-term contracts with our customers, which subjects us to renewal or termination risks.

We do not typically enter into long-term contracts with customers. While we frequently operate under master services agreements with customers that set forth the terms on which we will provide services, customers operating under these agreements typically have the ability to terminate their relationship with us at any time at their sole discretion by choosing to not use us to provide pipeline inspection and integrity management services or by ceasing to deliver saltwater to our SWD facilities. Therefore, there is a heightened risk that our customers may decide not to use our inspection and integrity services or dispose of their saltwater through us. The failure of customers to continue to use our services could adversely affect our operations, financial condition, cash flows and ability to make cash distribution to our unitholders.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of, or a material nonpayment by, our key customers could adversely affect our results of operations, financial condition and ability to make cash distributions to our unitholders.

Our ten largest customers generated approximately 71%, 78% and 80% of our consolidated revenue for the years ended December 31, 2015, 2014 and the period from June 26, 2013 through December 31, 2013. There were three customers that accounted for more than 10% of revenues for the years ended December 31, 2015 and 2014; Enbridge Energy Partners, Enterprise Products Partners and Plains All America Pipeline.  For the period from June 26, 2013 through December 31, 2013, Enbridge Energy Partners and Enterprise Products Partners each individually made up more than 10% of consolidated revenues of PIS.  Revenues from these customers resulted from inspection operations, which are activities conducted by our PIS segment.  The loss of all, or even a portion of, the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The credit risks of our concentrated customer base could result in losses.

Many of our customers are oil and natural gas companies that are facing liquidity constraints in light of the current commodity price environment. This concentration of our customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions, we may incur increased exposure to credit risk and bad debts.

Disruptions in the transportation services of trucking companies transporting saltwater could adversely affect our results of operations and cash available for distribution to our unitholders.

We primarily depend on trucking companies to transport saltwater to our SWD facilities. In recent years, certain states, including North Dakota and Texas, and counties have increased enforcement of weight limits on trucks used to transport raw materials on their public roads. Also, as a result of regulations issued in March 2014, all waste haulers transporting produced water in North Dakota must possess a valid permit for transporting solid waste from the North Dakota Department of Health to legally transport such wastes. It is possible that the states, counties and cities in which W&ES conducts its operations may modify their laws to further reduce truck weight limits, or impose curfews or other restrictions on the use of roadways. Such legislation and enforcement efforts could result in delays in transporting saltwater to our SWD facilities and increased costs to transport saltwater to our facilities, which may either increase our operating costs or reduce the amount of saltwater transported to our SWD facilities. This could decrease our operating margins or amounts of saltwater disposed at our SWD facilities and thereby affect our results of operations and cash available for distribution.

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

Approximately 8% and 22% of our revenue for the years ended December 31, 2015 and 2014, respectively, in W&ES was derived from sales of residual oil recovered during the saltwater treatment process. Our ability to recover sufficient volumes of residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment. Also, the revenues we derive from sales of residual oil are subjected to fluctuations in the price of oil. Any reduction in residual crude oil content in the saltwater we treat or the prices we realize on our sales of residual oil could materially and adversely affect our profitability.

Our business may be difficult to evaluate because we have a limited period of historical financial and operating data.

Prior to June 26, 2013, our historical financial and operating data does not include PIS. Prior to May 1, 2015, our historical financial and operation data does not include IS. As a result, we have provided only limited financial and operating data regarding the consolidated business that we operate. The historical financial and operating results of our business may be materially different from our future financial and operating results. Our future results will depend on our ability to efficiently manage our integrated operations and execute our business strategy. Our historical financial performance should not be considered reliable indicators of our future performance.

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

We have grown rapidly since our inception in 2012, primarily through acquisitions. We believe that our future success depends on our ability to manage the rapid growth that we have experienced and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

●	organizational challenges common to large, expansive operations;

●	administrative burdens;

●	employee insurance;

●	limitations with systems and technology;

●	safety and training;

●	ability to recruit, train and retain personnel and managers;

●	ability to obtain permits for expanded operations;

●	access to debt and equity capital on attractive terms; and

●	long lead times associated with acquiring equipment and building any new facilities.

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to utilize available capacity at our existing facilities, expand existing SWD facilities and construct or purchase new SWD facilities. The construction of a new SWD facility or the extension, renovation or expansion of an existing SWD facility, such as by connecting the SWD facility to pipeline systems, involves numerous business, competitive, regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost. Furthermore, we will not receive any material increases in revenues until after completion of the project, although we will have to pay financing and construction costs during the construction period. As a result, new SWD facilities may not be able to attract enough demand for water and environmental services to achieve our expected investment return, which could materially adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

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

Holdings is developing or seeking to purchase several water and environmental services assets and facilities that may be suitable to our operations in the future. We may have the opportunity to make acquisitions directly from Holdings and its affiliates in the future. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Holdings’ and its affiliates’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions with Holdings and its affiliates, and Holdings and its affiliates are under no obligation to accept any offer that we may choose to make. In addition, certain of these assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to acquire these assets from Holdings and its affiliates if, and when, Holdings and its affiliates offers such assets for sale, and our decision will not be subject to unitholder approval.

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

Any acquisition involves potential risks, including, among other things:

●	mistaken assumptions about disposal capacity, number and quality of inspectors, revenues and costs, cash flows, capital expenditures and synergies;

●	the assumption of unknown liabilities;

●	limitations on rights to indemnity from the seller;

●	mistaken assumptions about the overall costs of equity or debt;

●	the diversion of management’s attention from other business concerns;

●	integrating business operations or unforeseen regulatory issues;

●	unforeseen new regulations;

●	unforeseen difficulties operating in new geographic areas; and

●	customer or key personnel losses at the acquired businesses.

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

We own a 51.0% interest in Brown Integrity, LLC and a 49.0% interest in CF Inspection Management, LLC. We may also enter into other arrangements with third parties in the future. Other third parties in future arrangements may have, obligations that are important to the success of the arrangement, such as the obligation to pay their share of capital and other costs of these partially owned entities. The performance of these third-party obligations, including the ability of our current partners to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangements, our business may be adversely affected.

Our joint venture arrangements may involve risks not otherwise present without a partner, including, for example:

●	our partner shares certain blocking rights over transactions;

●	our partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;

●

although we may control these joint ventures, we may have contractual duties to the joint ventures’ respective other owners, which may conflict with our interests and the interests of our unitholders; and

●	disputes between us and other partners may result in delays, litigation or operational impasses.

The risks described above or any failure to continue joint ventures or to resolve disagreements with our third-party partners could adversely affect our ability to transact the business that is the subject of such business, which would, in turn, negatively affect our financial condition, results of operations and ability to distribute cash to our unitholders.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

On December 24, 2013, we entered into a $120.0 million Credit Agreement, which we used to replace the TIR Entities’ existing revolving credit facility and mezzanine facilities. On October 21, 2014, the Credit Agreement was amended to increase the aggregate availability under the Credit Agreement from $120.0 million to $200.0 million.  Our Credit Agreement limits our ability to, among other things:

●	incur or guarantee additional debt;

●	make certain investments and acquisitions;

●	incur certain liens or permit them to exist;

●	alter our line of business;

●	enter into certain types of transactions with affiliates;

●	merge or consolidate with another company; and

●	transfer, sell or otherwise dispose of assets.

The Credit Agreement also contains certain covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure unitholders that it would meet those ratios and tests.

The provisions of our new and future credit agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. For example, our funds available for operations, future business opportunities and cash distributions to unitholders may be reduced by that portion of our cash flow required to make interest payments on our debt. Our ability to service our debt may depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We cannot assure unitholders that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or satisfy our capital requirements, or that these actions would be permitted under the terms of our Credit Agreement or future debt agreements. Our new and future debt documents restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. In addition, a failure to comply with the provisions of our new or future credit facilities could result in a default or an event of default that could enable its lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of debt is accelerated, defaults under its other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment in us. Please read “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information about our credit facilities.

Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.

As of December 31, 2015, we had $140.9 million of indebtedness outstanding under our Credit Agreement.  We will have the ability to incur additional debt, subject to limitations in our Credit Agreement. Our degree of leverage could have important consequences to us, including the following:

●

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

●	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

●	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

●	our flexibility in responding to changing business and economic conditions may be limited.

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

Obtaining a permit to own or operate an SWD facility generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean up and closure obligations at our SWD facilities. In particular, the regulatory agencies of the two states in which we operate require us to post letters of credit in connection with the operation of our SWD facilities. As we acquire additional SWD facilities or expand our existing SWD facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing SWD facilities. We have accrued approximately $117 thousand on our balance sheet related to our future closure obligations of our SWD facilities as of December 31, 2015. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs charged by service providers that assist in closing SWD facilities and additional environmental remediation requirements. Increased regulatory requirements regarding our existing or future SWD facilities, including the requirement to pay increased closure and post-closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and cause our available cash that we have to distribute to our unitholders to decline.

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

At the federal level, the SDWA regulates the underground injection of substances through the UIC program and generally exempts hydraulic fracturing from the definition of “underground injection.” The U.S. Congress has in recent legislative sessions considered legislation to amend the SDWA including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process.

Federal agencies have also asserted regulatory authority over certain aspects of the process within their jurisdiction. For example, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and proposed effluent limitations for the disposal of wastewater from unconventional resources to publicly owned treatment works.  In addition, the U.S. Department of the Interior (“DOI”) published a rule that updates existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water.  This rule has been stayed pending the resolution of various legal challenges.

The EPA is conducting a study of the potential impacts of hydraulic fracturing activities on drinking water. The EPA released a draft report for peer review and public comment in 2015. As part of this study, the EPA requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. This study and other studies that may be undertaken by the EPA or other governmental authorities, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may incentivize water recycling efforts by oil and natural gas producers which would decrease the volume of saltwater delivered to our SWD facilities.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. However, the availability of suitable water supplies may be limited for oil and natural gas producers due to reasons such as prolonged drought. For example, according to the Lower Colorado River Authority, during 2011, Texas experienced the lowest inflows of water of any year in recorded history. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. In response to continuing drought conditions in 2015, 2014 and 2013, the Texas Legislature considered a number of bills that would have mandated recycling of flowback and produced water and/or prohibits recyclable water from being disposed of in wells. If oil and natural gas producers in Texas are unable to obtain water to use in their operations from local sources, they may be incentivized to recycle and reuse saltwater instead of delivering such saltwater to our Texas SWD facilities (or in other states that adopt similar programs). Similarly, mandatory recycling programs could reduce the amount of materials sent to us for treatment and disposal. Any such limits or mandates could adversely affect our business and results of operations.

Increased attention to seismic activity associated with hydraulic fracturing and underground disposal could result in additional regulations and adversely impact demand for our services.

There exists a growing concern that the underground injection of produced water into disposal wells has triggered seismic activity in certain areas. Some states, including Texas, have promulgated rules or guidance in response to these concerns.  In Texas, the Texas Railroad Commission (“TRC”) published a final rule in October 2014 governing permitting or re-permitting of disposal wells that will require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or, perhaps, may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs. Additional regulatory measures designed to minimize or avoid damage to geologic formations may be imposed to address such concerns.

We and our customers may incur significant liability under, or costs and expenditures to comply with, environmental regulations, which are complex and subject to frequent change.

Our and our customer’s operations are subject to stringent federal, state, provincial and local laws and regulations relating to, among other things, protection of natural resources, wetlands, endangered species, the environment, waste management, waste disposal, and transportation of waste and other materials. These laws and regulations may impose numerous obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations.

Compliance with this complex array of laws and regulations is difficult and may require us to make significant expenditures. A breach of such requirements may result in suspension or revocation of necessary licenses or authorizations, civil liability for, among other things, pollution damage and the imposition of material fines.

Our operations also pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations impose strict, joint and several liabilities in connection with releases of regulated substances into the environment. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties.

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

The EPA has adopted regulations under existing provisions of the federal Clean Air Act, that, for example, require certain large stationary sources to obtain Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for GHG emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was expanded in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. Additionally, the U.S. Congress has in the past considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs.  In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. The EPA and other federal and state agencies have also acted to address greenhouse gas emissions in other industries, most notably coal-fired power generation, and as a result could attempt in the future to impose additional regulations on the oil and natural gas industry.

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

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by our customers or otherwise cause us to incur significant costs in preparing for or responding to those effects.

Certain plant or animal species could be designated as endangered or threatened, which could limit our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Many states also have analogous laws designed to protect endangered or threatened species. For example, the lesser-prairie chicken was listed as threatened in March 2014, although a district court recently vacated this decision.

Additionally, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the Fish and Wildlife Service is required to make a determination on the listing of more than 250 species as endangered or threatened under the ESA by the end of the Fish and Wildlife Service’s 2017 fiscal year.

Although current listings have not had a material impact on our operations, the designation of previously unidentified endangered or threatened species under the ESA or similar state laws could limit our ability to expand our operations and facilities or could force us to incur material additional costs.  Moreover, listing such species under the ESA or similar state laws could indirectly, but materially, affect our business by imposing constraints on our customers’ operations, including the curtailment of new drilling or a refusal to allow a new pipeline to be constructed.

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

We must comply with worker health and safety laws and regulations at our facilities and in connection with our operations, failure to do so could result in significant liability and/or fines and penalties.

Our activities are subject to a wide range of national, state and local occupational health and safety laws and regulations. These environmental, health and safety laws and regulations applicable to our business and the business of our customers, including laws regulating the energy industry, and the interpretation or enforcement of these laws and regulations are constantly evolving. Failure to comply with these health and safety laws and regulations could lead to third-party claims, criminal and regulatory violations, civil fines and changes in the way we operate our facilities, which could increase the cost of operating our business and have a material adverse effect on our financial position, results of operations and cash flows and our ability to make cash distributions to our unitholders. Our safety and compliance record is also important to our clients, and our failure to maintain safe operations can materially impact our business.

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

In addition, while an inspector is performing pipeline inspection or integrity services for us, the inspector is considered our employee and is eligible for workers’ compensation claims if the inspector is injured or killed while working for us. As the inspectors generally travel to and from projects in their own vehicles, we may be responsible for workers compensation claims or third-party claims arising out of vehicle accidents, which could negatively affect our results of operations.

Unsatisfactory safety performance may negatively affect our customer relationships and, to the extent we fail to retain existing customers or attract new customers, adversely impact our revenues.

Our ability to retain existing customers and attract new business is dependent on many factors, including our ability to demonstrate that we can reliably and safely operate our business and stay current on constantly changing rules, regulations, training, and laws. Existing and potential customers consider the safety record of their service providers to be of high importance in their decision to engage third-party servicers. If one or more accidents were to occur at one of our operating sites, or pipelines or gathering systems we inspect, the affected customer may seek to terminate or cancel its use of our facilities or services and may be less likely to continue to use our services, which could cause us to lose substantial revenues. Further, our ability to attract new customers may be impaired if they elect not to purchase our third-party services because they view our safety record as unacceptable. In addition, it is possible that we will experience numerous or particularly severe accidents in the future, causing our safety record to deteriorate. This may be more likely as we continue to grow, if we experience high employee turnover or labor shortage, or add inexperienced personnel. In addition, we could be subject to liability for damages as a result of such accidents and could incur penalties or fines for violations of applicable safety laws and regulations.

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

Risks inherent to our industry, such as equipment defects, vehicle accidents, explosions, earthquakes, lightning strikes and incidents related to the handling of fluids and wastes, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment. We use fiberglass tanks at our SWD facilities because fiberglass is less corrosive than other materials traditionally utilized. These tanks are, however, more prone to lighting strikes than traditional tanks, as a result of fiberglass’ tendency to store static electricity. The lightning protection systems we employ may not succeed in preventing lightning from damaging a facility. The risks associated with these types of accidents could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with employees and regulators.

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

Our SWD facilities are located exclusively in North Dakota and Texas. This concentration could disproportionately expose us to operational, economic and regulatory risk in these areas. Additionally, our SWD facilities currently comprise ten owned and one managed facility. Any operational, economic or regulatory issues at a single facility could have a material adverse impact on us. Due to the lack of diversification in our assets and the location of our assets, adverse developments in the our markets, including, for example, transportation constraints, adverse regulatory developments, or other adverse events at one of our SWD facilities, could have a significantly greater impact on our financial condition, results of operations and cash flows than if we were more diversified.

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

We cannot ensure that customers will continue to pay rates that generate acceptable margins for us. Our margins for W&ES could decrease if the volume of saltwater processed and disposed of by our customers’ decreases or if we are unable to increase the rates charged to correspond with increasing costs of operations. Our revenues and profitability for PIS and IS could decrease if the demand for our inspectors decrease, if our safety record declines and we are unable to obtain affordable insurance, if we are unable to recruit and retain qualified inspectors or if we are unable to increase the daily and hourly rates charged to correspond with increasing costs of operations. In addition, new agreements for our services in these business segments entered into by us may not be obtainable on terms acceptable to us or, if obtained, may not be obtained on terms consistent with current practices, in which case our revenue and profitability could decline. We also cannot ensure that the parties from whom we lease, license or otherwise occupy the land on which certain of our facilities are situated, or the parties from whom we lease certain of our equipment, will renew our current leases, licenses or other occupancy agreements upon their expiration on commercially reasonable terms or at all. Any such failure to honor the terms of the leases or licenses or renew our current leases or licenses could have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to attract and retain a sufficient number of skilled and qualified workers.

The delivery of our water and environmental services and products requires personnel with specialized skills and experience who can perform physically demanding work. The saltwater disposal industry has experienced a high rate of employee turnover as a result of the volatility of the oilfield service industry and the demanding nature of the work, and workers may choose to pursue employment in fields that offer a less demanding work environment. In addition, PIS and IS are dependent on specialized inspectors, who must undergo specific training prior to performing inspection and integrity services.

Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply is limited. A significant increase in the wages paid by competing employers or the unionization of groups of our employees could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Likewise, laws and regulations to which we are, or may in the future become, subject could increase our labor costs or subject us to liabilities to our employees. In addition, the U.S. customers in PIS and IS could choose to hire our inspectors directly. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Our ability to operate our business effectively could be impaired if affiliates of our general partner fail to attract and retain key management personnel.

We depend on the continuing efforts of our executive officers and other key management personnel, all of whom are employees of affiliates of our general partner. Additionally, neither we nor our subsidiaries have employees. CEM LLC and its affiliates are responsible for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, including our Chairman, Chief Executive Officer and President, Peter C. Boylan III, and our Vice President and Chief Financial Officer, G. Les Austin. The loss of any member of our management or other key employees could have a material adverse effect on our business. Consequently, our ability to operate our business and implement our strategies will depend on the continued ability of affiliates of our general partner to attract and retain highly skilled management personnel with industry experience. Competition for these persons is intense. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. We may not be able to continue to employ our senior executives and other key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract our senior executives and other key personnel could have a material adverse effect on our ability to effectively operate our business.

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

We are dependent upon the uninterrupted operations of our SWD facilities for the processing of saltwater, as well as the operations of third-party facilities, such as our oil and natural gas producing customers, for uninterrupted demand of our water and environmental services. Any significant interruption at these facilities or inability to transport products to or from the third-party facilities to our SWD facilities for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

●	catastrophic events, including hurricanes, seismic activity such as earthquakes, lightning strikes, fires and floods;

●	loss of electricity or power;

●	explosion, breakage, loss of power, accidents to machinery, storage tanks or facilities;

●

leaks in packers and tubing below the surface, failures in cement or casing or ruptures in the pipes, valves, fittings, hoses, pumps, tanks, containment systems or houses that lead to spills or employee injuries;

●	environmental remediation;

●

pressure issues that limit or restrict our ability to inject water into the disposal well or limitations with the injection zone formation and its permeability or porosity that could limit or prevent disposal of additional fluids;

●	labor difficulties;

●	malfunctions in automated control systems at the facilities;

●	disruptions in the supply of saltwater to our facilities;

●	failure of third-party pipelines, pumps, equipment or machinery; and

●	governmental mandates, restrictions or rules and regulations.

In addition, there can be no assurance that we are adequately insured against such risks. As a result, our revenue and results of operations could be materially adversely affected.

The seasonal nature of the oilfield service industry in Canada may negatively affect us and our customers.

In Canada, the level of activity in the oilfield services industry is influenced by seasonal weather patterns. As warm weather returns in the spring, the winter’s frost comes out of the ground (commonly referred to as “spring break up”) rendering many secondary roads incapable of supporting heavy loads, and as a result, road bans are implemented prohibiting heavy loads from being transported in certain areas. As a result, the movement of the heavy equipment required for drilling and well servicing activities is restricted and the level of activity of our Canadian operations and the operations of our customers are consequently reduced.

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

A failure in our operational and communications systems, loss of power, natural disasters, or cyber security attacks on any of our facilities, or those of third-parties, may adversely affect our results of operations and financial results.

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

Effective internal controls are necessary for us to provide timely, reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us, among other things, to annually review and report on, and (except as described below) our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units. We currently utilize two distinct accounting systems for our business, one for PIS and one for the remainder of our businesses. We may experience difficulties consolidating these accounting systems, or may be delayed in implementing our plan to consolidate these systems, and any such difficulties or delay may impact our ability to timely file reports with the SEC and/or to comply with the covenants under our current and future credit facilities.

We are currently in the process of implementing a new Enterprise Resource Planning (“ERP”) business solution to create a system of integrated applications to manage our businesses and automate many functions related to financial reporting, human resources and other services. It is our intent through this ERP to integrate the major facets of our organization in order to improve planning, development, processes, sales, human resources management and other applications as they affect our evolving business model. Any failure(s) during the implementation process of this ERP to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over a new ERP system implementation, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

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

We are currently in the process of implementing a new ERP business solution to create a system of integrated applications to manage our businesses and automate many functions related to financial reporting, human resources and other services. It is our intent through this ERP to integrate the major facets of our organization in order to improve planning, development, processes, sales, human resources management and other applications as they affect our evolving business model. We may not realize the benefits we anticipate should all or a part of the ERP implementation process prove to be ineffective.

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

As of the 2015 year-end, Holdings and its affiliates own a 64.6% limited partner interest in us and own and control our general partner and appoint all of the officers and directors of our general partner. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a fiduciary duty to manage our general partner in a manner that is in the best interests of its owner, Holdings. Conflicts of interest may arise between Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including Holdings, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

●	how to allocate corporate opportunities among us and its affiliates;

●	whether to exercise its limited call right;

●	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

●	how to exercise its voting rights with respect to the units it owns;

●	whether to elect to reset target distribution levels;

●	whether to transfer the incentive distribution rights or any units it owns to a third party; and

●	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to the partnership agreement.

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

●

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

●	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

●

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

●

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

Pursuant to our amended and restated omnibus agreement, prior to making any distributions to our unitholders, we will pay Holdings a quarterly administrative fee of $1.0 million for the provision of certain general and administrative expenses. This fee is subject to increase by an amount equal to the producer price index plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth. The amount of this fee is below the amount we would expect to reimburse the general partner for such services in the absence of the fee. In the event of termination of our amended and restated omnibus agreement, in lieu of the quarterly fee, we will be required by our partnership agreement to reimburse Holdings and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations, at which time we expect our payment for these services to increase. This increase may be substantial. Our partnership agreement provides that Holdings will determine in good faith the expenses that are allocable to us. Furthermore, Holdings and its affiliates will allocate other expenses related to our operations to us and may provide us other services for which we will be charged fees as determined by Holdings. Payments to Holdings and its affiliates following the expiration of our amended and restated omnibus agreement could be substantial and will reduce the amount of cash we have available to distribute to unitholders.

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

The unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Holdings and its affiliates own 64.6% of the common units and subordinated units. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

●	our existing unitholders’ proportionate ownership interest in us will decrease;

●	the amount of cash we have available to distribute on each unit may decrease;

●

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

●	the ratio of taxable income to distributions may increase;

●	the relative voting strength of each previously outstanding unit may be diminished; and

●	the market price of our common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of Holdings:

●	management of our business may no longer reside solely with our current general partner; and

●	affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us.

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

If at any time our general partner and its affiliates own more than 80.0% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on unitholders’ investment. Unitholders may also incur a tax liability upon a sale of their units. Holdings and its affiliates own approximately 29.2% of our common units. At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 64.6% of our outstanding common units and therefore, would not be able to exercise the call right at that time.

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

As of December 31, 2015, there are only 4,190,747 publicly traded common units held by public unitholders. Holdings and CEP-TIR own 1,344,650 common units and 5,612,699 subordinated units, representing an aggregate 58.8% limited partner interest in us. We do not know how liquid our trading market might be. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

Changes in current state, county or city law may subject us to additional entity-level taxation by individual states, countries or cities. Several states have subjected, or are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to a unitholder. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Additionally, the U.S. Department of the Treasury and the IRS have issued proposed Treasury regulations (“Treasury Regulations”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income within the meaning of section 7704 of the Internal Revenue Code. It is possible that these proposed Treasury Regulations will undergo significant changes prior to becoming final Treasury Regulations. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income will be taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner, because the costs will reduce our cash available for distribution to our unitholders and for incentive distributions to our general partner.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of unitholders’ common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

Some of our activities may not generate qualifying income, and we conduct these activities in separate subsidiaries that are treated as corporations for U.S. federal income tax purposes. Corporate U.S. federal income taxes paid by these subsidiaries reduce our cash available for distribution.

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. To ensure that 90% or more of our gross income in each tax year is qualifying income, we currently conduct the portions of our business related to these operations in separate subsidiaries that are treated as corporations for U.S. federal income tax purposes.
These corporate subsidiaries will be subject to corporate-level tax, which reduces the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that any corporate subsidiary has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

We are in the process of requesting a ruling from the IRS upon which, if granted, we may rely with respect to the qualifying nature of the income from certain activities conducted by PIS and IS. If we do not obtain a favorable ruling from the IRS, we will be required to continue to conduct these activities in subsidiaries that are treated as corporations for U.S. federal income tax purposes and are subject to corporate-level income taxes.

We are in the process of requesting a ruling from the IRS upon which, if granted, we may rely with respect to the qualifying nature of the income from certain activities conducted by PIS and IS.  If the IRS is unwilling or unable to provide a favorable ruling with respect to such income, we will continue to be subject to corporate-level tax on the revenues generated by such activities. Conversely, if the IRS does provide a favorable ruling, we may choose to conduct such activities in the future in a tax pass-through entity. Such restructuring may result in a significant, one-time tax liability and other costs, which will reduce our cash available for distribution.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.

The U.S. Department of Treasury and the IRS recently issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50.0% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50.0% or more of the total interests in our capital and profits within a twelve month period. For purposes of determining whether the 50.0% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to U.S. federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property or conduct business in many states, most of which impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all federal, state and local tax returns. Unitholders should consult their tax advisors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our Properties

As of December 31, 2015, W&ES had an aggregate of approximately 115,000 barrels of maximum daily disposal capacity in the following SWD facilities, all of which were built since June 2011 with new well bores, using completion techniques consistent with current industry practices and utilizing well depths of at least 5,000 feet and injection intervals beginning at least 4,000 feet beneath the surface:

Location	County	In-service Date	Leased or Owned (3)
Tioga, ND	Williams	June 2011	Owned
Manning, ND	Dunn	Dec. 2011	Owned
Grassy Butte, ND	McKenzie	May 2012	Leased
New Town, ND (1)	Mountrail	June 2012	Leased
Pecos, TX (1)	Reeves	July 2012	Owned
Williston, ND	Williams	Aug. 2012	Owned
Stanley, ND	Mountrail	Sept. 2012	Owned
Orla, TX (1)	Reeves	Sept. 2012	Owned
Belfield, ND	Billings	Oct. 2012	Leased
Watford City, ND (2)	McKenzie	May 2013	Leased
Arnegard, ND (1)	McKenzie	August 2014	Leased

(1)	Currently receives piped water.
(2)	We own a 25.0% non-controlling interest in this SWD facility.
(3)	Some facilities are constructed on land that is leased under long term arrangements.

We lease general office space at our corporate headquarters located at 5727 S. Lewis Avenue, Suite 300, Tulsa, Oklahoma 74105.  The lease expires in February 2018 unless terminated earlier under certain circumstances specified in our lease. In our PIS segment, we also lease office space in Calgary, Alberta, Canada for our foreign operations.

For our IS segment, we lease office space in Houston and Odessa Texas. Adjacent to the Houston office, we lease a staging facility for operational storage and staging. In addition, we own an office building and staging and storage facility in Giddings, Texas.

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

Flatland Resources v. CES LLC

In September 2015, Flatland Resources I, LLC and Flatland Resources II, LLC, two of our management services customers (under common ownership) initiated a civil action in the District Court for the McKenzie County District of the State of North Dakota against CES LLC. The customers claim that CES LLC breached the management agreements and interfered with their business relationships, and seek to rescind the management agreements and recover any damages. The customers initiated this lawsuit upon dismissal from federal court due to lack of jurisdiction of CES LLC’s lawsuit against the customers seeking to enforce the management agreements. CES LLC subsequently filed an answer and counterclaims, as well as a third party complaint against the principal of the customers seeking to enforce the management agreements and other injunctive relief, as well as monetary damages. The court subsequently granted CES’s motion to transfer venue to the Grand Forks County District Court. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote.

Other

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the symbol “CELP.”

On March 15, 2016, the closing price for the common units was $8.68 per unit and there were approximately 3,475 unitholders of record and beneficial owners (held in street name) of the Partnership’s common units.

We have also issued 5,913,000 subordinated units, for which there is no established public trading market. 5,612,699 of the subordinated units are effectively held by Holdings and its controlled affiliates, either directly or indirectly through its ownership of CEP-TIR.  The remaining 300,301 subordinated units are held directly by certain beneficial owners and management.

The high and low trading prices for our common units and distribution paid per unit by quarter were as follows:

Quarter Ended	High	Low	Distribution (a)
March 31, 2014	$26.00	$19.55	$0.301389	(b)
June 30, 2014	24.97	21.65	0.396844
September 30, 2014	25.78	22.22	0.406413
December 31, 2014	24.93	11.54	0.406413
March 31, 2015	19.83	11.82	0.406413
June 30, 2015	18.00	12.41	0.406413
September 30, 2015	16.64	9.21	0.406413
December 31, 2015	12.99	7.02	0.406413

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

Definition of Available Cash

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less , the amount of cash reserves established by our general partner at the date of determination of available cash for the quarter to:

●	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;

●	comply with applicable law, any of our debt instruments or other agreements; or

●

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

During Subordination Period

Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner during the subordination period:

●	first , 100.0% to the common unitholders, pro rata, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;
●	second , 100.0% to the common unitholders, pro rata, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;
●	third , 100.0% to the subordinated unitholders, pro rata, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and
●	thereafter, in the manner described in “General Partner Interest and Incentive Distribution Rights” below.

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

After Subordination Period

Our partnership agreement requires that after the subordination period, we make distributions of available cash from operating surplus for any quarter in the following manner:

●	first , 100.0% to all unitholders, pro rata, until we distribute for each outstanding unit an amount equal to the minimum quarterly distribution for that quarter; and
●	thereafter, in the manner described in “General Partner Interest and Incentive Distribution Rights” below.

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

If for any quarter:

●	we have distributed available cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum quarterly distribution; and
●	we have distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, our partnership agreement requires that we distribute any additional available cash from operating surplus for that quarter among the unitholders and the general partner in the following manner:

●	first, 100.0% to all unitholders, pro rata, until each unitholder receives a total of $0.445625 per unit for that quarter (the “first target distribution”);
●	second, 85.0% to all unitholders, pro rata, and 15.0% to our general partner, until each unitholder receives a total of $0.484375 per unit for that quarter (the “second target distribution”); and
●	third, 75.0% to all unitholders, pro rata, and 25.0% to our general partner, until each unitholder receives a total of $0.581250 per unit for that quarter (the “third target distribution”); and
●	thereafter, 50.0% to all unitholders, pro rata, and 50.0% to our general partner.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2015.

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

On January 21, 2014, we completed the initial public offering (“IPO”) of our limited partner common units.  In connection with the IPO, Holdings II, a wholly-owned subsidiary of Holdings, conveyed a 100% interest in CEP LLC.  Prior to its contribution to the Partnership, CEP LLC distributed to Holdings its interest in four subsidiaries.  In addition to CEP LLC, affiliates of Holdings contributed 50.1% of their interest in the TIR Entities (the Partnership’s PIS segment).  The Partnership then subsequently conveyed this 50.1% interest to CEP LLC.  We have recast prior period financial data and information of Cypress Energy Partners, L.P. to reflect CEP LLC’s distribution of its four subsidiaries to Holdings, which were originally acquired on December 31, 2012, and to reflect the conveyance of CEP LLC and the TIR Entities to the Partnership at the closing of our IPO, as if the contribution of CEP LLC had occurred as of March 15, 2012 and the contribution of the TIR Entities had occurred as of June 26, 2013, the date affiliated members of the Partnership acquired a controlling interest in the TIR Entities. Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by affiliates of Holdings. Effective May 1, 2015, the Partnership acquired a 51% interest in Brown Integrity, LLC, a hydrostatic testing integrity services business creating our IS segment.

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

	Cypress Energy Partners, L.P.				Predecessor (d)
				Period from		Period from
				March 15		June 1
				(Inception)		(Inception)
	Year Ended	Year Ended	Year Ended	through	Year Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2015 (a)	2014	2013 (b)	2012 (c)	2012	2011
			Recast	Recast
	(in thousands , except cash distributions per unit and operational data)
Income Statement Data
Revenues	$371,191	$404,418	$249,133	$619	$12,203	$2,944
Costs of services	326,261	355,355	213,690	309	3,662	503
Gross margin	44,930	49,063	35,443	310	8,541	2,441
General and administrative expense	23,795	21,321	12,467	2,056	477	138
Depreciation, amortization and accretion	5,427	6,345	5,164	99	1,398	123
Impairments	6,645	32,546	4,131	-	-	-
Operating income (loss)	9,063	(11,149)	13,681	(1,845)	6,666	2,180
Interest expense, net	5,656	3,208	4,000	-	111	35
Offering costs	-	446	1,376	-	-	-
Net income (loss)	4,091	(15,179)	4,355	(1,845)	6,595	2,162
Net income attributable to non-controlling interests	599	4,973	22	-	-	-
Net income (loss) attributable to partners / controlling interests	3,492	(20,152)	4,333	-	-	-
Balance Sheet Data - Period End
Total assets	$192,687	$189,842	$240,590	$79,990	$27,588	$14,476
Long-term debt	140,900	77,600	75,000	-	2,314	2,798
Total parent net investment and owners' equity	40,702	100,428	135,547	77,746	24,769	9,265
Cash Flow Data
Cash flows from operating activities	$26,921	$13,016	$7,154	$(2,244)	$7,246	$1,106
Cash flows from investing activities	(64,879)	(2,286)	5,779	(65,613)	(15,236)	(10,860)
Cash flows from financing activities	42,501	(16,030)	13,363	68,341	8,425	9,901
Cash distributions per unit (subsequent to IPO) (e)	1.63	1.51	-	-	-	-
Capital expenditures	1,857	2,286	4,329	65,613	15,236	10,860
Other Financial Data
Adjusted EBITDA	$24,663	$28,499	$23,110	$(1,746)	$8,104	$2,320
Adjusted EBITDA attributable to partners / controlling interests	23,147	19,841	23,079	(1,746)	8,104	2,320
Operational Data
Average number of inspectors	1,392	1,535	1,706
Average revenue per inspector per week	$4,711	$4,773	$4,952
Average number of field personnel (f)	33
Average revenue per field personnel per week	$20,261
Total barrels of saltwater disposed (in thousands)	18,864	19,066	19,541	551	8,674	1,641
Average revenue per barrel	$0.78	$1.18	$1.14	$1.12	$1.41	$1.79

(a)	Activity for the year ended December 31, 2015 includes operations of Brown (IS segment) from the May 1, 2015 acquisition date through the end of the year.
(b)	Activity for the year ended December 31, 2013 includes operations of the TIR Entities (PIS segment) from the June 26, 2013 acquisition date through the end of the year.
(c)	During the period from its inception through the date of its acquisition of the Predecessor on December 31, 2012, CEP LLC had no significant assets or operations.
(d)	Includes activities of certain entities that were not contributed to the Partnership.
(e)	Includes February distributions related to the previous quarter ended December 31.
(f)	Represents Brown (IS segment) personnel from the May 1, 2015 acquisition date through the end of the year.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income, plus interest expense, depreciation and amortization expenses, income tax expense, offering costs, impairments, non-cash allocated expenses and equity-based compensation, less the gain on the reversal of contingent consideration.  Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations.  Net income is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA should not be considered an alternative to net income.  Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to a similarly titled measure of other companies, thereby diminishing their utility.  As a result, Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and to distributable cash flow, as applicable, for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA and to Distributable Cash Flow Attributable to Limited Partners

	Year Ended December 31,
	2015 (a)	2014	2013 (b)
		(in thousands)

Net income (loss)	$4,091	$(15,179)	$4,355
Add:
Interest expense	5,656	3,208	4,000
Depreciation, amortization and accretion	6,004	6,513	5,261
Impairments	6,645	32,546	4,131
Income tax expense	452	468	15,237
Non-cash allocated expenses	648	497	-
Offering costs	-	446	1,376
Equity based compensation	1,167	-	-
Less:
Gain on reversal of contingent consideration	-	-	11,250
Adjusted EBITDA	$24,663	$28,499	$23,110

Adjusted EBITDA attributable to non-controlling interests	1,516	8,658	31
Adjusted EBITDA attributable to partners / controlling interests	$23,147	$19,841	$23,079

Adjusted EBITDA attributable to general partner (c)	-	1,651
Adjusted EBITDA attributable to limited partners	$23,147	$18,190

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	5,940	381
Distributable cash flow attributable to limited partners	$17,207	$17,809

(a)

Activity for the year ended December 31, 2015 includes operations of Brown (IS segment) from the May 1, 2015 acquisition date through the end of the year. Also, because the Partnership acquired the remainder of the TIR Entities February 1, 2015 and CES LLC on June 1, 2015, adjusted EBITDA attributable to non-controlling interests for the year ended December 31, 2015 includes the activity of the TIR Entities and CES LLC through their acquisition dates and the activity of Brown since May 1, 2015.

(b)

Activity for the year ended December 31, 2013 includes operations of the TIR Entities (PIS segment) from the June 26, 2013 acquisition date through the end of the year. Also, because Holdings and other affiliates owned 100% of the TIR Entities, there is no adjusted EBITDA attributable to non-controlling interests for the year ended December 31, 2013 associated with the TIR Entities.

(c)	Adjusted EBITDA attributable to general partner in 2014 represents activity prior to the Partnership's IPO.

The following table presents a reconciliation of net cash provided by operating activities to Adjusted EBITDA, as applicable, for each of the periods indicated.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Year Ended December 31,
	2015 (a)	2014	2013 (b)
		(in thousands)

Cash flows provided by operating activities	$26,921	$13,016	$7,154
Changes in trade accounts receivable, net	(9,039)	(6,650)	8,793
Changes in prepaid expenses and other	(233)	933	(283)
Changes in accounts payable and accrued liabilities	1,222	2,964	1,910
Change in income taxes payable	196	15,612	(15,816)
Offering costs	-	446	1,376
Equity-based compensation	-	(785)	(90)
Interest expense (excluding non-cash interest)	5,109	2,494	2,781
Income tax expense (excluding deferred tax benefit)	484	468	15,237
Other	3	1	2,048
Adjusted EBITDA	$24,663	$28,499	$23,110

(a)	Activity for the year ended December 31, 2015 includes operations of Brown (IS segment) from the May 1, 2015 acquisition date through the end of the year.
(b)	Activity for the year ended December 31, 2013 includes operations of the TIR Entities (PIS segment) from the June 26, 2013 acquisition date through the end of the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk.  At the closing of our IPO on January 21, 2014, CEP LLC and a 50.1% interest in the TIR Entities were contributed to us and became our Water and Environmental Services (“W&ES”) segment and our Pipeline Inspection Services (“PIS”) segment, respectively.  These contributions were treated for accounting purposes as a combination of entities under common control and the results of CEP LLC are included as if the contributions had occurred as of March 15, 2012 and the results of the TIR Entities were included in our financial statements for periods subsequent to June 26, 2013, the date Holdings acquired a controlling interest. Brown Integrity, LLC (our Integrity Services (“IS”) segment) was acquired effective May 1, 2015, and the results of this segment have been included in our financial statements for periods subsequent to that date.

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

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry.  We provide independent pipeline inspection and integrity services to various energy exploration and production (“E&P”) and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada.  The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown.  The economic characteristics of Brown were sufficiently dissimilar from our previous Pipeline Inspection and Integrity Services, thus creating a new segment. As such, the Pipeline Inspection and Integrity services segment was renamed Pipeline Inspection Services and we created the Integrity Services segment. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment.  The W&ES segment is comprised of the historical operations of CEP LLC that were contributed to us.  We operate ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to third party SWD facilities in the Bakken Shale region (two of which are currently in dispute).  W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

How We Generate Revenue

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

We generate revenue in our IS segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline constructions companies of newly constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed bid basis depending on the size and length of the pipeline being inspected, the complexity of services provided and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers, the fees that we charge for those services (which depends on the type and number of field personnel used on a particular project), the type of equipment used and the fees charged for the utilization of that equipment, and the nature and the duration of the project.

We generate revenue in the W&ES segment primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities.  Our results in W&ES are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  The volumes of saltwater disposed at our SWD facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from the wells located near our facilities.  Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and governmental regulations.  We generally expect the level of drilling to positively correlate with long-term trends in prices of oil, natural gas and NGLs.  Similarly, oil and natural gas production levels nationally and regionally generally tend to positively correlate with drilling activity. Revenues in this segment are recognized when the service is performed and collectability of fees is reasonably assured. We also generate revenue managing a SWD facility for a fee.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance.  We view these metrics as significant factors in assessing our operating results and profitability and intend to review these measurements frequently for consistency and trend analysis.  These metrics include:

•	inspector headcount in PIS;
•	field personnel headcount in IS;
•	saltwater disposal and residual oil volumes in W&ES;
•	operating expenses;
•	segment gross margin;
•	Adjusted EBITDA; and
•	distributable cash flow.

Inspector Headcount

The amount of revenue we generate in PIS depends primarily on the number of inspectors that perform services for our customers.  The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems and distribution systems and the legal and regulatory requirements relating to the inspection and maintenance of those assets.

Field Personnel Headcount

The amount of revenue we generate in IS depends primarily on the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, as well as the nature and the duration of the project. The number of field personnel engaged on projects is driven by the type of project, the size and length of the pipeline being inspected, the complexity of services provided and the utilization of our work force and equipment.

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

Approximately 8%, 22% and 25% of our segment revenue for the years ended December 31, 2015, 2014 and 2013, respectively, in W&ES was derived from sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, oil separation is more difficult.  Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Operating Expenses

The primary components of our operating expenses that we evaluate include costs of services, general and administrative, and depreciation and amortization.

Costs of services.  Employee-or-contractor-related costs and per diem expenses are the primary costs of services components in PIS and IS.  These expenses fluctuate from period to period based on the number, type and location of projects on which we are engaged at any given time. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets.  Repair and maintenance costs, employee-related costs, residual oil disposal costs and utilities expenses are the primary cost of services components in W&ES.  These expenses generally remain relatively stable across broad ranges of saltwater disposal volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.  We seek to manage our operations and repair and maintenance capital expenditures on our SWD facilities and related assets by scheduling repairs and maintenance to avoid significant variability in our maintenance capital expenditures, downtime and minimize their impact on our cash flows.

General and administrative.   General and administrative expenses include management and overhead payroll, general office expenses, management fees, legal fees and other expenses.

Under our amended and restated omnibus agreement, Holdings charges us an annual administrative fee of $4.04 million (payable in equal quarterly installments) for the provision of certain partnership overhead expenses.  This fee is subject to an increase by an annual amount equal to PPI plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth.  To the extent that Holdings incurs overhead expenses in excess of our annual administration fee that are attributable to the operations of the Partnership, these expenses are reflected in our Statements of Operations as incremental general and administrative expense and treated as an equity contribution attributable to our General Partner.

Included in this administrative fee are our incremental general and administrative expenses attributable to operating as a publicly traded partnership, such as expenses associated with annual and quarterly SEC reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance; listing on the New York Stock Exchange; independent registered public accounting firm fees; legal fees; investor relations, registrar and transfer agent fees; director and officer liability insurance costs and director compensation.  Our partnership agreement provides that Holdings will determine and allocate expenses related to our operations and may provide us other services for which we will be charged fees as determined in good faith.  Payments to Holdings and its affiliates following the expiration of our amended and restated omnibus agreement could be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Depreciation, amortization and accretion.   Depreciation, amortization and accretion expense primarily consists of our estimate of the decrease in value of our capitalized tangible and intangible assets as a result of using the assets over time.  Depreciation and amortization are recorded on a straight-line basis.  We estimate our assets have useful lives ranging from 3 to 39 years.  The facilities, wells and equipment constituted approximately 75%, 82% and 83% of the cost basis of our fixed assets as of December 31, 2015, 2014 and 2013 respectively, and have useful lives of 5 to 15 years.

Segment Gross Margin, Adjusted EBITDA and Distributable Cash Flow

We view segment gross margin as one of our primary management tools, and we track this item on a regular basis, both as an absolute amount and as a percentage of revenues compared to prior periods.  We also track Adjusted EBITDA, defined as net income, plus interest expense, depreciation and amortization expenses, income tax expense, offering costs, impairments, non-cash allocated expenses and equity-based compensation, less the gain on the reversal of contingent consideration.  We use distributable cash flow, defined as Adjusted EBITDA less net cash interest paid, cash taxes paid and maintenance capital expenditures, to analyze our performance.  Distributable cash flow will not reflect changes in working capital balances, which could be significant, as headcounts of PIS vary from period to period.  Adjusted EBITDA is a non-GAAP, supplemental financial measure used by management and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Outlook

Pipeline Inspection Services

Demand remains solid for our pipeline inspection services as we operate in a very large market with many customer prospects that we do not currently serve.  We continue to focus on new lines of business to serve our existing customers.  The majority of our clients are public investment grade companies with long planning cycles that lead to healthy backlogs of new long-term projects, in addition to maintaining their existing pipeline networks that also require inspection and integrity services. The public utility company (“PUC”) segment of the industry that brings natural gas to homes and businesses remains an area with material growth potential. We believe that with increasing regulatory requirements, and the aging U.S. and Canadian pipeline infrastructure, that the PIS business is more insulated from changes in commodity prices in the near term as has been the case in the past.  However, a prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services.

Our average headcount and revenue per inspector metrics continue to trend below our expectations and the prior two years. We have seen certain customer’s 2015 project start dates postponed to 2016 and, to date, have not seen a significant increase in our average inspector headcounts. One of our customers cancelled a major project in the Southwest portion of the United States that had been awarded to us after regulators required them to re-route the project. We anticipate that our inspector headcounts will increase as work previously postponed begins. The downturn in energy prices has required many of our customers that rely more heavily on commodity prices to focus on reducing their operating costs. Several clients have sought to reduce the rates paid to inspectors to reduce their inspection costs. We have recently bid on several new projects and have begun to increase staffing for new projects awarded. Many of our customers are in the process of finalizing 2016 operating budgets (including inspection service costs) for submission to their board of directors. Many new projects and opportunities are awarded by our customers in the fourth quarter and the first quarter of the calendar year.

Integrity Services

We remain cautiously optimistic about the acquisition of Brown and the potential synergies that may develop between IS and other current customers of the Partnership, as well as the growth and nurture of its historical, ongoing business. Brown acquired a competitor in the third quarter of 2014 and had some challenges associated with an unexpected illness of that company’s founder and CEO that required him to resign. As a result, we have recruited some new talent to the organization. Brown currently operates in 6 states, compared with the more than 45 states that the TIR Entities (through our PIS segment) operate in. We are currently considering expanding Brown’s geography on both the West coast, Louisiana and in the Northeast. We continue to see excellent new bidding opportunities and our success rate on new work continues to improve, leading us to increased utilization of our equipment and field personnel.

Water and Environmental Services

In our W&ES segment, the continued decline in the market price of crude oil has a direct impact on our revenues associated with the sale of residual oil. It also has an indirect impact on our water disposal volumes and revenues, depending on how oil and gas producers in the vicinity of our facilities react to declining oil and/or gas prices with respect to their rig and new drilling activity.

Many producers have announced material and significant cuts in their future capital budgets and drilling activities that would reduce new flowback water and produced water and, although unlikely, could potentially stop production on existing wells, which would have a direct impact on the volumes of disposed water and residual oil recovery at our facilities. The material decline in rig count and new drilling activity in many basins, including the Bakken and the Permian, has led to lower water volumes, reduced skim oil volumes and pricing pressures. Many of our E&P customers have requested and been granted pricing concessions to help them cope with the lower commodity prices. In the majority of the basins in the country, new SWD facilities were developed to support the previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that in turn, has led to aggressive pricing. We have always focused on produced water vs. flowback water and therefore we believe we are less impacted than many competitors. During the year, approximately 93% of our water volume was from produced water disposal. We are clearly being impacted by lower water volumes in the markets we serve, lower skim oil volumes as our flowback volumes decline, lower per barrel water pricing and lower per barrel oil pricing. We are focused on reducing operating costs and identifying operating efficiencies in an effort to offset the financial impact of declining market volumes and prices. Additionally, we continue to focus on piped water opportunities to secure additional long term volumes of produced water for the life of the oil and gas wells’ production. Piped water continues to represent a growing percentage of our total volume. We also provide management services for third party SWD facilities. In September 2015, Flatland Resources I, LLC and Flatland Resources II, LLC, two of our management services customers (under common ownership) initiated a civil action in the District Court for the McKenzie County District of the State of North Dakota against CES LLC. The customers claim that CES LLC breached the management agreements and interfered with their business relationships, and seek to rescind the management agreements and recover any damages. The customers initiated this lawsuit upon dismissal from federal court due to lack of jurisdiction of CES LLC’s lawsuit against the customers seeking to enforce the management agreements. CES LLC subsequently filed an answer and counterclaims, as well as a third party complaint against the principal of the customers seeking to enforce the management agreements and other injunctive relief, as well as monetary damages. The court subsequently granted CES’s motion to transfer venue to the Grand Forks County District Court. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote.

Despite the severe downturn in the energy market to date, we are currently anticipating the total barrels of water disposed to level off at fourth quarter 2015 volumes. We also anticipate the decline in average revenue per barrel disposed as the result of the management fee matter noted above, competitive market pricing pressures and lower oil prices to stabilize absent further declines in oil commodity pricing. Revenue per barrel is comprised of (i) water volumes and disposal price per barrel, (ii) skim oil volumes and the selling price for oil per barrel and (iii) third party management fees (including wage reimbursements). We have seen a substantial increase in the number of acquisition opportunities in the W&ES segment. It appears that some potential sellers are coming to terms with the reduced valuations, volumes, and cash flows impacting the industry. We will continue to actively pursue the right opportunities with the same discipline that protected the Partnership during a heated market in 2014 that drove up valuations to unsustainable levels. We also continue to evaluate some interesting opportunities for pipelines and SWD’s directly with E&P companies seeking to monetize their midstream assets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  See “Note 2 — Summary of Significant Accounting Policies” in the audited financial statements included in “Item 8 — Financial Statements and Supplementary Data” for descriptions of our major accounting policies and estimates.  Certain of these accounting policies and estimates involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used.  The following discussions of critical accounting estimates, including any related discussion of contingencies, address all important accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

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

For our W&ES segment, we evaluate property and equipment for impairment at the SWD facility level.  Our computations utilize judgments and assumptions that include the undiscounted future cash flows, discounted future cash flows, estimated fair value of the asset, and the current and future economic environment in which the asset is operated.  Significant judgments and assumptions in these assessments include estimates of water disposal rates, disposal volumes, expected capital costs, oil and gas drilling and producing volumes in the markets served, risks associated with the different zones into which saltwater is disposed and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates.  PP&E is not a significant component of our PIS or IS segments.

During the years ended December 31, 2015, 2014 and 2013, we identified impairment indicators at some of our SWD facilities and reviewed the associated property and equipment for impairment.  We recognized impairment charges of $6.6 million, $12.8 and $3.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, for assets that were determined to be impaired. These impairment reviews utilized inputs generally consistent with those described above.  Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets.  The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the Consolidated Financial Statements.

An estimate as to the sensitivity to earnings for these periods had we used other assumptions in our impairment reviews and impairment calculations is not practicable, given the broad range of our PP&E and the number of assumptions involved in the estimates. Favorable changes to some assumptions might have avoided the need to impair any assets in these periods, whereas unfavorable changes might have caused an additional unknown number of other assets to become impaired. Additionally, further unfavorable changes in the future are reasonably possible, and therefore, it is possible that we may incur additional impairment charges in the near future.

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

Identifiable Intangible Assets

Our recorded identifiable intangible assets of $32.5 million and $30.2 million at December 31, 2015 and 2014, respectively, primarily represent customer lists and trademarks and trade names, amortized straight-line over estimated useful lives ranging from 5 – 20 years.  Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach, or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the years ended December 31, 2015 or 2014.  During the year ended December 31, 2013, the partnership determined that one of its trade names in PIS was impaired and recorded an impairment charge of $0.7 million.  The fair value was determined using a discounted cash flow analysis applied to the expected royalty values generated from the use of the trade name.  Management’s estimates of the future royalties associated with the use of the trade name were based on forecasted total revenues.  Actual results could vary which could have further impact on the value of the trade name.

Goodwill

At December 31, 2015 and 2014, the Partnership had $65.3 million and $55.5 million of goodwill, respectively.  Goodwill is not amortized, but is subject to annual reviews on November 1 for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  In accordance with ASC 350 “Intangibles — Goodwill and Other”, we have assessed the reporting unit definitions and determined that PIS, IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reporting segments.

For our PIS and IS reporting units, we performed qualitative assessments to determine whether the fair values of the reporting units were more likely than not to be less than their respective carrying values.  Our evaluation consisted of assessing various qualitative factors, including current and projected future earnings, capitalization, current customer relationships and projects and the impact of lower crude oil prices on our earnings.  The qualitative assessments in these reporting units indicated the fair values of the reporting units exceeded their carrying values and the reporting units were not at risk for potential goodwill impairment.

For our W&ES reporting unit, after giving consideration to certain qualitative factors, including trends in the energy industry and recorded impairments of property and equipment, we elected to perform a quantitative goodwill impairment analysis.  We computed the fair value of the reporting unit considering multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis).  These approaches are consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.”  Given recent declines in the price of crude oil and the related impact on the valuations of energy related companies, relevant market data was difficult to obtain and was of limited usefulness.  Accordingly, we relied heavily on the use of the income approach for the valuation of the reporting unit.

A discounted cash flow analysis requires us to make various assumptions about sales, operating margins, capital expenditures, working capital and growth rates.  These assumptions are based on our budgets, business plans, economic projections, and anticipated future cash flows.  In determining the fair value of our reporting units, we were required to make significant judgments and estimates regarding the impact of anticipated economic factors on our business.  The forecasts used in these analyses make certain assumptions about future pricing, volumes and expected maintenance capital expenditures.  Assumptions are also made for “normalized” perpetual growth rates for periods beyond the long range financial forecast period.  Critical estimates that are used as part of these evaluations include, among other things, the discount rate applied to future earnings reflecting a weighted average cost of capital rate and earnings growth assumptions.  Our estimate of water volumes disposed and revenue per barrel of water disposed are important assumptions used in our discounted cash flow analysis for our SWD facilities.

Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.  As a result, actual performance in the near and longer-term could be different from these expectations and assumptions.  This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors, such as continued increases in oil field development in our customer base.  In addition, some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including commodity prices, interest rates, cost of capital and our credit ratings.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units and other intangible assets, it is reasonably possible that a material change could occur that would require a goodwill impairment charge in the near future.

The W&ES segment has experienced increased competition in the regions in which we operate which has resulted in declining volumes and increased pricing pressure.  Steady and continued declines in oil prices have intensified competitive pressures and had a direct impact on our revenues.  Many of our customers have announced significantly reduced drilling programs in the Bakken.  The decline in drilling will directly impact the amount of flowback and produced water that we process and dispose.  The energy downturn is also expected to continue to negatively impact our pricing as our customers look for ways to reduce costs.  In addition, as we process lower water volumes, in particular flowback water volumes directly attributable to drilling, we will recover less skim oil.

Based on our quantitative analysis, we determined that goodwill for W&ES was not impaired as of our 2015 annual review date. Because additional SWD property and equipment were impaired in the fourth quarter due to continued declines in disposed volumes and depressed prices, we updated our W&ES valuation through December 31, 2015. Based on these 2015 analyses, we determined that the carrying value of the W&ES reporting unit was less than the estimated fair market value and therefore, there was no goodwill impairment adjustment for 2015. In 2014, we determined that the carrying value of the W&ES reporting unit exceeded the fair value of the reporting unit resulting in a goodwill impairment charge of $19.8 million.  Further declines in cash flows in the W&ES segment could result in declines in our fair market valuation of W&ES and, consequently, additional goodwill impairments.

Depreciation Methods, Estimated Useful Lives of Property and Equipment

Depreciation expense represents the systematic and rational write-off of the cost of property and equipment, net of residual or salvage value (if any), to the results of operations for the periods the assets are used. We depreciate our property and equipment using the straight-line method, which results in recording depreciation expense evenly over the estimated life of the individual assets. The estimate of depreciation expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. At the time we acquired and placed our property and equipment in service, we developed assumptions about such lives and residual values that we believe are reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation expense amounts prospectively. We currently use a life of 15 years for wells and related equipment, which include subsurface well completion and other improvements. We use a life of 9 years for tanks, plumbing and storage tanks and generally 5 years for our testing equipment and trailers. We use lives of 30 – 39 years for buildings. We believe that these lives represent the economic lives of the assets and that substantial capital expenditures would need to be incurred to extend their economic lives. Examples of such circumstances include changes in laws and regulations that limit the estimated economic life of an asset; changes in technology that render an asset obsolete; or changes in expected salvage values. At this time, we do not believe that it is likely that any of these circumstances will occur.

Consolidated Results of Operations – Cypress Energy Partners, L.P.

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for reasons described below:

●	The Partnership has recorded impairments of long-lived assets, intangible assets and goodwill in 2015, 2014 and 2013 totaling $6.6 million, $32.5 million and $4.1 million, respectively.

●

Effective June 1, 2015, the Partnership acquired the remaining 49% interest in Cypress Energy Services, LLC (“CES LLC”) previously held by a related party. As a result of this transaction, the 2014 Consolidated Financial Statements reflect a non-controlling interest of 49% of CES LLC from the IPO date through the end of the period, while the 2015 Consolidated Financial Statements reflect a 49% non-controlling interest from January 1, 2015 through May 31, 2015 related to CES LLC. The 51% ownership in CES LLC was not acquired until October 1, 2013; accordingly, the financial data presented does not reflect the results of operations of CES LLC prior to that date.

●

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business. The Consolidated Financial Statements will include Brown in the IS segment from this date forward, including a 49% non-controlling interest.

●

At the closing of the IPO, we acquired a 50.1% interest in each of the TIR Entities with Holdings and certain affiliates continuing to hold the remaining 49.9% interest (“Retained Interest”).  The non-controlling interest is reduced by certain interest charges as outlined in our amended and restated omnibus agreement.  The contribution of interests in the TIR Entities to the Partnership has been treated as a reorganization of entities under common control.  Accordingly, the results of operations and assets and liabilities of the TIR Entities are included in the historical financial information of the Partnership for periods from June 26, 2013, the date Holdings obtained control of the TIR Entities. Effective February 1, 2015, the Partnership acquired the remaining 49.9% non-controlling ownership interest of the TIR Entities from affiliated parties.  Accordingly, the 2014 Consolidated Financial Statements reflect a non-controlling interest of 49.9% of the TIR Entities from the IPO date through the end of the period, while the Consolidated Financial Statements for 2015 reflect a 49.9% non-controlling interest from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests in both periods).

●	In the fourth quarter of 2014, the Partnership acquired an additional SWD facility in the Bakken shale region of North Dakota. Therefore, the results for the year ended December 31, 2015 include the activity for the additional well.

●	The years ended December 31, 2014 and 2013 reflect non-recurring offering costs of $0.4 million and $1.4 million, respectively, incurred in conjunction with our IPO. In addition, net income of the Partnership for the period from January 1, 2014 through January 20, 2014 (the period prior to our IPO) is reflected as net income attributable to general partner in the Consolidated Statements of Operations for the year ended December 31, 2014.

●	General and administrative expenses have increased as a result of operating as a publicly traded partnership. At the closing of the IPO, CEP LLC, the Partnership and other affiliates entered into an omnibus agreement with Holdings. Among other things, the agreement calls for an annual administrative fee to be paid by the Partnership in the amount of $4.0 million (adjusted annually as provided for in the omnibus agreement), payable in quarterly installments to Holdings, for providing the Partnership with certain overhead services, including executive management services by certain officers of our General Partner, compensation expense, including stock-based compensation expense for employees required to manage and operate our business as well as the costs of operating a publicly traded partnership, including costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent registered public accounting firm fees, investor relations activities and registrar and transfer agent fees.

●	Interest expense will not be comparable between periods presented as a result of our Credit Agreement entered into in December 2013 that resulted in more favorable credit terms as compared to previous periods and increased interest expense because of increased borrowings related to acquisitions made by the Partnership during the periods presented. Borrowings under the Credit Agreement were initially used to, among other things, refinance outstanding obligations of the TIR Entities which had significantly higher interest rates. In addition, interest expense for the TIR Entities is only reflected for periods from June 26, 2013 forward.

Consolidated Results of Operations

The following table compares the operating results of Cypress Energy Partners, L.P. for the periods indicated.

	2015 (a)	2014	2013 (b)
			Recast
	(in thousands)

Revenues	$371,191	$404,418	$249,133
Costs of services	326,261	355,355	213,690
Gross margin	44,930	49,063	35,443

Operating costs and expense:
General and administrative	23,795	21,321	12,467
Depreciation, amortization and accretion	5,427	6,345	5,164
Impairments	6,645	32,546	4,131
Operating income (loss)	9,063	(11,149)	13,681

Other income (expense):
Interest expense, net	(5,656)	(3,208)	(4,000)
Offering costs	-	(446)	(1,376)
Gain on reversal of contingent consideration	-	-	11,250
Gain on waiver of right of purchase and other, net	1,136	92	37
Net income (loss) before income tax expense	4,543	(14,711)	19,592
Income tax expense	452	468	15,237
Net income (loss)	4,091	(15,179)	4,355

Net income attributable to non-controlling interests	599	4,973	22
Net income (loss) attributable to partners / controlling interests	3,492	(20,152)	$4,333

Net income (loss) attributable to general partner	(648)	149
Net income (loss) attributable to limited partners	$4,140	$(20,301)

(a)	Activity for the year ended December 31, 2015 includes the operations of Brown (IS segment) from the May 1, 2015 acquisition date through the end of the year.
(b)	Activity for the year ended December 31, 2013 includes the operations of the TIR Entities (PIS segment) from the June 26, 2013 acquisition date through the end of the year.

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  See also Note 2 to our Consolidated Financial Statements included in “Item 8. – Financial Statement and Supplementary Data.”

The following is a discussion of significant changes in the non-segment related corporate other income and expenses for the years ended December 31, 2015, 2014 and 2013.

Interest expense. Interest expense increased in 2015 primarily due to increased borrowings related to the acquisition of the remaining 49.9% interest in the TIR Entities and the acquisition of 51% of Brown. Interest expense in 2015 and 2014 primarily consists of interest on borrowings under our Credit Agreement entered into in December 2013, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense declined from 2013 to 2014 primarily due to lower interest rates related to the new credit facility entered into in December 2013, even though interest expense for the TIR Entities only includes periods subsequent to June 26, 2013, the date they were effectively acquired by affiliates of the Company.  Average debt outstanding for the years ended December 31, 2015, 2014 and 2013 was $129.9 million, $72.5 million and $62.8 million, respectively.  Average outstanding debt for 2013 only includes the period from June 26, 2013 through December 31, 2013 as the Partnership had no debt outside of the TIR Entities.

Offering costs. We incurred costs of $0.4 million and $1.4 million in 2014 and 2013, respectively, primarily for professional services related to our IPO.  There were no offering costs incurred in 2015.

Gain on reversal of contingent consideration. During 2013, the W&ES segment recognized a non-recurring gain of $11.3 million as a result of the reversal of a previously recorded contingent purchase price liability.

Income tax expense.  We believe that we qualify as a partnership for income tax purposes and therefore, generally do not pay income tax.  Rather, each owner reports his or her share of our income or loss on his or her individual tax return.  Income tax expense in 2015 and 2014 of $0.5 million includes income taxes related to one taxable corporate subsidiary in the United States and two taxable corporate subsidiaries in Canada in our PIS segment, as well as business activity, gross margin, and franchise taxes incurred in certain states.  The 2013 income tax expense of $15.2 million is primarily related to the change in legal status of certain of the TIR Entities, whereby they converted from corporate status to partnership status in December 2013, as well as income tax expense related to taxable corporate subsidiaries of the TIR Entities for the period from June 26, 2013 to December 9, 2013, the date of conversion to pass-through status.  The Predecessor did not incur any income taxes.

Gain on waiver of right of purchase and other, net. During 2015, the Partnership received $1.0 million for relinquishing its option to purchase certain assets from a related party. The proceeds from that transaction are recorded in other, net in the Consolidated Statement of Operations

Net income attributable to non-controlling interests.  The net income attributable to non-controlling interests shown in our Consolidated Results of Operations reflects interests in the net income of consolidated entities that are not 100% owned by the Partnership. The decrease from 2014 to 2015 reflects the fact that we acquired the remaining 49.9% of the TIR Entities effective February 1, 2015. The 2015 balance primarily represents one month of minority ownership of the TIR Entities, as well as eight months of 49% of Brown Integrity, LLC earnings (acquired May 1, 2015). The increase from 2013 reflects the fact that the TIR Entities were reported on a combined basis of accounting from June 26, 2013 through January 21, 2014, the date a 50.1% ownership interest in the TIR Entities was contributed to the Partnership.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of our PIS segment for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$341,929		$382,002		$(40,073)	(10.5)%
Costs of services	309,584		346,738		(37,154)	(10.7)%
Gross margin	32,345	9.5%	35,264	9.2%	(2,919)	(8.3)%

General and administrative	16,672	4.9%	17,734	4.6%	(1,062)	(6.0)%
Depreciation, amortization and accretion	2,512	0.7%	2,539	0.7%	(27)	(1.1)%
Operating income	$13,161	3.8%	$14,991	3.9%	$(1,830)	(12.2)%

Operating Data
Average number of inspectors	1,392		1,535		(143)
Average revenue per inspector per week	$4,711		$4,773		$(62)
Revenue variance due to number of inspectors					$(35,126)
Revenue variance due to average revenue per inspector					$(4,947)

Revenues.  Revenues decreased $40.1 million from 2014 to 2015 primarily due to a decrease in the average number of inspectors engaged (down 143 inspectors accounting for $35.1 million of the decrease from year-to-year) and, to a lesser extent, a reduction in the average revenue billed for each inspector during the years presented. The decline in the average number of inspectors deployed is directly attributable to the timing of projects for our customers. During 2015 we have seen delays and/or cancellations of significant projects within our customer base as a result of economic conditions in the energy industry. We continue to focus on areas of inspection less impacted by economic conditions, such as maintenance projects and projects associated with public utility companies to help mitigate the decline in revenues associated with new constructions projects. The decline in average revenue per inspector is impacted by a change in customer mix as well as pricing concessions granted during the year. Fluctuations in the average revenue per inspector per year are not unexpected given our mix of customers as we have different billing rates and charges for different types of inspectors and different types of inspection services.

Costs of services.  Costs of services decreased $37.2 million from 2014 to 2015, which is directly attributable to the decline in revenues and average number of inspectors in the field.

Gross margin.  Gross margin decreased $2.9 million from 2014 to 2015.  The gross margin percentages from year-to-year improved slightly (9.5% in 2015 and 9.2% in 2014). The increase in gross margin is attributable to the mix of services provided throughout the year.

General and administrative.  General and administrative expenses decreased $1.1 million primarily due to focused efforts to reduce overhead costs, primarily non-billable payroll, in response to the energy sector downturn.

Operating income.  Operating income for the year ended December 31, 2015 decreased $1.8 million compared to the year ended December 31, 2014, primarily due to the gross margin decrease of $2.9 million, offset by a decrease in general and administrative costs of $1.1 million.

The following table summarizes the operating results of our PIS segment for the year ended December 31, 2014 and the period from June 26, 2013 through December 31, 2013.

	Years Ended December 31,
	2014	% of Revenue	2013 (a)	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$382,002		$226,901		$155,101	68.4%
Costs of services	346,738		206,343		140,395	68.0%
Gross margin	35,264	9.2%	20,558	9.1%	14,706	71.5%

General and administrative	17,734	4.6%	9,175	4.0%	8,559	93.3%
Depreciation, amortization and accretion	2,539	0.7%	1,327	0.6%	1,212	91.3%
Impairments	-	0.0%	702	0.3%	(702)	(100.0)%
Operating income	$14,991	3.9%	$9,354	4.1%	$5,637	60.3%

Operating Data
Average number of inspectors	1,535		1,706	(b)	(171)	(10.0)%
Average revenue per inspector per week	$4,773		$4,952	(b)	$(179)	(3.6)%

(a)	Includes activity from June 26, 2013 acquisition date through December 31, 2013.
(b)	Average number of inspectors and average revenue per inspector per week reflect averages over the period since acquisition.

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

Gross margin.  Gross margin increased $14.7 million from 2013 to 2014 due to a full year of operations in 2014.  The 2014 gross margin percentage remained consistent with that of the prior year at just over 9.0%.

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

Integrity Services (IS)

The following table summarizes the results of the IS segment for the period May 1, 2015 (date of acquisition) through December 31, 2015.

	May 1, 2015 through December 31, 2015 Period
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$14,614		$-		$14,614
Costs of sales	10,398		-		10,398
Gross margin	4,216	28.8%	-		4,216

General and administrative	2,490	17.0%	-		2,490
Depreciation, amortization and accretion	421	2.9%	-		421
Operating income	$1,305	8.9%	$-		$1,305

Operating Data
Average number of field personnel	33
Average revenue per field personnel per week	$20,261

Revenue.   Revenues for the IS segment since the May 1, 2015 acquisition were $14.6 million, representing hydrostatic testing of newly constructed and existing pipelines performed under cost plus and fixed price contracts.

Costs of services. Costs of services were $10.4 million and represent labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests.

Gross margin.  The gross margin was $4.2 million for the period.

General and administrative. General and administrative costs for the period were $2.5 million and were primarily composed of salaries and general office expenditures.

Depreciation, amortization and accretion. Depreciation and amortization charges for the period were $0.4 million.

Water and Environmental Services (W&ES)

The following table summarizes the operating results of our W&ES segment for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$14,648		$22,416		$(7,768)	(34.7)%
Costs of services	6,279		8,617		(2,338)	(27.1)%
Gross margin	8,369	57.1%	13,799	61.6%	(5,430)	(39.4)%

General and administrative	3,351	22.9%	3,587	16.0%	(236)	(6.6)%
Depreciation, amortization and accretion	2,494	17.0%	3,806	17.0%	(1,312)	(34.5)%
Impairments	6,645	45.4%	32,546	145.2%	(25,901)	(79.6)%
Operating loss	$(4,121)	(28.1)%	$(26,140)	(116.6)%	$22,019	(84.2)%

Operating Data
Total barrels of saltwater disposed	18,864		19,066		(202)	(1.1)%
Average revenue per barrel disposed (a)	$0.78		$1.18		$(0.40)	(34.0)%
Revenue variance due to barrels disposed					$(237)
Revenue variance due to revenue per barrel					$(7,531)

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes flowback, produced water, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenue.   The decrease of $7.8 million in revenues is primarily due to a 34.0% reduction in the overall average disposal price per barrel from 2014 to 2015 (accounting for $7.5 million of the total $7.8 million decrease year-to-year). The average revenue per barrel disposed declined from $1.18 in 2014 to $0.78 in 2015. The primary contributor to the decline in the average revenue per barrel is the decline in oil revenues. In 2014, oil revenue represented 22% of total revenue compared to 8% in 2015. The decline in oil revenue is attributable to the decline in oil prices, as well as the volume of oil recovered through our skim oil recovery process. The decline in oil recovered is associated with decreased drilling in the areas in which we operate. Drilling activities generate flowback water which is typically higher in oil content. In addition to the decline in oil revenues, the segment has experienced a corresponding decline in flowback water disposal revenues. The decline in the volume flowback water disposed was largely offset by an increase in production water volumes disposed, primarily attributable to the acquisition of the Mork facility effective December 1, 2014. However, because flowback disposal pricing is higher than production water disposal pricing, we experienced an overall decline in revenue attributable to the shift in volumes between flowback disposal and production disposal.

Costs of services.   Costs of services decreased from 2014 to 2015 primarily due to lower repairs and maintenance expenses, lower labor related costs and lower oil disposal costs. Repairs and maintenance expenses can fluctuate period to period depending on the nature and timing of required repairs and the type and volume of water disposed at each facility. The decrease in repairs and maintenance is attributable to lower water volumes, in particular flowback volumes associated with drilling activity, as well as the occurrence of some large expenditures in 2014. In response to lower volumes and prices, we have altered labor schedules and hours of operation across our facilities which has resulted in lower total labor costs. In addition to the schedule adjustments, we are no longer incurring labor costs for two facilities that we previously managed. The lower oil disposal costs are directly attributable to the decline in oil barrels sold.

Gross margin. Gross margin decreased as a result of the reduced revenues, offset by a reduction in cost of services. The decrease in gross margin percentage is mainly caused by lower water disposal revenues, offset in part, by lower costs of services from 2014 to 2015. The decrease in the gross margin percentage is also attributable to the loss of management revenue related to two management contracts terminated by the owners in the first half of 2015.

General and administrative expense. The reduction in general and administrative expenses of $0.2 million is mainly attributable to general cost cutting measures instituted by the Partnership.

Impairments.  As a result of the decline in commodity prices and a decline in drilling activity around some of our facilities, we recorded impairment charges during the years ended December 31, 2015 and 2014 associated with our W&ES segment totaling $6.6 million and $32.5 million, respectively.  The impairment charges consist of impairments of long lived assets in the years ended December 31, 2015 and 2014 totaling $6.6 million and $12.8 million, respectively, and goodwill impairments in the year ended December 31, 2014 totaling $19.8 million.

Operating loss.   Operating loss declined $22.0 million from 2014 to 2015 primarily due to a decrease in impairment charges totaling $25.9 million.  Excluding the impairment charges, segment operating loss increased $3.9 million primarily attributable to the decline in the gross margin discussed above, offset in part, by lower depreciation, amortization and accretion deductions due to the impairment write down to the basis of depreciable assets in 2014.

The following table summarizes the operating results of our W&ES segment for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	% of Revenue	2013 (Recast)	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$22,416		$22,232		$184	0.8%
Costs of services	8,617		7,347		1,270	17.3%
Gross margin	13,799	61.6%	14,885	67.0%	(1,086)	(7.3)%

General and administrative	3,587	16.0%	3,292	14.8%	295	9.0%
Depreciation, amortization and accretion	3,806	17.0%	3,837	17.3%	(31)	(0.8)%
Impairments	32,546	145.2%	3,429	15.4%	29,117	849.1%
Operating income (loss)	$(26,140)	(116.6)%	$4,327	19.5%	$(30,467)	(704.1)%

Operating Data
Total barrels of saltwater disposed	19,066		19,541		(475)	(2.4)%
Average revenue per barrel disposed (a)	$1.18		$1.14		$0.04	3.3%
Revenue variance due to barrels disposed					$(541)
Revenue variance due to revenue per barrel					$725

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes flowback, produced water, residual oil sales and management fees) by the total barrels of saltwater disposed.

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

General and administrative expense. The increase in general and administrative expense is primarily attributable to the allocation of the annual administration fee charged by Holdings under our amended and restated omnibus agreement.  The allocation to W&ES for 2014 was $1.1 million, which exceeded 2013 allocated costs by $0.6 million.  In addition, general and administrative expenses increased $0.2 million as a result of having a full year of operations of CES LLC. The increases were partially offset by a reduction of professional service fees of $0.6 million.  The decrease in professional service fees were primarily related to the preparation of our IPO in 2013 that were absent in 2014.

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

Operating income (loss).  Operating income declined $30.5 million from 2013 primarily due to an increase in impairment charges totaling $29.1 million.  Excluding the impairment charges, segment operating income decreased $1.4 million.

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new pipeline inspection companies and SWD facilities or expanding our existing assets and offerings in our current operations.  In addition, the working capital needs of the PIS segment are substantial.  Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial”, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by borrowings under our Credit Agreement and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At December 31, 2015, our sources of liquidity included:

●	cash generated from operations, which resulted in $24.2 million in cash on the balance sheet at December 31, 2015 (inclusive of cash attributable to the non-controlling interest holders);

●

borrowings under our Credit Agreement under which we had $59.1 million available for borrowings at December 31, 2015 that are limited by certain borrowing base limitations and financial covenant ratios as outlined in the Credit Agreement; and

●

issuance of equity and/or debt securities.  The Partnership filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which the Partnership may issue in any combination of equity or debt securities from time to time in one or more offerings.

We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital requirements and capital expenditures for the foreseeable future.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods identified.  The cash flows include activity of the W&ES segment for the periods presented and activity of the PIS segment since the acquisition of the TIR Entities on June 26, 2013 and activity of the IS segment since the acquisition of Brown on May 1, 2015 and therefore, may not be comparable from period to period.

	Year Ended December 31,
	2015	2014	2013
			Recast
		(in thousands)

Net cash provided by operating activities	$26,921	$13,016	$7,154
Net cash provided by (used in) investing activities	(64,879)	(2,286)	5,779
Net cash provided by (used in) financing activities	42,501	(16,030)	13,363
Effect of exchange rates on cash	(1,150)	(633)	(90)
Net increase (decrease) in cash and cash equivalents	$3,393	$(5,933)	$26,206

Operating activities.  Operating cash flow increased in 2015 because of the fact that the operating cash flows for 2014 reflect the payment of income taxes of approximately $15.0 related to the conversion of the U.S. TIR Entities from taxable entities to pass-through entities for income tax purposes.  Income taxes reflected in the 2015 cash flows are minimal. The increase from 2013 to 2014 is a result of the fact that 2013 only includes operations of the TIR Entities form Junes 26, 2013 forward.

Investing activities.  The cash used in investing activities in 2015 primarily relates to the acquisition of the remainder of the TIR Entities effective February 1, 2015 for $52.6 million and the acquisition of Brown on May 1, 2015 for $10.4 million. There was only one acquisition in 2014 for a total of $1.7 million. The remaining investing cash flows for 2015 and 2014 were primarily for capital expenditures at facilities. The cash provided by investing activities in 2013 represents $10.8 million of cash on the balance sheet of the TIR Entities at June 26, 2013, offset primarily by capital expenditures at our facilities.

Financing activities.  For the year ended December 31, 2015, cash flows from financing activities primarily consist of incremental borrowings under our revolving credit facility of $68.8 million offset by repayments of $5.5 million and distributions to partners and non-controlling members totaling $10.8 million.  The incremental borrowings included $52.6 million for the TIR Entities acquisition and $10.7 million for the acquisition of Brown. For the year ended December 31, 2014, net activity under our credit facility was attributable to incremental borrowings of $2.6 million related to the acquisition and completion of an additional SWD facility.  In addition, distributions to partners and the non-controlling members of the TIR Entities totaled $17.7 million.  Also included in our financial cash flows for 2014 were proceeds from our IPO of $80.2 million which were distributed to Holdings.  Cash flows from financing activities for 2013 included $18.9 million of net borrowings under our financing arrangements, offset by payment of $3.4 in debt issuance costs and $2.5 million in offering costs associated with our IPO.

Working Capital

Our working capital was $64.2 million at December 31, 2015, compared to $66.0 million at December 31, 2014. Our PIS and IS segments have substantial working capital needs as they generally pay their inspectors and field personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed. We utilize borrowings under our Credit Agreement to fund the working capital needs of these segments.  These borrowings reduce the amount of credit available for other uses, such as acquisitions and growth projects, and increases interest expense, thereby reducing cash flow.  Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.”

Capital Requirements

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities. Our partnership agreement will require that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, workovers, pipelines, pumps and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace tubing and packers on the SWD well itself to maintain equipment reliability, integrity and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures for the years ended December 31, 2015 and 2014 were $0.5 million and $0.2 million, respectively.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term.  Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties and the construction or development of additional saltwater disposal capacity or efficiencies, to the extent such expenditures are expected to expand our long-term operating capacity or operating income.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of the date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed of. Expansion capital expenditures for the years ended December 31, 2015 and 2014 were $1.2 million and $1.8 million, respectively.

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

At December 31, 2015 and 2014, outstanding borrowings under the Credit Agreement totaled $140.9 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $52.0 and $50.0 million at December 31, 2015 and 2014, respectively. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $88.9 million and $27.6 million at December 31, 2015 and 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement.  Generally, the interest rate on our Credit Agreement borrowings ranged between 2.68% and 4.17% for the year ended December 31, 2015 and 2.65% and 3.50% for the year ended December 31, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the years ended December 31, 2015 and 2014 was $5.2 million and $3.1 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At December 31, 2015, our total adjusted leverage ratio was 3.07 to 1.0 and our interest coverage ratio was 4.84 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

A summary of the Partnership’s contractual obligations and other commitments, as of December 31, 2015, is shown in the table below.

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(in thousands)

Long-term debt	$140,900	$-	$140,900	$-	$-
Lease obligations	2,161	748	806	77	530
Total	$143,061	$748	$141,706	$77	$530

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Less than 1% of our consolidated revenues in 2015 are derived from sales of commodities. A hypothetical change in commodity prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities of approximately $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our wastewater disposal and pipeline inspection and integrity services resulting in an increase or decrease of our revenues and gross margins.

Interest Rate Risk

We currently have exposure to changes in interest rates on our indebtedness associated with our Credit Agreement.  We may implement swap or cap structures to mitigate our exposure to interest rate risk; however, we do not currently have any swaps or cap structures in place.  Accordingly, as of December 31, 2015, our exposure consists of floating interest rate fluctuations on our outstanding indebtedness under our Credit Agreement of $140.9 million.  A hypothetical change in interest rates of 1.0% would result in an increase or decrease of our annual interest expense of approximately $1.4 million.

The credit markets have recently experienced historical lows in interest rates.  As the overall economy strengthens, it is possible that monetary policy will continue to tighten further, resulting in higher interest rates to counter possible inflation as was evidenced by the Federal Reserve raising interest rates in December 2015.  Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

Counterparty and Customer Credit Risk

Our credit exposure generally relates to receivables for services provided.  If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the amounts they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, any downgrade of our customers’ receivables from investment grade (defined as BBB- or higher by S&P or Baa3 or higher by Moody’s) could reduce our borrowing capacity or potentially place the Partnership at risk of default on the working capital revolving credit facility of our Credit Agreement. The result of downgrades of our customers’ receivables could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Cypress Energy Partners, GP, LLC

General Partner of Cypress Energy Partners, L.P.

and the Limited Partners of Cypress Energy Partners, L.P.

We have audited the accompanying consolidated balance sheets of Cypress Energy Partners, L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cypress Energy Partners, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 23, 2016

CYPRESS ENERGY PARTNERS, L.P.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(in thousands, except unit data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$24,150	$20,757
Trade accounts receivable, net	48,265	54,075
Deferred tax assets	34	68
Prepaid expenses and other	2,329	2,440
Total current assets	74,778	77,340
Property and equipment:
Property and equipment, at cost	23,706	27,878
Less: Accumulated depreciation	5,369	3,538
Total property and equipment, net	18,337	24,340
Intangible assets, net	32,486	30,245
Goodwill	65,273	55,545
Debt issuance costs, net	1,771	2,318
Other assets	42	54
Total assets	$192,687	$189,842

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$2,205	$2,461
Accounts payable - affiliates	913	586
Accrued payroll and other	7,095	7,750
Deferred tax liabilities	42	-
Income taxes payable	350	546
Total current liabilities	10,605	11,343
Long-term debt	140,900	77,600
Deferred tax liabilities	363	438
Asset retirement obligations	117	33
Total liabilities	151,985	89,414

Commitments and contingencies - Note 13

Owners' equity:
Partners’ capital:
Common units (5,920,467 and 5,913,000 units outstanding at December 31, 2015 and 2014, respectively)	253	6,285
Subordinated units (5,913,000 units outstanding at December 31, 2015 and 2014)	59,143	66,096
General partner	(25,876)	1,999
Accumulated other comprehensive loss	(2,791)	(525)
Total partners' capital	30,729	73,855
Non-controlling interests	9,973	26,573
Total owners' equity	40,702	100,428
Total liabilities and owners' equity	$192,687	$189,842

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except unit and per unit data)

	2015	2014	2013
			Recast - Note 2

Revenues	$371,191	$404,418	$249,133
Costs of services	326,261	355,355	213,690
Gross margin	44,930	49,063	35,443

Operating costs and expense:
General and administrative	23,795	21,321	12,467
Depreciation, amortization and accretion	5,427	6,345	5,164
Impairments	6,645	32,546	4,131
Operating income (loss)	9,063	(11,149)	13,681

Other (expense) income:
Interest expense, net	(5,656)	(3,208)	(4,000)
Offering costs	-	(446)	(1,376)
Gain on reversal of contingent consideration	-	-	11,250
Gain on waiver of right of purchase and other, net	1,136	92	37
Net income (loss) before income tax expense	4,543	(14,711)	19,592
Income tax expense	452	468	15,237
Net income (loss)	4,091	(15,179)	4,355

Net income attributable to non-controlling interests	599	4,973	22
Net income (loss) attributable to partners / controlling interests	3,492	(20,152)	$4,333

Net income (loss) attributable to general partner	(648)	149
Net income (loss) attributable to limited partners	$4,140	$(20,301)

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$2,071	$(10,150)
Subordinated unitholders	2,069	(10,151)
	$4,140	$(20,301)

Net income (loss) per common limited partner unit - basic and diluted	$0.35	$(1.72)

Net income (loss) per subordinated limited partner unit - basic and diluted	$0.35	$(1.72)

Weighted average common units outstanding - basic and diluted	5,918,608	5,913,000
Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
			Recast - Note 2

Net income (loss)	$4,091	$(15,179)	$4,355
Other comprehensive loss - foreign currency translation	(1,742)	(937)	(112)

Comprehensive income (loss)	$2,349	$(16,116)	$4,243

Comprehensive income attributable to non-controlling interests	142	4,658	22

Comprehensive income (loss) attributable to partners / controlling interests	$2,207	$(20,774)	$4,221

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Consolidated Statement of Owners' Equity

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

			Partners' Capital
	Parent Net Investment Attributable to Controlling Interest	Parent Net Investment Attributable to Non-Controlling Interest	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Balance, December 31, 2012 (Recast - Note 2)	$66,497	$-	$-	$-	$-	$-	$-	$-

Contribution attributable to General Partner	-	-	6,210	-	-	-	-	6,210
Sale of member interest in subsidiary	-	697	-	-	-	-	-	-
Net distribution to members	(5,763)	-	-	-	-	-	-	-
Parent investment in TIR Entities	63,617	-	-	-	-	-	-	-
Purchase of non-controlling interests	(572)	-	-	-	-	-	-	-
Stock option expense	90	-	-	-	-	-	-	-
Tax benefit of stock options exercised over FMV	528	-	-	-	-	-	-	-
Net income	5,727	22	(1,394)	-	-	-	-	(1,394)
Foreign currency translation adjustment	(112)	-	-	-	-	-	-	-
Balance, December 31.2013 (Recast - Note 2)	130,012	719	4,816	-	-	-	-	4,816

Net income attributable to the period from January 1, 2014 to January 20, 2014	1,092	(6)	(446)	-	-	-	-	(446)
Foreign currency translation adjustment attributable to the period January 1, 2014 to January 20, 2014	(304)	-	-	-	-	-	-	-
Net distributions to members	(168)	-	-	-	-	-	-	-
Contribution attributable to General Partner	-	-	979	-	-	-	-	979
Contributions of Predecessor and 50.1% of TIR Entities in exchange for units	(130,632)	(713)	-	22,491	82,470	(208)	26,592	131,345
Proceeds from initial public offering, net of costs	-	-	(2,853)	80,213	-	-	-	77,360
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	-	-	(80,213)	-	-	-	(80,213)
Distribution to limited partners	-	-	-	(6,532)	(6,532)	-	-	(13,064)
Distributions to non-controlling interest	-	-	-	-	-	-	(4,683)	(4,683)
Equity-based compensation	-	-	-	476	309	-	-	785
Net income attributable to the period from January 21, 2014 to December 31, 2014	-	-	(497)	(10,150)	(10,151)	-	4,979	(15,819)
Foreign currency translation adjustment	-	-	-	-	-	(317)	(315)	(632)
Balance, December 31.2014	-	-	1,999	6,285	66,096	(525)	26,573	100,428

Net income (loss)	-	-	(648)	2,071	2,069	-	599	4,091
Foreign currency translation adjustment	-	-	-	-	-	(1,285)	(457)	(1,742)
Acquisition of 49.9% interest in the TIR Entities (Note 3)	-	-	(27,729)	-	-	(981)	(23,878)	(52,588)
Acquisition of 51% interest in Brown Integrity, LLC (Note 3)	-	-	-	-	-	-	9,497	9,497
Acquisition of 49% interest in Cypress Energy Services, LLC (Note 12)	-	-	-	470	470	-	(940)	-
Contribution attributable to General Partner	-	-	648	-	-	-	-	648
Distributions to limited partners	-	-	-	(9,620)	(9,612)	-	-	(19,232)
Distributions to non-controlling interests	-	-	(146)	-	-	-	(1,421)	(1,567)
Equity-based compensation	-	-	-	1,047	120	-	-	1,167
Balance, December 31.2015	$-	$-	$(25,876)	$253	$59,143	$(2,791)	$9,973	$40,702

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
Operating activities:
Net income (loss)	$4,091	$(15,179)	$4,355
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	6,004	6,513	5,261
Impairments	6,645	32,546	4,131
(Gain) loss on asset disposal	(1)	3	-
Gain on reversal of contingent consideration	-	-	(11,250)
Interest expense from debt issuance cost amortization	547	714	1,219
Amortization of equity-based compensation	1,167	785	90
Equity earnings in investee company	(102)	(46)	(32)
Distributions from investee company	100	55	-
Deferred tax benefit, net	(32)	(13)	(2,016)
Non-cash allocated expenses	648	497	-
Changes in assets and liabilities:
Trade accounts receivable	9,039	6,650	(8,793)
Prepaid expenses and other	233	(933)	283
Accounts payable and accrued payroll and other	(1,222)	(2,964)	(1,910)
Income taxes payable	(196)	(15,612)	15,816
Net cash provided by operating activities	26,921	13,016	7,154

Investing activities:
Proceeds from disposals of property and equipment	2	-	-
Cash paid for acquisition of 49.9% interest in the TIR Entities (Note 3)	(52,588)	-	-
Cash paid for acquisition of 51% interest in Brown Integrity, LLC, net of cash acquired (Note 3)	(10,436)	-	-
Cash acquired - acquisition of 50.1% interest in the TIR Entities (Note 3)	-	-	10,108
Acquisitions of businesses	-	(1,769)	(500)
Purchases of property and equipment	(1,857)	(517)	(3,829)
Net cash provided by (used in) investing activities	(64,879)	(2,286)	5,779

Financing activities:
Proceeds from initial public offering	-	80,213	-
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	-	(80,213)	-
Payment of offering costs	-	(314)	(2,539)
Advances on long-term debt	68,800	7,600	75,000
Repayment of long-term debt	(5,500)	(5,000)	(19,385)
Net payments of factoring agreement	-	-	(36,748)
Payment of debt issuance costs	-	(883)	(3,368)
Payments on behalf of affiliates	-	-	(5,763)
Purchase of non-controlling interests	-	-	(572)
Tax benefit of stock options exercised	-	-	528
Distributions to members prior to IPO	-	(168)	-
Contribution attributable to general partner		482	6,210
Distributions to limited partners	(19,232)	(13,064)	-
Distributions to non-controlling members of the TIR Entities	(1,567)	(4,683)	-
Net cash provided by (used in) financing activities	42,501	(16,030)	13,363

Effect of exchange rates on cash	(1,150)	(633)	(90)

Net increase (decrease) in cash and cash equivalents	3,393	(5,933)	26,206
Cash and cash equivalents, beginning of period	20,757	26,690	484
Cash and cash equivalents, end of period	$24,150	$20,757	$26,690

Non-cash items:
Accounts payable excluded from capital expenditures	$100	$756	$330

Supplemental cash flow disclosures:
Cash taxes paid	$579	$16,674	$817
Cash interest paid	5,167	2,415	3,917

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide salt water disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding 5,920,467 common units were made available to the general public at $20.00 per common unit ($18.70 per common unit, net of underwriting discounts, commissions and fees), which included a 562,500 unit over-allotment option that was exercised by the underwriters. We received net proceeds of $80.2 million from the IPO, after deducting underwriting discounts and structuring fees.  The net proceeds from the IPO were distributed to Cypress Energy Holdings II, LLC as reimbursement for certain capital expenditures it incurred with respect to assets contributed to us. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees and directors of the Partnership.

Total deferred offering costs of $2.9 million, including costs incurred during the year ended December 31, 2014 of $0.3 million, were charged against the proceeds of the IPO.  In addition, the Partnership incurred $0.4 million and $1.4 million of offering costs during the years ended December 31, 2014 and 2013, respectively, that were expensed as incurred.  These non-recurring costs are reflected as offering costs in the Partnership’s Consolidated Statements of Operations. There were no offering costs incurred in the year ended December 31, 2015.

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”) and Water and Environmental Services (“W&ES”) reportable segments.  In conjunction with our acquisition of a 51% interest in Brown Integrity, LLC (“Brown”) (see Note 3), we changed our reportable segments during the second quarter of 2015 by adding the IS segment (see Note 14). In addition, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) and mid-stream companies and their vendors throughout the United States and Canada.  The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

IS provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines.

W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas.  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization.  These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to these SWD facilities, we provide management and staffing services for a third-party SWD facility pursuant to a management agreement (see Note 12).  We also own a 25% member interest in the managed well.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The financial information for periods prior to the IPO have been recast to reflect the conveyance of Cypress Energy Partners, LLC (“CEP LLC”) and a 50.1% ownership interest in Tulsa Inspection Resources, LLC (“TIR LLC”), Tulsa Inspection Resources – Nondestructive Examination, LLC (“TIR NDE”) and Tulsa Inspection Resources Holdings, LLC (“TIR Holdings”) (collectively the “TIR Entities”) to the Partnership at the closing of our IPO, as if the contribution of CEP LLC had occurred as of March 15, 2012, the inception date of CEP LLC, and the contribution of the TIR Entities had occurred as of June 26, 2013, as Cypress Energy Holdings, LLC (“Holdings”) and its affiliates did not acquire a controlling interest in the TIR Entities until June 26, 2013.  All significant intercompany transactions and account balances have been eliminated.  We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year.  These reclassifications had no impact on previously reported amounts of total assets, total liabilities, owners’ equity, or net income.

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

Principles of Consolidation

The Consolidated Financial Statements include all accounts of the Partnership.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Contributions Attributable to General Partner

During 2013, entities affiliated with Cypress Energy Partners, GP, LLC, (“General Partner”) incurred $6.2 million of costs associated with our initial public offering and our Credit Agreement.  These costs were transferred to the Partnership as offering costs, deferred offering costs and/or debt issuance costs and have been recorded as contributions to the Partnership.

During 2015 and 2014, Holdings incurred allocated overhead expenses on behalf of the Partnership totaling $0.6 million and $0.5 million, respectively. These costs represent amounts incurred by Holdings in excess of amounts charged under our amended and restated omnibus agreement.  These expenses are reflected as general and administrative in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and as contributions attributable to General Partner in the Consolidated Statement of Owners’ Equity.

Cash and Cash Equivalents

The Partnership considers all investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of investments in highly liquid securities.  The carrying amounts of cash and cash equivalents reported in the balance sheet approximate fair value.

As of December 31, 2015, U.S. cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand per financial institution.  Canadian cash balances are insured by the Canada Deposit Insurance Corporation (CDIC) up to $100 thousand per financial institution.  At times, cash balances may be in excess of the FDIC or CDIC insurance limits.  We periodically assess the financial condition of the institutions where we deposit funds, and for the years ended December 31, 2015 and 2014, we believe our credit risk related to these funds was minimal.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Debt Issuance Costs

Debt issuance costs represent fees and expenses associated with securing the Partnership’s Credit Agreement (see Note 7).  Amortization of the capitalized debt issuance costs is computed using the effective interest method over the remaining estimated life of the Credit Agreement.

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

On December 9, 2013, the TIR Entities converted from corporate status to pass-through entities for U.S. federal income tax purposes.  The Partnership recorded tax expense of $15.0 million for income taxes associated with the gain on this conversion in the year ended December 31, 2013.  The TIR Entities that have Canadian activity remain taxable in Canada.  In addition, the Partnership owns three subsidiaries, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), Brown Integrity - PUC, LLC and Cypress Energy Finance Corporation that have elected to be taxed as corporations for U.S. federal income tax purposes.  The amounts recognized as income tax expense, income taxes payable, deferred tax assets and deferred tax liabilities on the Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states, primarily composed of franchise taxes assessed by the state of Texas.

As a publicly traded limited partnership, we are subject to a statutory requirement that our "qualifying income" (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. For the year ended December 31, 2014, the year we became a publicly traded limited partnership, and for the year ended December 31, 2015, our income met the statutory qualifying income requirement.

The Partnership evaluates uncertain tax positions for recognition and measurement in the Consolidated Financial Statements.  To recognize a tax position, the Partnership determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the Consolidated Financial Statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Partnership had no uncertain tax positions that required recognition in the financial statements at December 31, 2015, 2014 or 2013.  Any interest or penalties would be recognized as a component of income tax expense.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.  Water disposal revenues are recognized upon receipt of the wastewater at our disposal facilities.  Oil disposal revenues are recognized when delivered to the customer and collectability is reasonably assured. Revenues related to pipeline inspection and integrity services are recognized when the services are provided and collectability is reasonably assured.

Unit-Based Compensation

Our General Partner adopted a long-term incentive plan (“LTIP”) in connection with the IPO.  The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of those instruments.  That cost is recognized straight-line over the requisite service period (often the vesting period) as discussed in Note 11.

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

For the year ended December 31, 2015, there were no dilutive phantom restricted units. For the year ended December 31, 2014, there were 14,520 phantom restricted units; however, as we were in a net loss position, they were excluded from the net income per unit calculation.

Accounts Receivable and Concentration of Credit Risk

We operate in the United States and Canada.  We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness as well as general economic conditions.  The Partnership determines accounts receivable allowances based on management’s assessment of the creditworthiness of the customers and other collection actions.  Trade receivables are written off against the allowance when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The Partnership does not typically charge interest on past due trade receivables and does not require collateral for its trade receivables.   The Partnership had an allowance for doubtful accounts of $0.7 million at December 31, 2015 and $0.2 million at December 31, 2014, and recorded bad debt expense of $0.1 million in the years ended December 31, 2015 and 2014 and $0.4 million for the year ended December 31, 2013, respectively.

We had three customers that each represented more than 10% of total accounts receivable as of December 31, 2015 and two customers that each represented more than 10% of total accounts receivable as of December 31, 2014.  If one or more of these customers were to default on their payment obligations, we may not be able to replace any of these customers in a timely fashion, on favorable terms, or at all.  In addition, any downgrade of our customers’ receivables from investment grade (defined as BBB- or higher by S&P or Baa3 or higher by Moody’s) could reduce our borrowing capacity or potentially place the Partnership at risk of default on the working capital revolving credit facility of our Credit Agreement. The result of downgrades of our customers’ receivables could have a material adverse effect on our business, financial condition, results of operations or cash flows.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, trade accounts receivable, prepaid expenses and other, accounts payable, accounts payable – affiliates, accrued payroll and other and income taxes payable approximate their fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in the Partnership’s Consolidated Balance Sheets. The following methods and assumptions were used to estimate the fair values:

Impairments of Property and Equipment

The Partnership reviews its property and equipment for impairment whenever events or changes in circumstances indicate, in the judgment of management, that a decline in the recoverability of their carrying value may have occurred.  When an indicator of impairment has occurred, the Partnership compares its estimate of undiscounted cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred.  If the estimate of undiscounted cash flows is less than the carrying value of the asset group, the Partnership determines the amount of the impairment recognized in the financial statements by estimating the fair value of the assets using a discounted cash flow model and records a loss for the amount by which the carrying value exceeds the estimated fair value.  Assets are grouped for impairment purposes at each SWD facility, which includes the well and supporting well equipment and infrastructure, as this represents the lowest level of cash flows associated with the asset group.  The Partnership recorded impairment losses of $6.6 million, $12.8 and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively (see Note 4). Additionally, further unfavorable changes in the future are reasonably possible, and therefore, it is possible that we may incur additional impairment charges in the near future.

Goodwill

At December 31, 2015 and 2014, the Partnership had $65.3 and $55.5 million of goodwill, respectively.  Goodwill is not amortized, but, is subject to annual reviews on November 1 for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  In accordance with ASC 350 “Intangibles — Goodwill and Other”, we have assessed the reporting unit definitions and determined that at December 31, 2015, PIS, IS and W&ES and at December 31, 2014, PIS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reporting segments.

For our PIS and IS reporting units, we performed qualitative assessments to determine whether the fair values of the reporting units were less than their respective carrying values.  Our evaluations consisted of assessing various qualitative factors including current and projected future earnings, capitalization, current customer relationships and projects and the impact of lower crude oil prices on our earnings.  The qualitative assessment on these reporting units indicated that there was no need to conduct further quantitative testing for goodwill impairment, nor did our analysis indicate the reporting units were at risk for a potential goodwill impairment.  Different judgments from those we used in our qualitative analysis could result in the requirement to perform a quantitative goodwill impairment analysis.

For our W&ES segment, after giving consideration to certain qualitative factors, including trends in the energy industry and recorded impairments of property and equipment, we elected to perform a quantitative goodwill impairment analysis.  We computed the fair value of the reporting unit employing multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis).  This approach is consistent with the requirement to utilize all appropriate valuation techniques as described in ASC 820-10-35-24 “Fair Value Measurements and Disclosures.”  Given recent declines in the price of crude oil and the related impact on the valuations of energy related companies, relevant market data was difficult to obtain and was of limited usefulness.  Accordingly, we relied heavily on the use of the income approach for the valuation of the reporting unit.

Based on our valuation, we determined that goodwill was not impaired as of our 2015 measurement date. During 2014, we determined that the carrying value of the W&ES reporting unit exceeded the fair value of the reporting unit resulting in a goodwill impairment charge of $19.8 million.  The W&ES segment has experienced increased competition in the regions in which we operate, which has resulted in declining volumes and increased pricing pressures.  The steady and continued decline in oil prices has intensified competitive pressures and has had a direct impact on our revenues.  Many of our customers have announced significantly reduced drilling programs in the areas in which we operate.  The decline in drilling will directly impact the amount of flowback and produced water that we process and dispose.  The energy downturn is also expected to continue to negatively impact our pricing as our customers look for ways to reduce costs.  In addition, as we process lower water volumes, in particular flowback water volumes directly attributable to drilling, we will recover less skim oil.  Further unfavorable changes in the future are reasonably possible, and therefore, it is possible that we may incur additional impairment charges in the near future.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

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

We review our intangible assets for impairment whenever events or changes in circumstances indicate we should assess the recoverability of the carrying amount of the intangible asset. We recognized no impairments for other intangible assets in 2015 or 2014. During 2013, the Partnership determined that one of its trade names in PIS had been impaired and identified that the fair value of the trade name, using an undiscounted cash flow model, was less than its carrying amount.  A $0.7 million adjustment was made to reduce the carrying value of the trade name to its fair value.  The fair value was calculated using a discounted cash flow model applied to the expected royalty values generated from the use of the trade name.  Management estimates of the future royalties associated with the use of the trade name were based on forecasted total revenues.  Actual results could vary materially from these estimates, which could have a further impact on the fair value of the trade name.

Should we continue to experience a prolonged energy market down turn resulting in further declines in revenues and cash flows, we could incur additional impairment charges associated with our W&ES property and equipment, goodwill or intangible assets.

Non-controlling Interest

The non-controlling interests shown in our Consolidated Financial Statements reflect interests in consolidated entities that are not 100% owned by us as outlined in the appropriate GAAP accounting principles.

Business Combinations

The Partnership evaluates all potential acquisitions and changes in control to determine whether it has purchased or acquired control of a business.  If the acquired or newly controlled assets meet the definition of a business, the transaction is accounted for as a business combination; otherwise it is accounted for as an asset acquisition.  Transactions discussed in Note 3 were accounted for as business combinations for the periods described.

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

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 – Leases in February 2016. This guidance was proposed in an attempt to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the Consolidated Balance Sheets lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We will examine the guidance provided in the ASU and determine the impact this guidance will have on our Consolidated Financial Statements.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements

The FASB issued ASU 2015-17 – Income Taxes in November 2105. ASU 2015-17 was issued as a part of the FASB’s initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified consolidated balance sheet. To simplify the presentation of deferred income taxes, this amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified consolidated balance sheet. Effectively, this will require the Partnership to reclassify current deferred tax liabilities and assets to the noncurrent section of its classified Consolidated Balance Sheets. This ASU is effective for annual and interim periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an annual reporting period.

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

The FASB issued ASU 2015-03 – Interest – Imputation of Interest in April 2015. This guidance requires debt issuance costs related to our long-term debt (currently reflected as a non-current asset) to be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. The Partnership will be required to comply with this ASU beginning in 2016. It requires retrospective application and we plan to adopt this guidance beginning in the first quarter of 2016. Generally, the Partnership will be required to offset the debt issuance costs, net asset currently reflected as a non-current asset against the long-term debt on the Consolidated Balance Sheets. This will have the effect of reducing both total assets and total liabilities by the debt issuance costs, net amount.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, delaying the effective date to implement this guidance for the Partnership to 2018. We are currently evaluating the impact of this ASU on the Partnership.  We do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

3.	Business Combinations

2015 Business Combinations

Brown Integrity, LLC

On May 6, 2015, the Partnership acquired a 51% interest in Brown, a pipeline integrity services business focused on hydrostatic testing. The purchase price was $10.4 million (net of cash acquired) and was financed through the Partnership’s credit facilities.  In addition, provisions in the purchase agreement provide for earn-out payments totaling up to $9.5 million dependent upon Brown’s achieving certain financial milestones over a two-year period post-acquisition. Based on actual results since acquisition and forecasted results through the remainder of the earn-out period, we have not recorded a liability for the contingent consideration associated with this earn-out as it is currently considered remote that an earn-out will be earned and paid. The Partnership also has the right, but not the obligation, to acquire the remaining 49% of Brown commencing May 1, 2017 pursuant to a formula that would yield a maximum additional purchase price of $28.0 million in any combination of cash and Partnership units. The effective date of the transaction was May 1, 2015.

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

The preliminary allocated purchase price and assessment of the fair value of the assets acquired and liabilities assumed as of the purchase date were as follows:

(in thousands)

Cash	$175
Accounts receivable	3,229
Other current assets	108
Property and equipment	2,578
Intangible assets:
Customer relationships	3,128
Trade names and trademarks	2,049
Non-competition agreements	143
Goodwill	9,992
21,402
Current liabilites	1,294
Non-controlling interests	9,497
Net assets acquired	$10,611

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Intangible assets are amortized on a straight-line basis over periods ranging from 5 – 10 years. Goodwill represents the excess of the purchase price and the fair value of non-controlling interests over the fair value of identified tangible and intangible assets less the fair value of liabilities assumed. The Partnership believes that the locations, synergies created, and the projected future cash flows of Brown merit the recognition of this asset. The goodwill is fully deductible for income tax purposes by our partners.

The operating results of Brown are included in our Integrity Services segment which was created during the second quarter of 2015 in conjunction with the Brown acquisition (see Note 14).

Summarized as reported and pro forma information for the years ended December 31, 2015, 2014 and 2013 follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)

Revenues - as reported	$371,191	$404,418	$249,133
Revenues - pro forma	375,423	419,013	258,877

Net income (loss) - as reported	$4,091	$(15,179)	$4,355
Net income (loss) - pro forma	3,427	(13,984)	6,572

These pro forma results are for comparative purposes only and may not be indicative of the results that would have occurred had the acquisition happened as of the beginning of the periods presented or results that may be attained in the future.

TIR Entities

Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by affiliates of Holdings for $52.6 million. We financed this acquisition with borrowings under our acquisition revolving credit facility (see Note 7). The amount paid in excess of the previously recorded non-controlling interest in the TIR Entities has been reflected in the Consolidated Statement of Owners’ Equity as a distribution to the General Partner.

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

The fair value of the assets acquired and liabilities assumed as of the purchase date were as follows:

(in thousands)

Current assets	$50
Property and equipment	1,837
Intangible assets:
Contracts	241
2,128
Current liabilites	386
Asset retirement obligation	1
Net assets acquired	$1,741

In addition to the amounts reflected above, the Partnership incurred additional capital costs of approximately $0.4 million to complete the SWD facility.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

2013 Business Combinations

TIR Entities Acquisition

As discussed in Note 2, Holdings acquired a controlling interest in the TIR Entities on June 26, 2013.  This transaction qualified as a business combination and therefore, the assets and liabilities were recorded at their fair value under the acquisition method of accounting.  Holdings used various assumptions to determine fair value including, but not limited to, replacement costs, liquidation values, future cash flows on a discounted basis, pay-off values and average industry royalty rates.  Due to the unobservable nature of these assumptions, these fair value measurements are considered to be Level 3 fair value estimates.

The fair value of the assets and liabilities acquired as of June 26, 2013 were as follows:

(in thousands)

Cash	$10,108
Other working capital, net	33,990
Property and equipment	1,075
Intangible assets:
Customer relationships	21,380
Trade names and trademarks	10,850
Inspector database	2,080
Goodwill	40,638
120,121
Mezzanine debt	19,756
Factoring debt	36,748
Net assets acquired	$63,617

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

SBG Disposal Acquisition

Effective October 1, 2013, the Partnership acquired certain assets, including certain property and equipment, SWD facility management contracts, including contracts to provide services to the Partnership’s SWD facilities, a 25% interest in a SWD facility and certain working capital from SBG Disposal LLC, a subsidiary of SBG Energy, in exchange for $0.5 million from available cash on hand and a 49% ownership in CES LLC.  In conjunction with a previous acquisition, the Partnership had assigned a fair value of $0.2 million to an option to purchase these assets.  The exercise of this option, along with the cash purchase price, totaled $0.7 million.  In addition, the 49% interest in CES LLC had a fair value of $0.7 million resulting in total consideration of $1.4 million.

The acquisition qualified as a business combination and was accounted for under the acquisition method of accounting.  Accordingly, we recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  The Partnership used a discounted cash flow model to value the customer relationships and the 25% interest in the SWD facilities and made market assumptions for the estimation of future water to be disposed of as discussed in Note 2.  The Partnership also used an estimate of replacement cost to value the acquired property and equipment.  Due to the unobservable nature of the inputs, these estimates of the fair value of the acquired wells were considered Level 3 fair value estimates.

The purchase price and assessment of the fair value of the assets acquired and liabilities assumed as of the purchase date for the SBG Disposal acquisition were as follows:

(in thousands)

Current assets	$35
Property and equipment	300
Intangible assets:
Customer relationships	150
Goodwill	971
1,456
Current liabilities	35
Net assets acquired	$1,421

The customer relationships are amortized over a five year period.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

4.	Property and Equipment

Property and equipment consist of the following, recorded at cost, as of December 31, 2015 and 2014:

				December 31,
Asset Category	Useful Lives (years)			2015	2014
				(in thousands)

Land				$2,114	$2,049
Land improvements		15		848	1,143
Buildings and leasehold improvements	30	-	39	1,396	1,056
Facilities, wells and equipment	5	-	15	17,711	22,666
Computer and office equipment	3	-	9	1,213	816
Vehicles and other	3	-	5	424	148
				23,706	27,878
Less accumulated depreciation				(5,369)	(3,538)
Net property and equipment				$18,337	$24,340

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation expense was $3.1 million, $4.1 million and $4.1 million for the Partnership for the years ended December 31, 2015, 2014 and 2013, respectively, of which $0.6 million, $0.2 million and $0.1 million was included as a component of costs of services for the years ended December 31, 2015, 2014 and 2013, respectively.  Additionally, as a result of our impairment analysis, we wrote down the value of certain property and equipment which resulted in a decrease in accumulated depreciation of $1.3 million, $4.3 million $0.6 million in 2015, 2014 and 2013, respectively.

During 2015, 2014 and 2013, the Partnership recognized impairments of property and equipment at a number of its SWD facilities.  At each of these facilities, the Partnership has experienced revenue and volume decreases due to lower commodity pricing and increasing competition and has forecasted decreases in drilling activity affecting volumes and revenues over the remaining life of the underlying assets.  Given these indicators of impairment, the Partnership compared its estimates of undiscounted future cash flows from the facilities to the carrying amounts of the long-lived assets of the facilities, and determined they were no longer recoverable and were impaired. The Partnership recognized impairments on the facilities totaling $6.6 million, $12.8 million and $3.4 million, included in the impairments caption on the Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013.

The following table summarizes the impaired property and equipment in our W&ES segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
Asset Category	2015	2014	2013
	(in thousands)

Land	$587	$1,527	$126
Land improvements	385	2,034	900
Buildings and leasehold improvements	568	1,054	169
Facilities, wells and equipment	6,951	19,679	3,756
Computer and office equipment	4	5	-
Vehicles and other	5	10	-
	8,500	24,309	4,951
Accumulated depreciation	(1,268)	(4,296)	(401)
Net book value of impaired properties prior to impairment	7,232	20,013	4,550
Estimated fair market value of impaired properties as of date of impairment	587	7,241	1,124
Impairments	$6,645	$12,772	$3,426

Fair value was determined using expected future cash flows, which is a Level 3 input as defined in Accounting Standards Codification (“ASC”) 820, Fair Value Measurement.  The cash flows are those expected to be generated by the market participants, discounted at the Partnership’s estimated cost of capital.  Because of the uncertainties surrounding the SWD facilities and the market conditions, including the Partnership’s ability to generate and maintain sufficient revenues to operate the facilities profitably, our estimate of expected future cash flows may change in the near term resulting in the need to further adjust our determinations of fair value.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

5.	Goodwill

Goodwill represents the excess of cost over fair value of the assets and liabilities of businesses acquired.  Changes in goodwill are as follows:

	PIS	IS	W&ES	Total
	(in thousands)

Balance - December 31, 2013	$40,618	$-	$34,848	$75,466
Impairments	-	-	(19,773)	(19,773)
Foreign currency translation	(148)	-	-	(148)
Balance - December 31, 2014	40,470	-	15,075	55,545
Goodwill from business combination	-	9,992	-	9,992
Foreign currency translation	(264)	-	-	(264)
Balance - December 31, 2015	$40,206	$9,992	$15,075	$65,273

Goodwill is not amortized, but is subject to annual reviews on November 1 for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  In accordance with ASC 350 “Intangibles — Goodwill and Other”, we have assessed the reporting unit definitions and determined that at December 31, 2015, PIS, IS and W&ES and at December 31, 2014, PIS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reporting segments.

For our PIS and IS reporting units, we performed qualitative assessments to determine whether the fair values of the reporting units were more likely than not less than their carrying values.  Our evaluations consisted of assessing various qualitative factors including current and projected future earnings, capitalization, current customer relationships and projects and the impact of lower crude oil prices on our earnings.  The qualitative assessments on these reporting units indicated that there was no need to conduct further quantitative testing for goodwill impairment, nor did our analysis indicate the reporting units were at risk for potential goodwill impairment.  Different judgments from those we used in our qualitative analyses could result in the requirement to perform quantitative goodwill impairment analyses.

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

The W&ES segment has experienced increased competition in the regions in which we operate which has resulted in declining volumes and increased pricing pressure.  Steady and continued declines in oil prices have intensified competitive pressures and had a direct impact on our revenues.  Many of our customers have announced significantly reduced drilling programs in the Bakken.  The decline in drilling will directly impact the amount of flowback and produced water that we process and dispose.  The energy downturn is also expected to continue to negatively impact our pricing as our customers look for ways to reduce costs.  In addition, as we process lower water volumes, in particular flowback water volumes directly attributable to drilling, we will recover less skim oil.

Based on our quantitative analysis, we determined that goodwill for W&ES was not impaired as of our 2015 annual review date. Because additional SWD property and equipment were impaired in the fourth quarter due to continued declines in disposed volumes and depressed prices, we updated our W&ES valuation through December 31, 2015. Based on these 2015 analyses, we determined that the carrying value of the W&ES reporting unit was less than the estimated fair market value and therefore, there was no goodwill impairment adjustment for 2015. In 2014, we determined that the carrying value of the W&ES reporting unit exceeded the fair value of the reporting unit resulting in a goodwill impairment charge of $19.8 million.  Additionally, further unfavorable changes in the future are reasonably possible, and therefore, it is possible that we may incur additional impairment charges in the near future.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

6.	Intangible Assets

Intangible assets consist of the following at December 31, 2015 and 2014:

				December 31,
	Useful Lives (years)			2015	2014
				(in thousands)

Customer relationships	5	-	20	$24,257	$21,510
Contracts		3		241	241
Non-compete agreements		3		143	60
Trademarks and trade names		10		12,067	10,135
Inspector database		10		2,080	2,080
				38,788	34,026
Less accumulated amortization				(6,302)	(3,781)
Net intangibles				$32,486	$30,245

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $2.4 million and $1.3 million respectively.

Future amortization expense of our intangible assets is estimated to be as follows:

Year Ending December 31,	( in thousands )

2016	$2,914
2017	2,914
2018	2,828
2019	2,804
2020	2,783
Thereafter	18,243
$32,486

During the year ended December 31, 2013, the Partnership determined that one of its trade names in PIS was impaired and recorded an impairment charge of $0.7 million.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

7.	Credit Agreement

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

At December 31, 2015 and 2014, outstanding borrowings under the Credit Agreement totaled $140.9 million and $77.6 million, respectively. Borrowings under the WCRCF totaled $52.0 and $50.0 million at December 31, 2015 and 2014, respectively. Borrowings under the WCRCF are limited by a monthly borrowing base calculation as defined in the Credit Agreement.  If, at any time, outstanding borrowings under the WCRCF exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation.  Borrowings under the ARCF totaled $88.9 million and $27.6 million at December 31, 2015 and 2014, respectively. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement.  Generally, the interest rate on our Credit Agreement borrowings ranged between 2.68% and 4.17% for the year ended December 31, 2015 and 2.65% and 3.50% for the year ended December 31, 2014.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the years ended December 31, 2015 and 2014 was $5.2 million and $3.1 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At December 31, 2015, our total adjusted leverage ratio was 3.07 to 1.0 and our interest coverage ratio was 4.84 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

The following table reflects the changes in long-term debt during the year:

Long-term debt	Working Capital Revolving Credit Facility	Acquisition Revolving Credit Facility	Total
	(in thousands, except %'s)

Balance - December 31, 2014	$50,000	$27,600	$77,600

Incremental borrowings:
Acquisition of TIR Entities (remaining 49.9%)	-	52,600	52,600
Acquisition of 51% of Brown	2,000	8,700	10,700
Balance - December 31, 2015	$52,000	$88,900	$140,900

Weighted average interest rate at December 31, 2015	3.7%	4.1%

8.	Income Taxes

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax on the net income of the Partnership is generally borne by the individual partners.  We have Canadian activity that remains taxable in Canada.  In addition, we own three entities which have elected to be taxed as corporations for U.S. federal income tax purposes.  The amounts recognized as income tax expense, income taxes payable, deferred tax assets and deferred tax liabilities on the Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states (primarily Texas).

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Significant components of income tax expense (benefit) are as follows for the years ended December 31:

	2015	2014	2013
		(in thousands)
Current tax expense (benefit)
Federal	$(123)	$38	$14,714
State	501	332	2,462
Canadian	6	100	285
Total	384	470	17,461

Deferred tax expense (benefit)
Federal	45	(12)	(1,553)
State	13	(3)	(390)
Canadian	10	13	(281)
Total	68	(2)	(2,224)
Total income tax expense	$452	$468	$15,237

Current deferred tax assets and liabilities of the Partnership mainly relate to Canadian net operating losses, offset by prepaid expenses. Non-current deferred tax assets and liabilities are primarily attributable to accumulated amortization of intangible assets. The Canadian net operating loss expires in 2026 and as such, the Partnership has made no valuation allowance against this deferred tax asset as of December 31, 2015 or 2014.

The following table reconciles the differences between the U.S. federal statutory rate of 35% to the Partnership’s income tax expense on the Consolidated Statements of Operations for the years ended December 31:

	2015	2014	2013
		(in thousands)

Tax (benefit) computed at statutory rate of 35%	$1,590	$(5,149)	$6,857
(Income) loss not subject to federal taxes	(1,790)	5,274	(4,793)
State income taxes, net of federal benefit	514	326	535
Tax on conversion of TIR, Inc. to pass through entities	-	-	12,892
Other	138	17	(254)
Total income tax expense	$452	$468	$15,237

The Internal Revenue Service commenced an income tax audit of the 2012 Tulsa Inspection Resources, Inc. (the predecessor of the TIR Entities) federal income tax return beginning in January 2016. The Omnibus Agreement discussed in Note 12 provides that Holdings will indemnify us for certain liabilities associated with operations prior to the closing of the IPO should they arise in the course of this examination. As of this point in time, there have been no audit adjustments made to that corporate income tax return as filed. Tax years that remain subject to examination by various taxing authorities for each of our consolidated entities include the years 2012 through 2015.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

9.	Parent Net Investment and Owners’ Equity

Parent Net Investment

For the periods prior to the IPO, the net equity of the contributed entities is included in parent net investment attributable to controlling interest in the Consolidated Statement of Owners’ Equity as of December 31, 2013. Also, prior to the IPO, CEP LLC provided treasury and accounts payable services for Holdings and other affiliates.  Amounts paid on behalf of Holdings and its affiliates, net of cash transfers from Holdings, are included as a component of parent net equity.  Cumulative advances for the periods prior to the IPO as of December 31, 2014 and 2013 were $0.2 million and $3.5 million, respectively.

Common Units and Subordinated Units

As of December 31, 2015, there are 5,920,467 common units and 5,913,000 subordinated units outstanding.  Items of income / loss are allocated to common units and subordinated units equally.  The common unitholders will have the right to receive the minimum quarterly cash distributions of $0.3875 per common unit, plus any arrearages in the payment of the minimum quarterly distributions on the common units from prior quarters, before any distributions of available cash may be made on the subordinated units.  These units are deemed “subordinated” because, for the subordination period as defined in our offering documents, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters.  Furthermore, no arrearages will be paid on the subordinated units.  For the years ended December 31, 2015 and 2014, there were no limitations or arrearages related to the quarterly distributions made by the Partnership.

Incentive Distribution Rights

Our General Partner owns a 0.0% non-economic general partnership interest in the Partnership, which does not entitle it to receive cash distributions.  Our General Partner holds incentive distribution rights (“IDRs”), which represent the right to receive an increasing percentage (15%, 25% and 50%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and target distribution levels have been achieved. The General Partner would begin receiving incentive distribution payments when the quarterly cash distribution exceeds $0.445625 per unit.  There were no incentive distribution payments in 2015 or 2014.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

10.	Major Customers

For the year ended December 31, 2015 and 2014, three customers individually exceeded 10% of our consolidated total revenues: Enbridge Energy Partners, Enterprise Products Partners and Plains All America Pipeline.  For the year ended December 31, 2013, Enbridge Energy Partners and Enterprise Products Partners each individually made up more than 10% of total consolidated revenues.  No other customer accounted for more than 10% of our consolidated revenues during these years. Revenues from these customers resulted from inspection operations, which are activities conducted by our PIS segment.

11.	Equity Compensation

Partnership Long-Term Incentive Plan (“LTIP”)

Effective at the closing of the IPO, our General Partner adopted an LTIP that authorized up to 1,182,600 units, representing 10% of the initial outstanding units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units.  This valuation is considered a Level 3 measurement under the fair value measurement hierarchy.  Compensation expense is recognized straight-line over the vesting period of the grant.  Prior to 2015, Holdings reimbursed the Partnership for the direct expense of the awards and allocated the expense to us through the annual administrative fee provided for under the terms of our amended and restated omnibus agreement (see Note 12).  For the years ended December 31, 2015 and 2014, compensation expense of $1.2 million and $0.5 million, respectively was recorded under the LTIP.  The following table sets forth the grants and forfeitures of Units under the LTIP for the years ended December 31, 2015 and 2014:

	Number of Units	Weighted Average Grant Date Fair Value / Unit

Units at January 1, 2014	-
Units granted	178,264	$17.96
Units forfeited	(19,911)	$(16.78)
Units at December 31, 2014	158,353	$18.11

Units granted	230,310	$12.08
Units vested and issued	(7,467)	$(19.72)
Units forfeited	(19,498)	$(16.92)
Units at December 31, 2015	361,698	$14.30

Outstanding Units issued to directors vest ratably over a three year period from the date of grant.  Units granted to employees vest over either five year, three year or eighteen month periods from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year and one third at the end of the fifth year. The eighteen month awards vest 100% at the end of the vesting period. Certain Units issued in the third quarter of 2015 vest 100% at the end of three years if certain performance measures are met as outlined in the performance award grant. Some of the awards vest in full upon the occurrence of certain events as defined in the LTIP agreement. Total unearned compensation associated with the LTIP at December 31, 2015 and 2014 was $3.4 million and $2.1 million, respectively, with an average remaining life of 3.3 years and 3.9 years, respectively.

In conjunction with the IPO, phantom profits interest units previously issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP.  Vesting under all of the exchanged awards was retroactive to the initial grant date.  The awards are considered for all purposes to have been granted under the Partnership’s LTIP.  In addition, at IPO, certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with the subordinated units was $0.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.  The exchange of the phantom profits interest units and the profits interest units resulted in the reversal of the existing equity compensation liability of $0.1 million in the first quarter of 2014 as the new awards were accounted for as equity. The unearned compensation related to the subordinated units was $0.3 million with an average remaining life of 2.1 years.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

During 2013, the TIR Entities’ board authorized the vesting of certain management options.  Management opted to execute the vested options using a cashless exercise, net of employee owed taxes, after which the issued shares were subsequently sold to Cypress Energy Partners – TIR, LLC (“CEP-TIR”).  TIR Inc. paid the employee taxes owed of $0.6 million, recording the payment as a purchase of treasury shares.  The shares were purchased from the employees at their estimated fair value, which was determined based on several factors including the average price of recent share transactions between affiliated and non-affiliated parties. Compensation expense was recognized for the excess of the fair value of the shares received over the price paid for the shares, totaling $1.75 million.  The tax benefit associated with the employee compensation totaled $0.7 million, of which $0.2 million was included in the 2013 tax provision, offsetting the cumulative tax benefit from compensation expense previously recorded by TIR Inc.  The remaining $0.5 million, representing the additional tax benefit in excess of the tax benefit from options previously expensed by TIR Inc., is included as a reduction of equity.  Additionally, certain management options were forfeited as a result of the conversion of TIR Inc. to a pass-through entity on December 9, 2013.

Option activity and changes during 2013 were as follows:

		Intrinsic
	Quantity	Value
	(in shares)	(in thousands)

Outstanding at June 26, 2013	7	$2,450
Exercised	(5)	(1,750)
Forfeited or expired	(2)	(700)
Outstanding at December 31, 2013	-	$-

12.	Related-Party Transactions

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

●

indemnification of us by Holdings for certain environmental and other liabilities (including income tax liabilities), including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner.  If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.  We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors.

The amount charged by Holdings under the omnibus agreement for the years ended December 31, 2015 and 2014 was $4.04 million and $3.8 million (2014 amount pro-rated from the IPO date) and is reflected in general and administrative in the Consolidated Statements of Operations.  As of December 31, 2015, there was $1.0 million included in accounts payable – affiliates on the Consolidated Balance Sheets associated with the fourth quarter omnibus liability. The amount was paid to Holdings in March 2016. Additional expenses were incurred in the years ended December 31, 2015 and 2014 by Holdings in support of the Partnership totaling $0.6 million and $0.5 million, respectively. These expenses were also allocated to the Partnership and are reflected in general and administration in the Statements of Operations and as a contribution attributable to General Partner on the Consolidated Statement of Owners’ Equity.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Other Related Party Transactions

A current board member and business partner in North Dakota has an ownership interest in entities with which the Partnership transacts business including:

●

Creek Energy Services, LLC (“Creek,” – formerly Rud Transportation, LLC) – Total revenue recognized by the Partnership from Creek was $1.1 million, $2.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Accounts receivable from Creek was $0.1 million and $0.3 million at December 31, 2015 and 2014, respectively, and is included in trade accounts receivable, net in the Consolidated Balance Sheets.

●

SBG Pipeline SW 3903, LLC (“3903”) – Total revenue recognized by the Partnership from 3903 was $0.6 million for the year ended December 31, 2015, prior to the sale of the ownership interest to an unrelated third party effective June 30, 2015. There were no revenues received from 3903 for the years ended December 31, 2014 and 2013.

●

Effective June 1, 2015, an affiliate of SBG Energy assigned and transferred its 49% membership interest in Cypress Energy Services, LLC (“CES LLC”) to the Partnership for one dollar (the “CES Transaction”). As a result, the Partnership now owns 100% of CES LLC. Because we already controlled and consolidated CES LLC in our Consolidated Financial Statements, the previously recorded non-controlling interest in CES LLC has been reflected in the Consolidated Statement of Owners’ Equity as an increase in equity of $0.9 million for our common and subordinated unitholders.

The CES Transaction was completed in conjunction with another transaction with SBG Energy effective July 1, 2015. On that date, the Partnership waived its rights to purchase and its rights of first refusal related to certain SWD assets pursuant to a previous option agreement with SBG Energy in exchange for $1.0 million. The $1.0 million payment has been reflected in gain on waiver of right of purchase and other, net on the Consolidated Statements of Operations for the year ended December 31, 2015.

●

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

Effective October 1, 2013, the Partnership provides management services to a 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.7 million, $0.6 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Accounts receivable from Arnegard totaled $0.1 million at December 31, 2015 and 2014 and is included in trade accounts receivable, net on the Consolidated Balance Sheets.

Effective October 1, 2013, the Partnership began outsourcing staffing and payroll services to an affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”).  CEM-BO was owned 49% by SBG Energy. Effective June 1, 2015, Holdings acquired the 49% ownership interest of CEM-BO and now owns 100% of CEM-BO.  Total employee related costs paid to CEM-BO prior to the acquisition of the 49% ownership interest on June 1, 2015 were $1.2 million, $3.0 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Included in accounts payable on the Consolidated Balance Sheets was $0.2 million at December 31, 2014 related to this arrangement. There were no accounts payable due CEM-BO at December 31, 2015.

During 2013, PIS had business activity with Contract Pro, a non-affiliated Canadian company owned by two former Foley Inspection Services, ULC (“TIR-Foley”) employees.  Contract Pro offers employment services to specific individuals that could not otherwise be employed or placed by TIR-Foley.  TIR-Foley invoiced customers for the services of the Contract Pro employees and made the associated payments to Contract Pro, while keeping a portion of the proceeds.  In addition, Contract Pro reimbursed TIR-Foley for certain services, as the company shared TIR-Foley offices for a portion of the 2013 calendar year.  During 2013, Contract Pro separated their operations from TIR-Foley’s offices and the owners of Contract Pro resigned their employment positions with TIR-Foley.  The payments, net of Contract Pro reimbursements, made by TIR-Foley and TIR-Canada to Contract Pro during 2013 totaled $0.9 million.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

13.	Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations which are secured with short-term security deposits totaling $0.5 million at December 31, 2015 and 2014.  These amounts are included in prepaid expenses and other on the Consolidated Balance Sheets.

Employment Contract Commitments

The Partnership has employment agreements with certain executives.  The executive employment agreements are effective for a term of three-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At December 31, 2015 and December 31, 2014, the aggregate commitment for future compensation and severance was approximately $1.4 million and $0.9 million, respectively.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified.  At any given time, we may have multiple audits ongoing. Throughout 2015, several ongoing audits have concluded without adjustment to the books and records of the Partnership. At December 31, 2014, the Partnership had contingent liabilities of $0.1 million and $0.2 million, respectively, associated with the probable settlement of customer audits of various charges previously approved by customer representatives. The contingent liability is reflected in accrued payroll and other on the Consolidated Balance Sheets as of December 31, 2015 and 2014. In March 2016, the Partnership reached an agreement to settle an outstanding customer audit for $0.1 million.

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. Principals of two of these management services contract customers (under common control) approached the Partnership about selling their interest in the managed SWD facilities to the Partnership. Due to a number of factors, including the depressed energy economy and the proposed asking price for these facilities, the Partnership was unwilling to enter into a purchase agreement for the facilities. Subsequently, in May 2015, the Partnership was notified by these principals that they were terminating the management contracts related to these two facilities. While management of the Partnership believes that the parties do not have the right to terminate the agreements pursuant to the terms of the agreements, the termination of these agreements has resulted in a reduction of management fee revenue and corresponding labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively, prior to the customer’s improper termination of the agreements. After settlement discussions failed, the Partnership commenced litigation proceedings regarding the improper termination of these agreements. (See Legal Proceedings.)

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

In September 2015, Flatland Resources I, LLC and Flatland Resources II, LLC, two of our management services customers (under common ownership) initiated a civil action in the District Court for the McKenzie County District of the State of North Dakota against CES LLC. The customers claim that CES LLC breached the management agreements and interfered with their business relationships, and seek to rescind the management agreements and recover any damages. The customers initiated this lawsuit upon dismissal from federal court due to lack of jurisdiction of CES LLC’s lawsuit against the customers seeking to enforce the management agreements. CES LLC subsequently filed an answer and counterclaims, as well as a third party complaint against the principal of the customers seeking to enforce the management agreements and other injunctive relief, as well as monetary damages. The court subsequently granted CES’s motion to transfer venue to the Grand Forks County District Court. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote.

Internal Revenue Service Audits

In January 2016, the Partnership received notices from the Internal Revenue Service (“IRS”) that conveyed its intent to audit the consolidated income tax return of TIR, Inc. for the 2012 tax year and audit payroll and payroll tax filings of TIR Inc. for the 2013 tax year. Currently, the IRS is in the process of acquiring information in order to perform and complete their audit procedures. Based on the terms of the Partnership’s omnibus agreement with Holdings, Holdings would indemnify the Partnership for certain liabilities (including income tax liabilities) associated with the operation of assets that occurred prior to the closing of our IPO should any liabilities arise as a result of these audits. Because of this, the Partnership believes that the possibility of incurring material losses as a result of these IRS audits is remote.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Leases

The Partnership has entered into land lease agreements on four of its SWD facilities. The leases generally provide for initial terms of 15 – 20 years with renewal options. The Partnership also maintains various office leases in the U.S. and Canada, with its corporate offices in Tulsa, OK.  Lease expense under these operating leases was $0.8 million for the year ended December 31, 2015 and $0.1 million for the years ended December 31, 2014 and 2013.

Minimum annual lease commitments under the current office lease and other operating leases at December 31, 2015 follows:

(in thousands)
2016	$748
2017	674
2018	132
2019	52
2020	25
Thereafter	530
Total	$2,161

14.	Segment Disclosures

The Partnership’s operations consist of three reportable segments: (i) Pipeline Inspection Services (“PIS”), (ii) Integrity Services (“IS”) and (iii) Water and Environmental Services (“W&ES”).  In conjunction with the Brown acquisition (Note 3) in the second quarter of 2015, we created the IS segment. The economic characteristics of Brown were sufficiently dissimilar from our existing Pipeline Inspection and Integrity Services segment resulting in the creation of a new segment. As a result, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services.

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

IS – This segment includes the acquired operations of Brown (Note 3). This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope and duration of the project.

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

Other – These amounts represent corporate and overhead items not specifically allocable to the other reportable segments.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

The following table outlines segment operating income and a reconciliation of total segment operating income to net income before income tax expense.

	PIS	IS	W&ES	Other	Total
	(in thousands)

Twelve months ended December 31, 2015

Revenue	$341,929	$14,614	$14,648	$-	$371,191
Costs of services	309,584	10,398	6,279	-	326,261
Gross margin	32,345	4,216	8,369	-	44,930
General and administrative	16,672	2,490	3,351	1,282	23,795
Depreciation, amortization and accretion	2,512	421	2,494	-	5,427
Impairments	-	-	6,645	-	6,645
Operating income (loss)	$13,161	$1,305	$(4,121)	$(1,282)	9,063
Interest expense, net					5,656
Gain on waiver of right of purchase and other, net					(1,136)
Net income before income tax expense					$4,543

Twelve months ended December 31, 2014

Revenue	$382,002	$-	$22,416	$-	$404,418
Costs of services	346,738	-	8,617	-	355,355
Gross margin	35,264	-	13,799	-	49,063
General and administrative	17,734	-	3,090	497	21,321
Depreciation, amortization and accretion	2,539	-	3,806	-	6,345
Impairments	-	-	32,546	-	32,546
Operating income (loss)	$14,991	$-	$(25,643)	$(497)	(11,149)
Interest expense, net					3,208
Offering costs					446
Other, net					(92)
Net loss before income tax expense					$(14,711)

Twelve months ended December 31, 2013

Revenue	$226,901	$-	$22,232	$-	$249,133
Costs of services	206,343	-	7,347	-	213,690
Gross margin	20,558	-	14,885	-	35,443
General and administrative	9,175	-	3,292	-	12,467
Depreciation, amortization and accretion	1,327	-	3,837	-	5,164
Impairments	702	-	3,429	-	4,131
Operating income	$9,354	$-	$4,327	$-	13,681
Interest expense, net					4,000
Offering costs					1,376
Gain on reversal of contingent consideration					(11,250)
Other, net					(37)
Net income before income tax expense					$19,592

Total Assets

December 31, 2015	$130,657	$23,097	$38,418	$515	$192,687

December 31, 2014	$136,224	$-	$50,296	$3,322	$189,842

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements – Continued

15.	Distributions

Our partnership agreement calls for minimum quarterly cash distributions.  The following table summarizes the cash distributions declared and paid by the Partnership since our IPO.  There were no cash distributions declared or paid prior to these distributions.

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016 (c)	0.406413	4,809	3,107
Total Distributions (through February 12, 2016 since IPO)	$3.136711	$37,105	$23,687

(a)	Approximately 64.6% of the Partnership's outstanding units at December 31, 2015 are held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Fourth quarter 2015 distribution was declared and paid in 2016.

16.	Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheets

As of December 31, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$378	$19,570	$4,202	$-	$24,150
Trade accounts receivable, net	-	40,029	8,289	(53)	48,265
Receivables from affiliates	-	5,601	-	(5,601)	-
Deferred tax assets	-	-	34	-	34
Prepaid expenses and other	-	2,078	286	(35)	2,329
Total current assets	378	67,278	12,811	(5,689)	74,778
Property and equipment:
Property and equipment, at cost	-	20,790	2,916	-	23,706
Less: Accumulated depreciation	-	4,941	428	-	5,369
Total property and equipment, net	-	15,849	2,488	-	18,337
Intangible assets, net	-	26,135	6,351	-	32,486
Goodwill	-	53,914	11,359	-	65,273
Investment in subsidiaries	43,021	10,465	-	(53,486)	-
Notes receivable - affiliates	-	14,514	-	(14,514)	-
Debt issuance costs, net	1,771	-	-	-	1,771
Other assets	-	32	10	-	42
Total assets	$45,170	$188,187	$33,019	$(73,689)	$192,687

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$6	$467	$1,732	$-	$2,205
Accounts payable - affiliates	1,237	912	4,042	(5,278)	913
Accrued payroll and other	-	6,855	293	(53)	7,095
Deferred tax liabilities	-	42	-	-	42
Income taxes payable	-	385	-	(35)	350
Total current liabilities	1,243	8,661	6,067	(5,366)	10,605
Long-term debt	-	135,400	5,500	-	140,900
Notes payable - affiliates	-	-	13,850	(13,850)	-
Deferred tax liabilities	-	1	362	-	363
Asset retirement obligations	-	117	-	-	117
Total liabilities	1,243	144,179	25,779	(19,216)	151,985

Commitments and contingencies

Owners' equity:
Total partners' capital	33,954	34,035	7,240	(44,500)	30,729
Non-controlling interests	9,973	9,973	-	(9,973)	9,973
Total owners' equity	43,927	44,008	7,240	(54,473)	40,702
Total liabilities and owners' equity	$45,170	$188,187	$33,019	$(73,689)	$192,687

Condensed Consolidating Balance Sheets

As of December 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$982	$16,598	$3,177	$-	$20,757
Trade accounts receivable, net	-	49,569	4,514	(8)	54,075
Receivables from affiliates	22	8,809	-	(8,831)	-
Deferred tax assets	-	15	53	-	68
Prepaid expenses and other	-	2,339	101	-	2,440
Total current assets	1,004	77,330	7,845	(8,839)	77,340
Property and equipment:
Property and equipment, at cost	-	27,769	109	-	27,878
Less: Accumulated depreciation	-	3,485	53	-	3,538
Total property and equipment, net	-	24,284	56	-	24,340
Intangible assets, net	-	28,414	1,831	-	30,245
Goodwill	-	53,915	1,630	-	55,545
Investment in subsidiaries	98,965	-	-	(98,965)	-
Notes receivable - affiliates	-	3,903	-	(3,903)	-
Debt issuance costs, net	2,318	-	-	-	2,318
Other assets	-	35	19	-	54
Total assets	$102,287	$187,881	$11,381	$(111,707)	$189,842

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$34	$2,161	$266	$-	$2,461
Accounts payable - affiliates	-	586	8,839	(8,839)	586
Accrued payroll and other	6	7,605	139	-	7,750
Income taxes payable	-	507	39	-	546
Total current liabilities	40	10,859	9,283	(8,839)	11,343
Long-term debt	-	77,600	-	-	77,600
Notes payable - affiliates	-	-	3,479	(3,479)	-
Deferred tax liabilities	-	-	438	-	438
Asset retirement obligations	-	33	-	-	33
Total liabilities	40	88,492	13,200	(12,318)	89,414

Commitments and contingencies

Owners' equity:
Total partners' capital	75,764	98,380	(1,819)	(98,470)	73,855
Non-controlling interests	26,483	1,009	-	(919)	26,573
Total owners' equity	102,247	99,389	(1,819)	(99,389)	100,428
Total liabilities and owners' equity	$102,287	$187,881	$11,381	$(111,707)	$189,842

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$329,086	$54,708	$(12,603)	$371,191
Costs of services	-	290,524	48,340	(12,603)	326,261
Gross margin	-	38,562	6,368	-	44,930

Operating costs and expense:
General and administrative	1,282	18,180	4,333	-	23,795
Depreciation, amortization and accretion	-	4,832	595	-	5,427
Impairments	-	6,645	-	-	6,645
Operating income (loss)	(1,282)	8,905	1,440	-	9,063

Other income (expense):
Equity earnings in subsidiaries	6,115	1,010	-	(7,125)	-
Interest expense, net	(902)	(4,115)	(639)	-	(5,656)
Gain on waiver of right of purchase and other, net	-	1,116	20	-	1,136
Net income before income tax expense	3,931	6,916	821	(7,125)	4,543
Income tax expense	-	372	80	-	452
Net income	3,931	6,544	741	(7,125)	4,091

Net income attributable to non-controlling interests	143	429	-	27	599
Net income attributable to partners	$3,788	$6,115	$741	$(7,152)	$3,492

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$-	$370,081	$34,337	$-	$404,418
Costs of services	-	323,821	31,534	-	355,355
Gross margin	-	46,260	2,803	-	49,063

Operating costs and expense:
General and administrative	-	19,257	2,064	-	21,321
Depreciation, amortization and accretion	-	6,136	209	-	6,345
Impairments	-	32,546	-	-	32,546
Operating income (loss)	-	(11,679)	530	-	(11,149)

Other income (expense):
Equity earnings in subsidiaries	(14,134)	-	-	14,134	-
Interest expense, net	(983)	(1,892)	(333)	-	(3,208)
Offering costs	(446)	-	-	-	(446)
Other, net	-	84	8	-	92
Net income (loss) before income tax expense	(15,563)	(13,487)	205	14,134	(14,711)
Income tax expense	-	356	112	-	468
Net income (loss)	(15,563)	(13,843)	93	14,134	(15,179)

Net income attributable to non-controlling interests	4,646	291	-	36	4,973
Net income (loss) attributable to partners	$(20,209)	$(14,134)	$93	$14,098	$(20,152)

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2013

Non-Guarantors for the Period June 26, 2013 through December 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$-	$222,250	$26,883	$-	$249,133
Costs of services	-	188,928	24,762	-	213,690
Gross margin	-	33,322	2,121	-	35,443

Operating costs and expense:
General and administrative	-	11,283	1,184	-	12,467
Depreciation, amortization and accretion	-	5,027	137	-	5,164
Impairments	-	3,429	702	-	4,131
Operating income (loss)	-	13,583	98	-	13,681

Other income (expense):
Interest expense, net	(18)	(3,822)	(160)	-	(4,000)
Offering costs	(1,376)	-	-	-	(1,376)
Gain on reversal of contingent consideration	-	11,250	-	-	11,250
Other, net	-	41	(4)	-	37
Net income (loss) before income tax expense	(1,394)	21,052	(66)	-	19,592
Income tax expense	-	14,187	1,050	-	15,237
Net income (loss)	(1,394)	6,865	(1,116)	-	4,355

Net income attributable to non-controlling interests	-	22	-	-	22
Net income (loss) attributable to partners	$(1,394)	$6,843	$(1,116)	$-	$4,333

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income	$3,931	$6,544	$741	$(7,125)	$4,091
Other comprehensive loss-			-
Foreign currency translation	-	-	(1,178)	(564)	(1,742)
			-
Comprehensive income (loss)	$3,931	$6,544	$(437)	$(7,689)	$2,349

Comprehensive income (loss) attributable to non-controlling interests	143	429	-	(430)	142
Comprehensive income (loss) attributable to partners	$3,788	$6,115	$(437)	$(7,259)	$2,207

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income	$(15,563)	$(13,843)	$93	$14,134	$(15,179)
Other comprehensive loss-			-
Foreign currency translation	-	-	(621)	(316)	(937)
			-
Comprehensive income (loss)	$(15,563)	$(13,843)	$(528)	$13,818	$(16,116)

Comprehensive income (loss) attributable to non-controlling interests	4,646	291	-	(279)	4,658
Comprehensive income (loss) attributable to partners	$(20,209)	$(14,134)	$(528)	$14,097	$(20,774)

Condensed Consolidating Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2013

Non-Guarantors for the Period June 26, 2013 through December 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income	$(1,394)	$6,865	$(1,116)	$-	$4,355
Other comprehensive loss-			-
Foreign currency translation	-	-	(112)	-	(112)
			-
Comprehensive income (loss)	$(1,394)	$6,865	$(1,228)	$-	$4,243

Comprehensive income (loss) attributable to non-controlling interests	-	22	-	-	22
Comprehensive income (loss) attributable to partners	$(1,394)	$6,843	$(1,228)	$-	$4,221

 Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income	$3,931	$6,544	$741	$(7,125)	$4,091
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	5,102	902	-	6,004
Impairments	-	6,645	-	-	6,645
Gain on asset disposal	-	-	(1)	-	(1)
Interest expense from debt issuance cost amortization	547	-	-	-	547
Amortization of equity-based compensation	1,167	-	-	-	1,167
Equity earnings in investee company	-	(102)	-	-	(102)
Distributions from investee company	-	100	-	-	100
Equity earnings in subsidiaries	(6,115)	(1,010)	-	7,125	-
Deferred tax benefit, net	-	58	(90)	-	(32)
Non-cash allocated expenses	648	-	-	-	648
Changes in assets and liabilities:		-
Trade accounts receivable	-	9,585	(546)	-	9,039
Receivables from affiliates	22	(22)	-	-	-
Prepaid expenses and other	-	302	(69)	-	233
Accounts payable and accrued payroll and other	1,203	2,111	(4,536)	-	(1,222)
Income taxes payable	-	(157)	(39)	-	(196)
Net cash provided by (used in) operating activities	1,403	29,156	(3,638)	-	26,921

Investing activities:
Proceeds from fixed asset disposals	-	2	-	-	2
Cash paid for acquisition of 49.9% interest in the TIR Entities	-	(52,588)	-	-	(52,588)
Cash paid for acquisition of 51% interest in Brown, net of cash acquired	-	(10,436)	-	-	(10,436)
Purchase of property and equipment	-	(1,607)	(250)	-	(1,857)
Net cash used in investing activities	-	(64,629)	(250)	-	(64,879)

Financing activities:
Advances on long-term debt	-	63,300	5,500	-	68,800
Repayment of long-term debt	-	(5,500)	-	-	(5,500)
Distributions from subsidiaries	17,225	(17,225)	-	-	-
Distributions to limited partners	(19,232)	-	-	-	(19,232)
Distributions to non-controlling members of the TIR Entities	-	(1,567)	-	-	(1,567)
Net cash provided by (used in) financing activities	(2,007)	39,008	5,500	-	42,501

Effects of exchange rates on cash	-	(563)	(587)	-	(1,150)

Net increase (decrease) in cash and cash equivalents	(604)	2,972	1,025	-	3,393
Cash and cash equivalents, beginning of period	982	16,598	3,177	-	20,757
Cash and cash equivalents, end of period	$378	$19,570	$4,202	$-	$24,150

Non-cash items:
Accounts payable excluded from capital expenditures	$-	6	$94	$-	$100

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(15,563)	$(13,843)	$93	$14,134	$(15,179)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	6,304	209	-	6,513
Impairments	-	32,546	-	-	32,546
Gain on asset disposal	-	3	-	-	3
Interest expense from debt issuance cost amortization	714	-	-	-	714
Amortization of equity-based compensation	785	-	-	-	785
Equity earnings in investee company	-	(46)	-	-	(46)
Distributions from investee company	-	55	-	-	55
Equity earnings in subsidiaries	14,134	-	-	(14,134)	-
Deferred tax benefit, net	-	(22)	9	-	(13)
Non-cash allocated expenses	-	497	-	-	497
Changes in assets and liabilities:
Trade accounts receivable	-	4,123	2,527	-	6,650
Receivables from affiliates	(22)	(773)	795	-	-
Prepaid expenses and other	(285)	(248)	(400)	-	(933)
Accounts payable and accrued payroll and other	21	(2,326)	(659)	-	(2,964)
Income taxes payable	-	(14,481)	(1,131)	-	(15,612)
Net cash provided by (used in) operating activities	(216)	11,789	1,443	-	13,016

Investing activities:
Acquisitions of businesses	-	(1,769)	-	-	(1,769)
Purchase of property and equipment	-	(483)	(34)	-	(517)
Net cash used in investing activities	-	(2,252)	(34)	-	(2,286)

Financing activities:
Proceeds from initial public offering	80,213	-	-	-	80,213
Distribution of initial public offering proceeds to Cypress Energy Holdings, LLC	(80,213)	-	-	-	(80,213)
Payment of offering costs	(314)	-	-	-	(314)
Advances on long-term debt	-	7,600	-	-	7,600
Repayment of long-term debt	-	(5,000)	-	-	(5,000)
Payment of debt issuance costs	-	(883)	-	-	(883)
Distributions to members prior to IPO	(279)	111	-	-	(168)
Contribution from general partner	314	168	-	-	482
Distributions from subsidiaries	14,541	(14,541)	-	-	-
Distributions to limited partners	(13,064)	-	-	-	(13,064)
Distributions to non-controlling members of the TIR Entities	-	(4,683)	-	-	(4,683)
Net cash provided by (used in) financing activities	1,198	(17,228)	-	-	(16,030)

Effects of exchange rates on cash	-	(317)	(316)	-	(633)

Net increase (decrease) in cash and cash equivalents	982	(8,008)	1,093	-	(5,933)
Cash and cash equivalents, beginning of period	-	24,606	2,084	-	26,690
Cash and cash equivalents, end of period	$982	$16,598	$3,177	$-	$20,757

Non-cash items:
Accounts payable excluded from capital expenditures	$-	756	$-	$-	$756

CYPRESS ENERGY PARTNERS, L.P.

Quarterly Financial Information

(Unaudited)

The following table sets forth certain unaudited financial data for each quarter during 2015, 2014 and 2013.  The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

2015	Quarter Ended,
	(in thousands, except per unit amounts)
	March 31	June 30	September 30	December 31
Revenues	$94,066	$90,953	$96,408	$89,764
Gross margin	10,549	10,763	12,101	11,517
Impairments	-	-	5,567	1,078
Net income (loss)	2,826	1,859	(1,640)	1,046
Net income (loss attributable to partners / controlling interests	2,659	1,936	(1,809)	706
Net income (loss) per common limited partner unit - basic and diluted	0.22	0.18	(0.15)	0.10
Net income (loss per subordinated limited partner unit - basic and diluted	0.22	0.18	(0.15)	0.10

2014	Quarter Ended,
	(in thousands, except per unit amounts)
	March 31	June 30	September 30	December 31
Revenues	$97,523	$93,722	$111,016	$102,157
Gross margin	11,420	12,303	13,281	12,059
Impairments	-	-	-	32,546
Net income (loss)	3,517	4,929	5,097	(28,722)
Net income (loss attributable to partners / controlling interests	2,744	3,680	3,555	(30,131)
Net income (loss) per common limited partner unit - basic	0.18	0.31	0.30	(2.51)
Net income (loss) per common limited partner unit - diluted	0.17	0.31	0.30	(2.51)
Net income (loss per subordinated limited partner unit - basic and diluted	0.18	0.31	0.30	(2.51)

2013	Quarter Ended,
	(in thousands)
	March 31	June 30	September 30	December 31
Revenues	$5,337	$9,176	$116,980	$117,640
Gross margin	3,755	3,725	14,311	13,652
Impairments	-	-	-	4,131
Gain on reversal of contingent consideration	-	11,250	-	-
Income tax expense	-	53	1,211	13,973
Net income (loss)	2,231	12,824	4,488	(15,188)
Net income (loss attributable to controlling interests	2,231	12,824	4,488	(15,210)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.  Additionally, we have implemented a quarterly sub-certification process whereby all members of upper management and certain other management will review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2015, we maintained effective internal control over financial reporting, and management believes that we have no material internal control weaknesses in our financial reporting process.

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

On March 21, 2016, Philip C. Gisi informed the Partnership of his decision to resign from his position as a director of Cypress Energy Partners GP, LLC effective March 31, 2016. Mr. Gisi's decision to resign from the Board of Directors was not the result of disagreement with the Partnership on any matter relating to its operations, policies or practices.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Management of Cypress Energy Partners, L.P.

We are managed by the executive officers of our general partner.  Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future.  Holdings indirectly owns all of the membership interests in our general partner.  Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly participate in our management or operations.  Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it.  Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

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

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner, or to establish a compensation or a nominating and corporate governance committee.  We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.

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

Name	Age	Position with Cypress Energy Partners GP, LLC
Peter C. Boylan III	52	Chairman of the Board, Chief Executive Officer and President
G. Les Austin	50	Vice President and Chief Financial Officer
Richard M. Carson	49	Vice President and General Counsel
Jeffrey English	41	Vice President of Operations
Donald D. LaBass, Jr.	48	Vice President, Controller and Chief Accounting Officer
Tony Ceci	34	Vice President of Corporate Development
Henry Cornell	59	Director
Philip C. Gisi	55	Director
Stan A. Lybarger	66	Director & Audit Committee Chairman
John T. McNabb, II	71	Director & Conflicts Committee Chairman
Charles C. Stephenson, Jr.	79	Director

Peter C. Boylan III became co-Founder, President and Chief Executive Officer of Holdings in April 2012, and Chairman of the Board, President and Chief Executive Officer of Cypress Energy Partners GP, LLC, in September 2013. Since March 2002, Mr. Boylan has been the Chief Executive Officer of Boylan Capital Partners, LLC, a provider of investment and advisory services. From 1995 to 2004, Mr. Boylan served in a variety of senior executive management positions of various public and private companies controlled by Liberty Media Corporation, including serving as a board member, Chairman, President, Chief Executive Officer, Chief Operation Officer and Chief Financial Officer of several different companies. Mr. Boylan currently serves on the board of directors of publicly traded BOK Financial Corporation. Mr. Boylan has also served on over a dozen other public and private company boards of directors over the last 20 years. Mr. Boylan has extensive corporate senior executive management and leadership experience, and specific expertise with accounting, finance, audit, risk and compensation committee service, intellectual property, corporate development, health care, media, cable and satellite TV, software development, technology, energy and civic and community service.  We believe this experience suits Mr. Boylan to serve as Chairman of the Board, Chief Executive Officer and President.

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

Richard M. Carson is Vice President and General Counsel. Mr. Carson has served as Vice President and General Counsel since September 27, 2013. Mr. Carson served as a director, officer, and shareholder of Gable & Gotwals, a Professional Corporation (“GableGotwals”), a premier Oklahoma law firm, where he practiced securities, corporate finance, transactional and environmental law, primarily for clients in the energy industry, including several master limited partnerships. Prior to joining GableGotwals, from 1999 to 2008, Mr. Carson served in the legal department of The Williams Companies, Inc. (“Williams”), where he counseled Williams in regard to securities, corporate finance, and environmental matters, particularly relating to Williams’ master limited partnership subsidiaries, Williams Partners L.P., Williams Pipeline Partners L.P., and Williams Energy Partners L.P. (predecessor to Magellan Midstream Partners, L.P.). Mr. Carson began his career in 1991 working in legal, compliance, and management roles, primarily in the environmental services industry, before joining Williams. Mr. Carson received a Juris Doctor in 1991 from the University of Oklahoma and a Bachelor of Science, Cum Laude, from the University of Tulsa’s Honors Program in 1988. Mr. Carson serves as Chairman of the board of directors of Land Legacy. He has previously served as the Chair of the Oklahoma Bar Association’s Environmental Law Section, and the chair of the Environmental Auditing Roundtable’s South-Central Region.

Jeffrey English is Vice President of Operations of Cypress Energy Partners GP, LLC, having served in that capacity since September 2013. Mr. English has served as Vice President Operations of Cypress LLC since February 25, 2013. From 2011 to 2013, Mr. English was Vice President of Operations for Bosque Systems, LLC, a water management company with annual revenues of approximately $45 million in 2012, where he managed operations (including health, safety and environmental, construction, compliance) in five regions and three business lines. From 2001 to 2011, Mr. English served as a senior director of operations for Vartec Telecom, a telecom company with annual revenues of $200 million. Prior to that, Mr. English was a senior consultant at Ernst & Young specializing in change management and business process improvement for complex customer relationship management system implementation. Mr. English is a graduate of Baylor University, with a M.A., Business Communication, and Southwestern University.

Donald D. LaBass, Jr. is Vice President, Controller, and Chief Accounting Officer of Cypress Energy Partners GP, LLC, having served in that capacity since September 2013. Mr. LaBass has served as VP Controller and Chief Accounting Officer since July 2013. Mr. LaBass previously served as Senior Vice President and Chief Financial Officer for Cherokee Nation Business, or CNB, a diversified tribal holding company whose operations included gaming, manufacturing and professional services. Prior to joining CNB, from 1998 to 2005, Mr. LaBass served in senior financial positions with BOK Financial Corporation as well as Gemstar TV Guide International, Inc. and its predecessors from 2005 until 2013. Mr. LaBass began his career in 1990 in public accounting with KPMG. Mr. LaBass received a B.B.A. in Accounting from the University of Oklahoma. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Henry Cornell became a director of our board effective at the close of our public offering. Mr. Cornell was formerly a vice-chairman of the merchant banking division of Goldman Sachs & Co., where he worked for nearly 30 years prior to his retirement in February 2013. Mr. Cornell served on the firm’s corporate, real estate and infrastructure investment committees. He also led Goldman Sachs & Co.’s investment activities in Asia from 1988 – 2000. Prior to joining Goldman Sachs & Co., Mr. Cornell worked at Davis Polk & Wardwell. He currently serves on the international advisory board of Sotheby’s. Mr. Cornell is also the chairman of the board of the Citizens Committee for New York City, a trustee of the Asia Society, a trustee of the Whitney Museum, and a member of the Council on Foreign Relations. Mr. Cornell received his B.A. from Grinnell College in 1976 and his J.D. from New York Law School in 1981.

Philip C. Gisi has been a director of our board since the acquisition of SBG on December 31, 2012. Mr. Gisi is primarily involved in the senior housing, assisted living business, and is the owner, President and Chief Executive Officer of Edgewood Group LLC and Edgewood Vista Senior Living, Inc., Grand Forks, North Dakota. These companies develop, own, and manage assisted living and memory care communities, employing over 2,500 people in seven states with a capacity of about 3,000 residents in 52 locations. Mr. Gisi was also co-founder, President and Chief Executive Officer of SBG Energy Services, LLC, which provides fluid transportation, water disposal and other services to the oil field industry in western ND. Mr. Gisi currently serves as a board member of Altru Health System in Grand Forks, University of North Dakota, or UND, Alumni Association and UND Foundation, and is a Member of the Alumni Advisory Council of the College of Business and Public Administration at UND.

Stan A. Lybarger has served as a director on the board of Cypress Energy Partners GP, LLC since March 5, 2014. Mr. Lybarger retired as president and chief executive officer of BOK Financial, a top 25 US-based bank, on January 1, 2014. He continues to serve on the board of directors of that corporation. Mr. Lybarger had a 40-year career with BOK Financial. Mr. Lybarger served as its first president and chief operating officer, in addition to continuing to hold that title for Bank of Oklahoma. He became the chief executive officer for BOK Financial and Bank of Oklahoma in 1996. Lybarger earned B.A. and M.B.A. degrees from the University of Kansas, and a Certification from the Stonier Graduate School of Banking at Rutgers University. Mr. Lybarger has also been an industry and community leader for decades and has held leadership positions at a number of organizations, including serving on the Federal Advisory Council (a 12-member council which consults and advises the Federal Reserve Board of Governors in Washington, DC), the Executive Committee of the Financial Institutions Division of the American Bankers Association, Chairman of the Tulsa Stadium Trust, Chairman of the Tulsa Metro Chamber, Chairman of the Oklahoma State Chamber, Chairman of the Oklahoma Business Roundtable and Chairman of Tulsa Area United Way.

John T. McNabb II has served on the board of directors of Cypress Energy Partners GP, LLC, the general partner of the Partnership, where he has served as the Chairman of the Conflicts Committee. Mr. McNabb has served on the boards of eight publicly traded companies and currently sits on the board of Continental Resources (where he has served as Lead Director) and Willbros Group, Inc. Mr. McNabb was elected to serve as non-executive Chairman of the Board of Willbros from September 2007 until August 2014 when he was appointed Executive Chairman. He was appointed Chief Executive Officer in October 2014 and elected to the board of Directors in August 2006. Effective December 1, 2015, Mr. McNabb retired from his positions as Chairman and Chief Executive Officer and will not stand for re-election when his term as Director expires in 2016. He will continue to serve on the Finance and Executive Committees of Willbros Group, Inc. Mr. McNabb also serves as Senior Advisor and was formerly Vice Chairman, Corporate Finance of Duff & Phelps Securities LLC, a leading global financial advisory firm. Prior thereto, Mr. McNabb was a founder and Chairman of Growth Capital Partners LP and formerly was a Managing Director of Bankers Trust New York Corporation and a board member of BT Southwest Inc., a wholly owned subsidiary of Bankers Trust. Prior thereto, he served in various capacities with The Prudential Insurance Company of America including having responsibility for a multi-billion dollar investment portfolio primarily focused on energy investments. He started his energy career with Mobil Oil in the E&P Division.  He has owned equity interests in approximately twenty private energy related companies and acted in operating or financial roles in several. Mr. McNabb has also served as a director of twelve private energy companies located in both Canada and the United States. He is an emeritus member of the board of Visitors of The Fuqua School of Business at Duke University and served as Chairman of the Board of Visitors of The University of Houston and also served as Chairman of the Dean’s Advisory Board at The Bauer College of Business and as an Executive Professor of Finance at the University of Houston. Mr. McNabb holds BA and MBA degrees from Duke University and served in the US Air Force during the Vietnam conflict, rising to the rank of Captain and was awarded the Air Medal with three Oak Leaf Clusters and the Distinguished Flying Cross.

Charles C. Stephenson, Jr. has been a director on the board of Cypress Energy Partners GP, LLC since the close of the initial public offering in January 2014. Since 2006, Mr. Stephenson has served as Chairman of the board of Premier Natural Resources, an independent oil and gas company of which he is also a co-founder. Mr. Stephenson is also an owner of Regent Private Capital II LLC and was a co-founder and director of Growth Capital Partners, an investment and merchant banking firm. From 1983 to 2006, Mr. Stephenson worked for Vintage Petroleum, Inc. which he founded and for which he served as Chairman of the Board, President, and Chief Executive Officer at the time of its sale to Occidental Petroleum in 2006. Mr. Stephenson received a B.S. in petroleum engineering from the University of Oklahoma. Mr. Stephenson is a member of the Society of Petroleum Engineers and has served on the board of the National Petroleum Council.

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

Section 16(a) of the Exchange Act requires our general partner’s board of directors and officers, and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and NYSE concerning beneficial ownership of such securities.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors and officers and our greater than 10% unitholders under Section 16(a) were satisfied during the year ended December 31, 2015, except as described herein. Due to an administrative oversight, Mr. English did not timely report three small acquisitions of common units purchased July 7, 2015, August 14, 2015 and November 13, 2015 through a broker’s dividend reinvestment program. Mr. English reported these purchases in a Form 4 filed March 14, 2016.

Corporate Governance

The board of directors of our general partner has adopted Corporate Governance Guidelines that outline important policies and practices regarding our governance and a Code of Business Conduct and Ethics that applies to the directors, officers and employees of our general partner and its affiliates and us.

Non-management directors of our general partner meet in executive session without management participation at each meeting of the board of directors. These executive sessions are chaired by Stan A. Lybarger, the current chairman of our audit committee, or such independent director as he designates. Interested parties may communicate directly with the independent directors by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in care of Mr. Lybarger at:

Cypress Energy Partners GP, LLC

5727 S. Lewis Avenue, Suite 300

Tulsa, Oklahoma 74105

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

This executive compensation disclosure provides an overview of the executive compensation program for our named executive officers identified below.  For the year ended December 31, 2015, our named executive officers (“NEOs”) were:

●	Peter C. Boylan III, our Chairman, Chief Executive Officer and President;

●	G. Les Austin, our Vice President and Chief Financial Officer; and

●	Richard M. Carson, our Vice President and General Counsel.

Summary Compensation Table For 2015

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2015, 2014 and 2013.

					Unit	All Other
				Bonus	Awards	Compensation
Name and Principal Position	Year	Salary		(a)	(b)	(c)	Total

Peter C. Boylan III	2015	$399,050		$38,609	$593,173	$-	$1,030,832
Chairman, Chief Executive Officer and President	2014	352,512		-	-	2,390	354,902
	2013	258,420		-	-	28,676	287,096

G. Les Austin	2015	$260,000		$20,000	$203,907	$-	$483,907
Vice President and Chief Financial Officer	2014	211,667		70,000	599,712	-	881,379
	2013	175,000		-	-	-	175,000

Richard M. Carson	2015	$259,375		$20,000	$203,907	$-	$483,282
Vice President and General Counsel	2014	211,458		30,000	272,488	-	513,946
	2013	44,000	(d)	-	100,046	-	144,046

(a)	Represents cash bonus awards paid. For more information, see "Bonus awards" below.
(b)	Represents the grant date fair value of awards granted under the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan as determined in accordance with FASB ASC Topic 718, as well as the change in grant date fair value associated with the conversion of previously granted CEP LLC awards into subordinated units in us for Mr. Austin and Mr. Carson, which amounts consist of $344,081 for Mr. Austin and $158,213 for Mr. Carson in 2014. For additional information, please see Note 11 to the Consolidated Financial Statements included in Item 8 in this Annual Report.
(c)	Represent cash payments provided for healthcare premiums for Mr. Boylan in 2013 and 2014. These payments were made in lieu of our providing any health or welfare benefits to Mr. Boylan.
(d)	Mr. Carson commenced service as our Vice President and General Counsel in September 2013 and became a full time employee of CEM LLC on January 1, 2014. The amount shown represents payments made in respect of Mr. Carson's part-time service with us during 2013 pursuant to an arrangement with Mr. Carson's former law firm.

Narrative Disclosure to Summary Compensation Table

Elements of the compensation program. For 2015, the primary elements of compensation for our NEOs included base salary, cash bonus awards and equity awards.

Base compensation for 2015.  Base salaries for our NEOs were originally set at modest levels, primarily due to our limited operating history at the time such salaries were determined. Salaries were increased in February 2014 following the IPO to bring them more in line with competitive salaries in our industry.

The following table sets forth the current annualized base salary rates for our NEOs as of December 31, 2015:

Current Base
Name and Principal Position	Salary

Peter C. Boylan III	$411,712
Chairman, Chief Executive Officer and President

G. Les Austin	$275,000
Vice President and Chief Financial Officer

Richard M. Carson	$275,000
Vice President and General Counsel

Bonus awards. Our NEOs are eligible to receive discretionary cash bonus awards as our general partner’s board of directors may determine from time to time.  For 2015, Mr. Boylan, Mr. Austin and Mr. Carson received cash bonus awards. For 2014, Mr. Austin and Mr. Carson received cash bonus awards.  Mr. Boylan’s, Mr. Austin’s and Mr. Carson’s bonus awards were granted based on subjective performance determinations.

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

In connection with our IPO, we adopted the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan, or the LTIP, under which we make periodic grants of equity and equity-based awards in us to our NEOs and other key employees and other service providers.  In addition to the equity awards received by Mr. Austin and Mr. Carson in connection with the conversion of previously issued awards in CEP LLC described above, in 2015 and 2014, we granted long-term incentive awards to Mr. Austin and Mr. Carson in the form of phantom units.  The phantom units are scheduled to vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the NEO’s continued employment with us on the applicable vesting date and potential accelerated vesting as described below under “Severance and change in control arrangements.”

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding the outstanding and unvested long-term equity incentive awards held by our NEOs as of December 31, 2015.  None of our NEOs held any option awards that were outstanding as of December 31, 2015.

		Number of Units		Market Value of
		That Have		Units That Have
Name and Principal Position	Grant Date	Not Vested		Not Vested
		#		(a)

Peter C. Boylan III (b)	March 26, 2015	47,365	(b), (d)	416,812
Chairman, Chief Executive Officer and President

G. Les Austin	March 26, 2015	16,282	(d)	143,282
Vice President and Chief Financial Officer	December 31, 2014	4,440	(c)	39,072
	February 1, 2014	10,283	(d)	90,490
	-	20,096	(e)	176,845

Richard M. Carson	March 26, 2015	16,282	(d)	143,282
Vice President and General Counsel	December 31, 2014	4,440	(c)	39,072
	February 1, 2014	2,571	(d)	22,625
	-	14,308	(e)	125,910

(a)	Amount shown reflects the per-unit value based upon the December 31, 2015 closing price of $8.80 per common unit.
(b)	In addition to equity awards, as our co-founder Mr. Boylan also owns a part of Holdings.
(c)	Represents phantom units granted under the LTIP which vests 100% on June 30, 2016.
(d)	Represents phantom units granted under the LTIP and scheduled to vest in three equal annual installments on the third, fourth and fifth anniversaries of the grant date.
(e)	Represents subordinated units in us into which previously issued awards in CEP LLC that were outstanding as of December 31, 2013 were converted upon the closing of our IPO on January 21, 2014 based upon the IPO price of $20.00 per common unit. The remaining subordinated units for Mr. Austin are scheduled to vest in two equal annual installments on each of October 1, 2016 and 2017. The subordinated units for Mr. Carson are scheduled to vest in three annual installments on each of September 30, 2016, 2017 and 2018.

Severance and change in control arrangements.  None of our NEOs has entered into any employment or severance agreements with our general partner or any of its affiliates.

The terms of Mr. Austin’s and Mr. Carson’s subordinated unit awards provide that in the event of a change in control of the Partnership, their subordinated unit awards would become fully vested, effective immediately prior to such change in control; and the terms of their phantom restricted unit awards provide that in the event of a change in control of the partnership, their phantom restricted units would become fully vested should they no longer remain employed in their respective positions within six months after such change in control.

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

The following table provides information regarding the compensation earned by our non-employee directors during the years ended December 31, 2015 and 2014.

		Cash Fees	Unit
Name	Year	Earned	Awards	Total
			(a)

Henry Cornell	2015	$25,000	$41,384	$66,384
	2014	25,000	21,540	46,540

Stan A. Lybarger	2015	$32,500	$41,384	$73,884
	2014	32,500	100,505	133,005

John T. McNabb II	2015	$30,000	$41,384	$71,384
	2014	30,000	297,728	327,728

(a)	Represents the grant date fair value of the awards, as determined in accordance with FASB ASC Topic 718. For additional information, please see Note 11 to the Consolidated Financial Statements included in Item 8 in this Annual Report.

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

Members of the Board of Directors of Cypress Energy Partners GP, LLC
Peter C. Boylan III	Henry Cornell	Phil C. Gisi
Stan A. Lybarger	John T. McNabb II	Charles C. Stephenson, Jr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units of Cypress Energy Partners, L.P., as of March 15, 2015, held by beneficial owners of 5.0% or more of the units, by each director and named executive officer of Cypress Energy Partners GP, LLC, our general partner, and by all directors and executive officers of our general partner as a group.  The percentage of units beneficially owned is based on a total of 5,923,975 common units and 5,913,000 subordinated units outstanding.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.  Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.  Unless otherwise indicated, the address for each of the beneficial owners below is 5727 S. Lewis Avenue, Suite 300, Tulsa, Oklahoma 74105.

					Percentage
					of Total
		Percentage of		Percentage of	Common and
	Common	Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned

Cypress Energy Holdings, LLC (a) (b)	1,344,650	22.7%	5,612,699	94.9%	58.8%
ClearBridge Investments, LLC (c)	445,810	7.5%	-	-	3.8%
Peter C. Boylan III	20,242	*	-	-	*
G. Les Austin	11,500	*	30,143	*	*
Richard M. Carson	4,950	*	14,308	*	*
Jeffrey English	1,275	*	-	-	*
Donald D. LaBass, Jr.	2,000	*	-	-	*
Henry Cornell	1,742	*	-	-	*
Philip C. Gisi	25,000	*	-	-	*
John T. McNabb II	28,242	*	-	-	*
Stan A. Lybarger	20,996	*	-	-	*
Charles C. Stephenson, Jr.	215,340	3.6%	198,400	3.4%	3.5%
All directors and executive officers as a group (consisting of 10 persons)	331,287	5.6%	242,851	4.1%	4.8%

*	an asterisk indicates that person or entity owns less than one percent.

(a)	Cypress Energy Holdings, LLC owns 100.0% of Cypress Energy Investments, LLC, which owns 100.0% of CEP TIR. CEP TIR owns 11.4% of our common units and 11.4% of our subordinated units.
(b)

Cypress Energy Holdings, LLC owns 100.0% of Cypress Energy Holdings II, LLC, which owns 100.0% of our general partner. Cypress Energy Holdings II, LLC owns 11.4% of our common units and 83.4% of our subordinated units. The following table sets forth the beneficial ownership of Cypress Energy Holdings, LLC.

(c)

Based solely on a Schedule 13G/A filed by ClearBridge Investments, LLC. The Schedule 13G/A states that ClearBridge Investments, LLC has sole voting and sole dispositive power over the reported common units. The interest of one account, ClearBridge American Energy MLP Fund, an investment company registered under the Investment Company Act of 1940 and managed by ClearBridge Investments, LLC, amounted to 355,210 common units or 6.0% of the total common units outstanding. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, NY 10018.

Ownership Interest
Name of Beneficial Owner	Ratio (1)

Cynthia A. Field Trust (2)	36.750%
Charles C. Stephenson, Jr.	27.468%
CEP Capital Partners, LLC (3)	24.500%
Henry Cornell	2.000%
Lawrence D. Field, Jr. Trust - 2007 (2)	1.547%
Alex S. Field Trust - 2007 (2)	1.547%
Andrew M. Field Trust (2)	1.547%
Corry C. Stephenson Trust - 2007 (2)	1.547%
Kelly C. Stephenson Trust - 2007 (2)	1.547%
Julie A. Stephenson Trust - 2007 (2)	1.547%

(1)

Cypress Energy Holdings, LLC is managed by a three-member board of directors consisting of Peter C. Boylan III, Lawrence D. Field and Charles C. Stephenson, Jr. The Election of each director requires the affirmative vote of members representing at least a majority of the voting ratio of Holdings and the concurrence of CEP Capital Partners, LLC.

(2)	Voting rights of the trust are exercised by Cynthia A. Field, as trustee.
(3)	CEP Capital Partners, LLC is owned and controlled by affiliates of Peter C. Boylan III, our Chairman, Chief Executive Officer and President.

Securities Authorized for Issuance under Equity Compensation Plans

In connection with the consummation of our IPO on January 21, 2014, the board of directors of our general partner adopted the 2013 Long-Term Incentive Plan.  The following table provides certain information with respect to this plan as of December 31, 2015:

	Number of		Number of
	Securities to	Weighted	Securitites
	be Issued	Average	Remaining
	upon	Exercise	Available
	Exercise of	Price of	for Future
	Outstanding	Outstanding	Issuance
	Options,	Options,	under Equity
	Warrants	Warrants	Compensation
Plan Category	and Rights	and Rights	Plans

Equity compensation plans approved by security holders	361,698	-	820,902
Equity compensation plans not approved by security holders	-	-	-

Total	361,698	-	820,902

Amounts shown represent outstanding phantom units. The phantom units do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Delaware law provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the duties (including fiduciary duties) otherwise owed by the general partner to limited partners and the partnership.  As permitted by Delaware law, our partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing the duties of the general partner and contractual methods of resolving conflicts of interest.  The effect of these provisions is to restrict the remedies available to unitholders for actions that might otherwise constitute breaches of our general partner’s fiduciary duties.  Our partnership agreement also provides that affiliates of our general partner, including Holdings and its controlled affiliates, are permitted to compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.  By purchasing a common unit, the purchaser agrees to be bound by the terms of our partnership agreement, and pursuant to the terms of our partnership agreement, each holder of common units consents to various actions and potential conflicts of interest contemplated in our partnership agreement that might otherwise be considered a breach of fiduciary or other duties under Delaware law.

As of December 31, 2015, the general partner and its controlled affiliates own 1,344,650 common units and 5,612,699 subordinated units, representing a 58.8% limited partner interest in us.  In addition, our general partner owns a 0.0% non-economic general partner interest in us.

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

During the year ended December 31, 2015 and the period of January 21, 2014 through December 31, 2014 (the pro-rata period from the closing of our IPO through year end) the distribution on all of our outstanding units for four quarters, our general partner and its affiliates received approximately $12.3 million and $11.3 million, respectively.

Payments to our general partner and its affiliates

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations.  Except to the extent specified under our amended and restated omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement.  Under our amended and restated omnibus agreement, we reimbursed our general partner $4.04 million and $3.8 million in annual administrative fees for expenses incurred by it and their respective affiliates in providing certain partnership overhead services to us, including the provision of executive management services by certain officers of our general partner for the year ended December 31, 2015 and the period of January 21, 2014 through December 31, 2014 (the pro-rata period from the closing of our IPO through year end), respectively.  This fee also included $2.0 million in annual cash expense we incurred as a result of being a publicly traded partnership.  The annual administrative fee is subject to increase by an annual amount equal to PPI plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth.  Please read “Agreements with Affiliates — Omnibus Agreement” below and “Compensation Overview.”

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

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services; and

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

Right of First Offer

Under our amended and restated omnibus agreement, if Holdings or its controlled subsidiaries decide to sell, transfer or otherwise dispose of any of the assets or entities listed below within a five-year period following the closing of the IPO, Holdings will provide notice to us of such intended disposition and provide us with the opportunity to make the first offer on any assets used in, or entities engaged primarily in, providing saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies in the U.S., including any assets or entities currently owned by or acquired from SBG Energy Services, LLC.

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

●

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

●	Retained Assets: all events and conditions associated with any assets retained by Holdings regardless of when they occur;

●

IPO Transactions: for a period of five years after the closing of the IPO to the extent not covered by other indemnifications in our amended and restated omnibus agreement, the formation transactions, asset contributions and ownership of the contributed assets prior to the closing, as well as any event or condition that arise out of ownership of the contributed assets prior to closing;

●

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

●

Litigation: any legal proceedings attributable to ownership or operation of the contributed assets prior to the closing of the IPO, except that indemnification for any legal proceeding not known at the time of the closing of the IPO is subject to an aggregate deductible of $250,000;

●	TIR Restructuring Transactions: the acquisition of the shares in Tulsa Inspection Resources, Inc. and the merger of Tulsa Inspection Resources, Inc. with the TIR Entities; and

●

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

Contribution, Conveyance and Assumption Agreement

On February 20, 2015, we entered into a contribution agreement with CEP, our General Partner, Holdings, CEP-TIR, Mr. Charles C. Stephenson, Jr. and Ms. Cynthia Field (together with CEP-TIR and Mr. Charles C Stephenson, Jr., the “Contributors”). The following transactions contemplated by the Contribution Agreement occurred at the simultaneous closing:

●

a series of conveyances, contributions and distributions by each of the Contributors to the Partnership, and ultimately to CEP, of the remaining 49.9% limited liability company interest not previously owned by the Partnership in each of the TIR Entities;

●	payment to the Contributors of an aggregate $52.6 million in cash borrowed under our secured Credit Agreement with Deutsche Bank AG, New York Branch and BMO Harris Bank; and

●	amending and restating of the omnibus agreement, as described above under “— Omnibus Agreement.”

Relationships with SBG

One of our directors, Phil Gisi, is also a director and executive officer of SBG Energy Services, LLC (“SBG”), and Creek Energy Services, LLC (“Creek” - formerly Rud Transportation LLC), an affiliate of SBG.  As discussed below, we have commercial arrangements with SBG, SBG Disposal (“SBG Disposal”) LLC and Creek, and we believe the terms of these transactions are similar to what would have been obtained from an unaffiliated third party.

SBG Management Services Agreement

On December 31, 2012, Holdings, acting through one of its subsidiaries, entered into a management services agreement with SBG Disposal.  Pursuant to this agreement, SBG Disposal provided day-to-day oversight, management, development, construction and operations of the SWD facilities we acquired from SBG.  Effective October 1, 2013, SBG Disposal contributed this agreement to CES LLC, which was owned 49.0% by SBG Disposal prior to our acquisition of the 49% interest on June 1, 2015.  All personnel providing such services became employees of Cypress Energy Management – Bakken Operations, LLC, a wholly owned subsidiary of CEM LLC, on December 22, 2013.  This agreement has a five year term that will automatically renew for 90 day periods unless terminated by either party with written notice.  Prior to the contribution of the management agreement, SBG Disposal was paid a monthly fee equal to 4.75% of gross revenues in addition to reimbursable expenses such as direct staffing expenses and supplies.

SBG Option Agreement

On December 31, 2012, CEP LLC, acting through a subsidiary, entered into an option agreement with SBG.  Pursuant to this agreement, SBG, the sole member of SBG Disposal, granted CEP LLC the option to purchase 51.0% of the membership interests in SBG Disposal for $500,000. On December 6, 2013, CEP LLC, acting through a subsidiary, effectively exercised this option by entering into an asset contribution and assumption agreement with SBG Disposal, or the asset contribution agreement, through which SBG Disposal conveyed certain of its assets, including all fixed assets, to CES LLC in exchange for a 49.0% membership interest in CES LLC prior to our acquisition of the 49% interest on June 1, 2015 and a cash payment from CES LLC of $500,000.  This transaction was effective October 1, 2013.  The assets contributed included a 25.0% non-controlling interest in an SWD facility in Watford City, North Dakota and five management services agreements related to SBG Disposal’s management of ten SWD facilities in North Dakota, eight of which we own.  CES LLC is consolidated in our financial statements beginning October 1, 2013.

SBG Omnibus Option Agreement

On December 31, 2012, Holdings, acting through one of its subsidiaries, entered into an omnibus option agreement with SBG and its owners, including Philip Gisi.  Pursuant to this agreement, Holdings has the first right to negotiate with the owners of SBG if they decide to sell the membership interest in SBG.  The agreement also provides Holdings with the first right to negotiate with SBG if SBG decides to sell any of the following assets:

●	its membership interest in Creek, a wholly owned subsidiary of SBG that owns trucking equipment engaged in hauling water to and from producers in North Dakota;

●	all of SBG’s right to any water pipeline construction, development or acquisition opportunity;

●	all of SBG’s interest in its gas and diesel wholesale venture; and

●	all of SBG’s interest in its hot water and rail spur ventures.

Holdings also acquired the right to purchase certain other assets that it does not currently anticipate exercising.

Effective July 1, 2015, the Partnership waived its rights to purchase and its rights of first refusal related to certain SWD assets pursuant to this option agreement with SBG Energy in exchange for $1.0 million. The $1.0 million payment has been reflected as gain on waiver of right of purchase other, net on the Consolidated Statements of Operations for the year ended December 31, 2015.

Assignment and Assumption Agreements

On November 7, 2013, the lenders of the TIR Entities’ prior mezzanine facilities irrevocably assigned and sold to TIR Capital Partners, LLC, (“TIR Capital”), all of the lenders’ rights and obligations under the mezzanine facilities, and TIR Capital irrevocably purchased and assumed all of such rights and obligations for approximately $20.0 million.  From November 7 to December 24, 2013 when the mezzanine facilities were repaid and retired from borrowings under the Credit Agreement, the TIR Entities paid TIR Capital, as the new lender under the mezzanine facilities, interest on the outstanding balance of the mezzanine facilities at a rate of 14.7%, or an aggregate amount of approximately $0.4 million.  In addition, on December 5, 2013, Wells Fargo irrevocably assigned and sold to TIR Capital all of its rights and obligations under the TIR Entities’ prior revolving credit facility, and TIR Capital irrevocably purchased and assumed all of such rights and obligations for approximately $38.0 million.  From December 5 to December 24, 2013 when the revolving credit facility was repaid and retired from borrowings under the Credit Agreement, the TIR Entities paid TIR Capital, as the new lender under the revolving credit facility, interest on all outstanding advances at the annualized rate of LIBOR plus 4.0% for previously outstanding U.S. dollar advances and at the annualized rate of CDOR plus 4.55% for previously outstanding Canadian dollar advances, or an aggregate amount of approximately $0.1 million.  TIR Capital was a newly formed financing entity owned and controlled jointly by Peter C. Boylan III, our Chairman, Chief Executive Officer and President and an indirect owner of our general partner, and Charles C. Stephenson, Jr., a director of our general partner, an indirect owner of our general partner and a partial owner of the TIR Entities.

Mr. Boylan’s Sharing Interest in Holdings

In connection with the formation of Holdings, as a co-founder, Mr. Boylan, our Chairman, Chief Executive Officer and President was issued a limited liability company interest in Holdings, based upon his arms’ length negotiation with Charles C. Stephenson, Jr., the other co-founder of Holdings.  The terms of Mr. Boylan’s limited liability company interest provided that Mr. Boylan initially receive a 5.0% sharing interest in the profits and losses of Holdings and in any distributions made by Holdings in respect of its equity securities, which sharing interest increasing to 24.50% effective on the earlier of April 1, 2015 or the IPO of our equity securities.  As a result, Mr. Boylan’s sharing interest in Holdings was increased to 24.50% (25% prior to admission of Henry Cornell) in connection with the consummation of the IPO.

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

We have engaged Ernst & Young LLP as our independent registered public accounting firm. The following table sets forth fees we have paid to Ernst & Young LLP for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
Audit and Non-Audit Fees	2015	2014	2013

Audit fees (a)	$870	$959	$1,968
Audit-related fees (b)	70	28	145
Tax fees (c)	194	303	493
All other fees	-	-	-
Total	$1,134	$1,290	$2,606

(a)	Fees for audit services include fees associated with the annual audit of Cypress Energy Partners, L.P. and reviews of the Partnership's quarterly reports.
(b)	Includes fees related to acquisition due diligence and accounting consultations.
(c)	Includes fees for tax services for Cypress energy Partners, L.P. and affiliates in connection with tax compliance, tax advice and tax planning.

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

PART IV

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
2.1

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

Form of Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1/A filed on December 17, 2013)

10.5

Credit Agreement, dated as of December 24, 2013 between Cypress, as borrower, certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as a lender, swing line lender and collateral agent, the other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1/A filed on January 10, 2014)

10.6

Amendment No. 1 to Credit Agreement, dated as of October 21, 2014 between Cypress, as borrower, certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as collateral agent, lender, issuing bank and swing line lender, the other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 24, 2014)

10.7

Amended and Restated Omnibus Agreement, dated February 20, 2015, among Cypress Energy Holdings, LLC, Cypress Energy Management, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners, L.P., Cypress Energy Partners GP, LLC, Cypress Energy Partners – TIR, LLC, Foley Inspection Services ULC, Tulsa Inspection Resources, LLC, Tulsa Inspection Resources – Canada ULC, Tulsa Inspection Resources Holdings, LLC and Tulsa Inspection Resources – Nondestructive Examination, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2015)

10.8

Amendment No. 2 to Credit Agreement, dated May 4, 2015, by and among Cypress Energy Partners, L.P., Cypress Energy Partners – TIR, LLC, Cypress Energy Partners, LLC and Tulsa Inspection Resources, LLC, as borrowers, Tulsa Inspection Resources – Canada ULC, Foley Inspection Services ULC, the guarantors party thereto, Deutsche Bank AG, New York Branch, in its capacity as collateral agent and as a lender, issuing bank and swing line lender, Deutsche Bank Trust Company Americas, in its capacity as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 7, 2015)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on March 23, 2016.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/ s/ Peter C. Boylan III	Chief Executive Officer and Chairman of the Board	March 23, 2016
Peter C. Boylan III

/ s/ G. Les Austin	Chief Financial Officer and Treasurer	March 23, 2016
G. Les Austin	(Principal Financial Officer and Principal Accounting Officer)

/ s/ Henry Cornell	Director	March 23, 2016
Henry Cornell

/ s/ Philip C.Gisi	Director	March 23, 2016
Philip C. Gisi

/ s/ Stan A. Lybarger	Director	March 23, 2016
Stan A. Lybarger

/ s/ John T. McNabb II	Director	March 23, 2016
John T. McNabb II

/ s/ Charles C. Stephenson, Jr.	Director	March 23, 2016
Charles C. Stephenson, Jr.