Form 10-Q
period 2016-03-31
Cypress Energy Partners, L.P.
filed 2016-05-16
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016, the registrant had 5,928,067 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:     None.

CYPRESS ENERGY PARTNERS, L.P.

  NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“ Brown ” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC acquired May 1, 2015;

●	“ Brown-PUC ” refers to Brown Integrity-PUC, LLC, a 100% owned subsidiary of Brown;

●	“ CEM LLC ” refers to Cypress Energy Management, LLC, a wholly owned subsidiary of the General Partner;

●	“ CEM TIR ” refers to Cypress Energy Management - TIR, LLC, a wholly owned subsidiary of CEM LLC;

●	“ CEM-BO ” refers to Cypress Energy Management – Bakken Operations, LLC, a wholly owned subsidiary of CEM LLC;

●	“ CEP LLC ” refers to Cypress Energy Partners, LLC, a wholly owned subsidiary of the Partnership;

●

“ CEP-TIR ” refers to Cypress Energy Partners – TIR, LLC, an indirect subsidiary of Holdings, and an owner of 673,400 common units representing 11.4% of our outstanding common units, 673,400 subordinated units representing 11.4% of our subordinated units and an owner of a 36.2% interest in the TIR Entities prior to the sale of its interests to the Partnership effective February 1, 2015;

●

“ CES LLC ” refers to Cypress Energy Services, LLC, a wholly owned subsidiary as of June 1, 2015 that performs management services for our salt water disposal (“SWD”) facilities, as well as third party facilities.  SBG Energy Services, LLC (“SBG Energy”) owned 49% of CES LLC prior to the Partnership’s June 1, 2015 acquisition of this ownership interest;

●

“ CF Inspection ” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“ General Partner ” refers to Cypress Energy Partners GP, LLC, a subsidiary of Holdings II;

●	“ Holdings ” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●

“ Holdings II ” refers to Cypress Energy Holdings II, LLC, the owner of 671,250 common units representing 11.3% of our outstanding common units and 4,939,299 subordinated units representing 83.5% of our subordinated units;

●	“ IS ” refers to our Integrity Services business segment;

●	“ Partnership ” refers to the registrant, Cypress Energy Partners, L.P.;

●	“PIS” refers to our Pipeline Inspection Services business segment;

●

“ TIR Entities ” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiaries and TIR-NDE, all of which were 50.1% owned by CEP LLC from our initial public offering (“IPO”) until February 1, 2015, at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

●	“ TIR Holdings ” refers to Tulsa Inspection Resources Holdings, LLC;

●	“ TIR LLC ” refers to Tulsa Inspection Resources, LLC;

●	“ TIR-Canada ” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

●	“ TIR-Foley ” refers to Foley Inspection Services ULC, a former Canadian subsidiary of TIR Holdings that was amalgamated into TIR-Canada as of January 1, 2016;

●	“ TIR-NDE ” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“ TIR-PUC ” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.”  These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q.  Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.    FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2016 and December 31, 2015
(in thousands, except unit data)

	March 31,	December 31,
	2016	2015
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$25,850	$24,150
Trade accounts receivable, net	40,704	48,265
Prepaid expenses and other	1,989	2,329
Total current assets	68,543	74,744
Property and equipment:
Property and equipment, at cost	24,136	23,706
Less: Accumulated depreciation	6,039	5,369
Total property and equipment, net	18,097	18,337
Intangible assets, net	31,851	32,486
Goodwill	65,363	65,273
Other assets	-	42
Total assets	$183,854	$190,882

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$2,420	$2,205
Accounts payable - affiliates	517	913
Accrued payroll and other	8,572	7,095
Income taxes payable	529	350
Total current liabilities	12,038	10,563
Long-term debt	135,269	139,129
Deferred tax liabilities	393	371
Asset retirement obligations	117	117
Total liabilities	147,817	150,180

Commitments and contingencies - Note 9

Owners' equity:
Partners’ capital:
Common units (5,928,067 and 5,920,467 units outstanding at March 31, 2016 and December 31, 2015, respectively)	(1,890)	253
Subordinated units (5,913,000 units outstanding at March 31, 2016 and December 31, 2015)	56,767	59,143
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,203)	(2,791)
Total partners' capital	26,798	30,729
Non-controlling interests	9,239	9,973
Total owners' equity	36,037	40,702
Total liabilities and owners' equity	$183,854	$190,882

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015

Revenues	$73,474	$94,066
Costs of services	65,714	83,517
Gross margin	7,760	10,549

Operating costs and expense:
General and administrative	6,189	5,262
Depreciation, amortization and accretion	1,225	1,258
Operating income	346	4,029

Other (expense) income:
Interest expense, net	(1,618)	(1,007)
Other, net	23	8
Net income (loss) before income tax expense	(1,249)	3,030
Income tax expense	112	204
Net income (loss)	(1,361)	2,826

Net income (loss) attributable to non-controlling interests	(367)	167
Net income (loss) attributable to partners / controlling interests	(994)	2,659

Net (loss) attributable to general partner	(968)	-
Net income (loss) attributable to limited partners	$(26)	$2,659

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$(13)	$1,330
Subordinated unitholders	(13)	1,329
	$(26)	$2,659

Net income (loss) per common limited partner unit - basic and diluted	$(0.00)	$0.22

Net income (loss) per subordinated limited partner unit - basic and diluted	$(0.00)	$0.22

Weighted average common units outstanding - basic and diluted	5,923,167	5,915,159

Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016 and 2015
(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$(1,361)	$2,826
Other comprehensive income (loss) - foreign currency translation	588	(885)

Comprehensive income (loss)	$(773)	$1,941

Comprehensive (loss) attributable to non-controlling interests	(367)	(290)
Comprehensive (loss) attributable to general partner	(968)	-

Comprehensive income attributable to controlling interests	$562	$2,231

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(1,361)	$2,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	1,433	1,314
Loss on asset disposal	-	3
Interest expense from debt issuance cost amortization	140	134
Amortization of equity-based compensation	317	211
Equity earnings in investee company	(17)	(2)
Distributions from investee company	63	-
Deferred tax benefit, net	36	-
Non-cash allocated expenses	968	-
Changes in assets and liabilities:
Trade accounts receivable	7,561	1,870
Prepaid expenses and other	334	383
Accounts payable and accrued payroll and other	1,329	6,739
Income taxes payable	179	67
Net cash provided by operating activities	10,982	13,545

Investing activities:
Acquisition of 49.9% interest in the TIR Entities (Note 3)	-	(52,588)
Purchase of property and equipment	(496)	(930)
Net cash used in investing activities	(496)	(53,518)

Financing activities:
Advances on long-term debt	-	52,600
Repayment of long-term debt	(4,000)	-
Distributions to limited partners	(4,810)	(4,806)
Distributions to non-controlling members	(367)	(1,421)
Net cash provided by (used in) financing activities	(9,177)	46,373

Effect of exchange rates on cash	391	(616)

Net increase in cash and cash equivalents	1,700	5,784
Cash and cash equivalents, beginning of period	24,150	20,757
Cash and cash equivalents, end of period	$25,850	$26,541

Non-cash items:
Accounts payable excluded from capital expenditures	$67	$51

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statement of Owners' Equity
For the Three Months Ended March 31, 2016
(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Owners' equity at December 31, 2015	$(25,876)	$253	$59,143	$(2,791)	$9,973	$40,702
Net income for the period January 1, 2016 through March 31, 2016	(968)	(13)	(13)	-	(367)	(1,361)
Foreign currency translation adjustment	-	-	-	588	-	588
Contribution from general partner	968	-	-	-	-	968
Distributions to partners	-	(2,407)	(2,403)	-	-	(4,810)
Distributions to non-controlling interests	-	-	-	-	(367)	(367)
Equity-based compensation	-	277	40	-	-	317

Owners' equity at March 31, 2016	$(25,876)	$(1,890)	$56,767	$(2,203)	$9,239	$36,037

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

  Notes to the Unaudited Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers, public utility companies and pipeline companies and to provide salt water disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding 5,928,067 common units were made available to the general public. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees and directors of the Partnership.

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”) and Water and Environmental Services (“W&ES”) reportable segments.  In conjunction with our acquisition of a 51% interest in Brown Integrity, LLC (see Note 3), we changed our reportable segments during the second quarter of 2015 by adding the IS segment (see Note 10). In addition, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) companies, public utility companies, and mid-stream companies and their vendors throughout the United States and Canada.  The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

IS provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines.

W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas.  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization.  These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to these SWD facilities, we provide management and staffing services for a third-party SWD facility pursuant to a management agreement (see Note 7).  We also own a 25% member interest in the managed SWD facility.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2016 and 2015 include our accounts and those of our controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year. These reclassifications have had the effect of reducing previously reported total assets and total liabilities as the adoption of required accounting guidance from the Financial Accounting Standards Board (“FASB”) necessitated the netting presentation of certain assets and liabilities.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed herein.  Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all the information and notes required by GAAP for complete consolidated financial statements.  However, we believe that the disclosures made are adequate to make the information not misleading.  These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2015 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 included in our audited financial statements as of and for the year ended December 31, 2015 included in our Form 10-K.

Income Taxes

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources.  At least 90% of our gross income has been qualifying income since our IPO.

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax on the Partnership’s net income (loss) is generally borne by the individual partners.  Net income (loss) for financial statement purposes may differ significantly from taxable income of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners’ tax attributes in us is not available to us. The Partnership’s Canadian activity remains taxable in Canada, as well as the activities of a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”) and a 51% owned and controlled subsidiary, Brown Integrity – PUC, LLC (“Brown-PUC”), both of which have elected to be taxed as corporations for U.S. federal income tax purposes.  Consequently, the Partnership records income tax expense for our Canadian operations, our U.S. corporate operations and any state income and franchise taxes specifically applicable to the Partnership.

Non-controlling Interest

We have certain consolidated subsidiaries in which outside parties own interests. The non-controlling interest shown in our Unaudited Condensed Consolidated Financial Statements represents the other owners’ share of these entities.

Identifiable Intangible Assets

Our recorded identifiable intangible assets primarily include customer lists, trademarks and trade names.  Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach, or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the three month periods ended March 31, 2016 and 2015.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined that PIS, IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reportable segments.  If future results do not meet internal forecasts, it is possible that we could incur impairments in future periods. There were no impairments of goodwill during the three month periods ended March 31, 2016 and 2015.

Impairments of Long-Lived Assets

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses and the outlook for national or regional market supply and demand for the services we provide. If future results do not meet internal forecasts, it is possible that we could incur impairments in future periods. There were no impairments of long-lived assets recorded for the three month periods ended March 31, 2016 and 2015.

New Accounting Standards

The FASB issued Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation in March 2016. The purpose of the guidance is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and all interim periods within that year. Although early adoption is permitted, the Partnership currently is not anticipating early adoption. We are currently in the process of determining the impact this guidance may have on the Unaudited Condensed Consolidated Financial Statements of the Partnership, but do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance was proposed in an attempt to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheets of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2015-17 – Income Taxes in November 2015. ASU 2015-17 was issued as a part of the FASB’s initiative to reduce complexity in accounting standards. This ASU is effective for annual and interim periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an annual reporting period. The Partnership has elected early application of this guidance beginning January 1, 2016. The guidance simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified consolidated balance sheet. Therefore, the Partnership’s deferred tax assets and liabilities have been classified as noncurrent in the Unaudited Condensed Consolidated Balance Sheets for all periods presented.

Business Combinations – ASU 2015-16 was issued by the FASB in September 2015. Essentially, the amendments in the ASU require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will require the Partnership to disclose, by line item, current period earnings adjustments to amounts that otherwise would have been recorded in previous reporting periods as if the adjustment(s) had been recognized as of the acquisition date beginning with fiscal periods after December 15, 2015. Although the Partnership has adopted this accounting guidance as of January 1, 2016, its adoption has had no impact on our historical financial position, results of operations or cash flows.

The FASB issued ASU 2015-06 – Earnings Per Share in April 2015. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments should be applied retrospectively for all financial statements presented. The Partnership adopted this guidance beginning January 1, 2016. The adoption of this guidance did not materially impact our financial position, results of operations or cash flows.

The FASB issued ASU 2015-05 – Intangibles – Goodwill and Other – Internal-Use Software in April 2015 as part of its simplification initiative. The amendments in this ASU provide guidance to customers for license fees paid in a cloud computing arrangement. The effective date for adoption of this ASU for public companies is for annual periods beginning after December 15, 2015. As a result, the Partnership adopted this guidance as of January 1, 2016 and its adoption has not materially impacted our financial position, results of operations or cash flows.

The FASB issued ASU 2015-03 – Interest – Imputation of Interest in April 2015. This guidance requires debt issuance costs related to long-term debt be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. The Partnership has adopted this guidance beginning January 1, 2016. As a result of the adoption of this ASU, we have been required to net the Partnership’s debt issuance costs against long-term debt for all periods presented, moving the debt issuance costs from noncurrent assets to noncurrent liabilities on the Partnership’s Unaudited Condensed Consolidated Balance Sheets.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, delaying the effective date to implement this guidance for the Partnership to 2018. We are currently evaluating the impact of this ASU on the Partnership, but do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

3. Acquisitions

Brown Integrity, LLC

In May 2015, the Partnership acquired a 51% interest in Brown Integrity, LLC (“Brown”), a hydrostatic testing integrity services business for $10.4 million (net of cash acquired) financed through the Partnership’s credit facilities.  The Partnership has the right, but not the obligation, to acquire the remaining 49% of Brown in any combination of cash and/or units commencing May 1, 2017 pursuant to a formula prescribed in the purchase document. The operating results of Brown are included in our Integrity Services segment which was created during the second quarter of 2015 in conjunction with the Brown acquisition (see Note 10).

TIR Entities

Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by affiliates of Cypress Energy Holdings, LLC (“Holdings”) for $52.6 million. We financed this acquisition with borrowings under our acquisition revolving credit facility (see Note 4).

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.  Credit Agreement

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

Outstanding borrowings at March 31, 2016 and December 31, 2015 under the Credit Agreement were as follows:

		March 31,	December 31,
		2016	2015
		(in thousands)

Working Capital Revolving Credit Facility	(WCRCF)	$48,000	$52,000
Acquisition Revolving Credit Facility	(ARCF)	88,900	88,900
Total borrowings		136,900	140,900
Debt issuance costs, net		1,631	1,771
Long-term debt		$135,269	$139,129

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement.  Generally, the interest rate on Credit Agreement borrowings ranged between 3.54% and 4.19% for the three months ended March 31, 2016 and 2.68% and 3.27% for the three months ended March 31, 2015.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended March 31, 2016 and 2015 was $1.3 million and $0.8 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  It also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At March 31, 2016, our total adjusted leverage ratio was 3.44 to 1.0 and our interest coverage ratio was 3.92 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

5. Income Taxes

Income tax expense reflected on the Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015 differs from an expected statutory rate of 35% primarily due to the non-taxable nature of partnership earnings for both U.S. federal and, in most cases, state income tax purposes, offset by the corporate income taxes of TIR-PUC and Brown-PUC, the income taxes related to our Canadian operations and any applicable state income taxes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

6.  Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that has authorized the issuance of up to 1,182,600 common units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded Units.  This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is amortized over the vesting period of the grant.  For the three months ended March 31, 2016 and 2015, compensation expense of $0.3 million and $0.2 million, respectively, was recorded under the LTIP.  The following table sets forth the LTIP Unit activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015

		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit

Units at January 1	361,698	$14.30	158,353	$18.11
Units granted	331,098	6.33	168,070	13.42
Units vested and issued	(8,208)	(16.71)	(3,634)	(18.61)
Units forfeited	(14,165)	(14.74)	(4,372)	(18.10)
Units at March 31	670,423	10.33	318,417	15.63

Outstanding Units issued to directors vest ratably over a three year period from the date of grant.  Units granted to employees vest over either five year, three year or eighteen month periods from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year and one third at the end of the fifth year. The eighteen month awards vest 100% at the end of the vesting period. Certain Units issued in the third quarter of 2015 and the first quarter of 2016 vest 100% at the end of three years if certain performance measures are met as outlined in the performance award grant. Some of the awards vest in full upon the occurrence of certain events as defined in the LTIP agreement.

Certain phantom profits interest units issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP.  Vesting under all of the exchanged awards was retroactive to the initial grant date.  The awards are considered for all purposes to have been granted under the Partnership’s LTIP.  Certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with these subordinated units was less than $0.1 million for the three months ended March 31, 2016 and 2015.

7.  Related-Party Transactions

Transactions with SBG Energy Services, LLC (SBG Energy) and Subsidiary

SBG Energy is a business partner in our SWD operations in which a former board member has an ownership and management interest. This former board member resigned effective March 31, 2016. Effective June 1, 2015, an affiliate of SBG Energy assigned and transferred its 49% membership interest in Cypress Energy Services, LLC (“CES LLC”) to the Partnership for one dollar. As a result, the Partnership now owns 100% of CES LLC.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Omnibus Agreement

We have entered into an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of a quarterly administrative fee in the amount of $1.01 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the quarter ended March 31, 2016, Holdings has provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee. The waiving of the administrative fee will likely continue through the end of 2016 or such earlier time that our business results improve, as determined by Holdings;

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

So long as Holdings controls our General Partner, the omnibus agreement will remain in effect, unless we and Holdings agree to terminate it sooner.  If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.  We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the Conflicts Committee of our Board of Directors.

The amount charged by Holdings for the three months ended March 31, 2015 was $1.01 million. This amount is reflected in general and administrative in the Unaudited Condensed Consolidated Statements of Operations. Holdings incurred general and administrative expenses on our behalf totaling $1.0 million in the first quarter of 2016. As Holdings waived payment of these expenses for the first quarter of 2016, they are reflected as general and administrative in the Unaudited Condensed Consolidated Statement of Operations and as an equity contribution attributable to the General Partner in the Unaudited Condensed Consolidated Statement of Owner’s Equity for the three months ended March 31, 2016.

Other Related Party Transactions

A former board member has an ownership interest in entities with which the Partnership transacts business – Creek Energy Services, LLC (“Creek,” formerly Rud Transportation, LLC) and SBG Pipeline SW 3903, LLC (“3903”).  Total revenue recognized by the Partnership from Creek was $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  Accounts receivable from Creek were $0.1 million at March 31, 2016 and December 31, 2015 and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. Total revenue recognized by the Partnership from 3903 was $0.2 million for the three months ended March 31, 2015, prior to the sale of the ownership interest to an unrelated third party effective June 30, 2015. CES LLC outsources staffing and payroll services to an unconsolidated affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”).  CEM-BO was owned 49% by SBG Energy. Effective June 1, 2015, Holdings acquired the 49% ownership interest of CEM-BO and now owns 100% of CEM-BO.  Total employee related costs paid to CEM-BO was $0.7 million for the three months ended March 31, 2015.

The Partnership provides management services to a 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.  Accounts receivable from Arnegard were $0.1 million at March 31, 2016 and December 31, 2015, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

8.  Earnings per Unit and Cash Distributions

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing net income (loss) attributable to limited partners, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income (loss) per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income (loss) attributable to limited partners is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement.  The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.  For the three months ended March 31, 2016, the weighted-average number of units outstanding was 11,836,167, comprised of 5,923,167 common units and 5,913,000 subordinated units. For the three month period ended March 31, 2015, the weighted-average number of units outstanding was 11,828,159, comprised of 5,915,159 common units and 5,913,000 subordinated units.

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

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
	(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016 (c)	0.406413	4,812	3,099
Total Distributions (through May 13, 2016 since IPO)	$3.543124	$41,918	$26,786

(a)	Approximately 64.4% of the Partnership's outstanding units at March 31, 2016 are held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	First quarter 2016 distribution was declared and paid in the second quarter of 2016.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

In the quarter ended March 31, 2016, Brown made cash distributions of $0.4 million to the non-controlling members of Brown. In addition, the TIR Entities made cash distributions of $1.4 million during the three month period ended March 31, 2015 to the non-controlling members of the TIR Entities prior to the Partnership’s acquisition of the remaining 49.9% interest effective February 1, 2015.

9.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.5 million at March 31, 2016 and December 31, 2015, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

The Partnership has employment agreements with certain executives.  The executive employment agreements are effective for a term of three-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At March 31, 2016 and December 31, 2015, the aggregate commitment for future compensation and severance was approximately $1.3 million and $1.4 million, respectively.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified.  At any given time, we may have multiple audits ongoing.  Several multi-year audits concluded in 2015 without adjustment to the Partnership. At December 31, 2015, the Partnership had an estimated liability of $0.1 million recorded for a specific compliance audit that was settled in March 2016.

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. Principals of two of these management services contract customers (under common control) approached the Partnership about selling their interest in the managed SWD facilities to the Partnership. Due to a number of factors, including the depressed energy economy and the proposed asking price for these facilities, the Partnership was unwilling to enter into a purchase agreement for the facilities. Subsequently, in May 2015, the Partnership was notified by these principals that they were terminating the management contracts related to these two facilities. While management of the Partnership believes that the parties do not have the right to terminate the agreements pursuant to the terms of the agreements, the termination of these agreements has resulted in a reduction of management fee revenue and corresponding labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million for the three month period ended March 31, 2015. The Partnership did not record any revenue related to these contracts during the three months ended March 31, 2016. The Partnership has commenced litigation and settlement discussions regarding the improper termination of the agreements. (See Legal Proceedings.)

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

Internal Revenue Service Audits

In January 2016, the Partnership received notices from the Internal Revenue Service (“IRS”) that conveyed its intent to audit the consolidated income tax return of TIR, Inc. for the 2012 tax year and audit payroll and payroll tax filings of TIR Inc. for the 2013 tax year. Currently, the IRS is analyzing provided information in order to complete their audit procedures. To date, the Partnership has not been informed of any potential adjustments related to these audits. Based on the terms of the Partnership’s omnibus agreement with Holdings, Holdings would indemnify the Partnership for certain liabilities (including income tax liabilities) associated with the operation of assets that occurred prior to the closing of our IPO should any liabilities arise as a result of these audits. Because of this, the Partnership believes that the possibility of incurring material losses as a result of these IRS audits is remote.

10.  Reportable Segments

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

PIS – This segment represents our pipeline inspection services operations.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, including centralized management and processing.  This segment provides independent inspection and integrity services to various energy, public utility and pipeline companies.  The inspectors in this segment perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection and maintenance and repair projects.  Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the projects.

IS – This segment includes the acquired operations of Brown Integrity, LLC (Note 3). This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope and duration of the projects.

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

Other – These amounts represent corporate and overhead items not specifically allocable to our reportable segments.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables show operating income (loss) by reportable segment and a reconciliation of segment operating income (loss) to net income (loss) before income tax expense.

	PIS	IS	W&ES	Other	Total
	(in thousands)
Three months ended March 31, 2016

Revenue	$66,709	$4,258	$2,507	$-	$73,474
Costs of services	60,844	3,732	1,138	-	65,714
Gross margin	5,865	526	1,369	-	7,760
General and administrative	3,440	991	556	1,202 (a)	6,189
Depreciation, amortization and accretion	617	159	449	-	1,225
Operating income (loss)	$1,808	$(624)	$364	$(1,202)	346
Interest expense, net					(1,618)
Other, net					23
Net loss before income tax expense					$(1,249)

Three months ended March 31, 2015

Revenue	$89,814	$-	$4,252	$-	$94,066
Costs of services	81,816	-	1,701	-	83,517
Gross margin	7,998	-	2,551	-	10,549
General and administrative	4,286	-	872	104	5,262
Depreciation, amortization and accretion	626	-	632	-	1,258
Operating income (loss)	$3,086	$-	$1,047	$(104)	4,029
Interest expense, net					(1,007)
Other, net					8
Net income before income tax expense					$3,030

Total Assets

March 31, 2016	$124,546	$21,343	$39,020	$(1,055)	$183,854

December 31, 2015 (as adjusted)	$130,623	$23,097	$38,418	$(1,256)	$190,882

(a)	Amount includes $1.0 million of corporate charges from our sponsor that were previously covered by the administrative fee pursuant to our omnibus agreement allocated to the PIS and W&ES segments.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

11. Condensed Consolidating Financial Information

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

The presentation of our Condensed Consolidating Balance Sheet as of December 31, 2015, our Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and our Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015 have been updated to reflect adjustments between the Guarantors and Eliminations. These adjustments have (i) reduced the Guarantors’ notes receivable – affiliates and total partners’ capital and the Parent’s investment in the Guarantors and the total partners’ capital by $1.0 million with the offset to Eliminations on the Condensed Consolidating Balance Sheet; (ii) reduced the Guarantors’ comprehensive income by $0.3 million with the offset to Eliminations on the Condensed Consolidating Statement of Comprehensive Income (Loss); and (iii) adjusted various offsetting items in working capital for the Guarantors and Eliminations in the Condensed Consolidating Statement of Cash Flows. These changes have had no impact on the Consolidated results as previously reported.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of March 31, 2016
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$207	$21,377	$4,266	$-	$25,850
Trade accounts receivable, net	-	32,213	8,372	119	40,704
Prepaid expenses and other	112	1,621	258	(2)	1,989
Total current assets	319	55,211	12,896	117	68,543
Property and equipment:
Property and equipment, at cost	-	21,123	3,013	-	24,136
Less: Accumulated depreciation	-	5,453	586	-	6,039
Total property and equipment, net	-	15,670	2,427	-	18,097
Intangible assets, net	-	25,570	6,281	-	31,851
Goodwill	-	53,914	11,449	-	65,363
Investment in subsidiaries	31,008	8,967	-	(39,975)	-
Notes receivable - affiliates	-	13,720	-	(13,720)	-
Other assets	-	(13)	11	2	-
Total assets	$31,327	$173,039	$33,064	$(53,576)	$183,854

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$-	$978	$1,442	$-	$2,420
Accounts payable - affiliates	1,178	517	5,039	(6,217)	517
Accrued payroll and other	4	7,727	841	-	8,572
Income taxes payable	-	454	75	-	529
Total current liabilities	1,182	9,676	7,397	(6,217)	12,038
Long-term debt	(1,631)	131,400	5,500	-	135,269
Notes payable - affiliates	-	-	13,720	(13,720)	-
Deferred tax liabilities	-	43	350	-	393
Asset retirement obligations	-	117	-	-	117
Total liabilities	(449)	141,236	26,967	(19,937)	147,817

Commitments and contingencies

Owners' equity:
Total partners' capital	22,537	22,564	6,097	(24,400)	26,798
Non-controlling interests	9,239	9,239	-	(9,239)	9,239
Total owners' equity	31,776	31,803	6,097	(33,639)	36,037
Total liabilities and owners' equity	$31,327	$173,039	$33,064	$(53,576)	$183,854

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of December 31, 2015
(as adjusted - in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$378	$19,570	$4,202	$-	$24,150
Trade accounts receivable, net	-	40,029	8,289	(53)	48,265
Receivables from affiliates	-	5,601	-	(5,601)	-
Prepaid expenses and other	-	2,078	286	(35)	2,329
Total current assets	378	67,278	12,777	(5,689)	74,744
Property and equipment:
Property and equipment, at cost	-	20,790	2,916	-	23,706
Less: Accumulated depreciation	-	4,941	428	-	5,369
Total property and equipment, net	-	15,849	2,488	-	18,337
Intangible assets, net	-	26,135	6,351	-	32,486
Goodwill	-	53,914	11,359	-	65,273
Investment in subsidiaries	42,034	10,465	-	(52,499)	-
Notes receivable - affiliates	-	13,527	-	(13,527)	-
Other assets	-	32	10	-	42
Total assets	$42,412	$187,200	$32,985	$(71,715)	$190,882

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$6	$467	$1,732	$-	$2,205
Accounts payable - affiliates	1,237	912	4,042	(5,278)	913
Accrued payroll and other	-	6,855	293	(53)	7,095
Income taxes payable	-	385	-	(35)	350
Total current liabilities	1,243	8,619	6,067	(5,366)	10,563
Long-term debt	(1,771)	135,400	5,500	-	139,129
Notes payable - affiliates	-	-	13,850	(13,850)	-
Deferred tax liabilities	-	43	328	-	371
Asset retirement obligations	-	117	-	-	117
Total liabilities	(528)	144,179	25,745	(19,216)	150,180

Commitments and contingencies

Owners' equity:
Total partners' capital	32,967	33,048	7,240	(42,526)	30,729
Non-controlling interests	9,973	9,973	-	(9,973)	9,973
Total owners' equity	42,940	43,021	7,240	(52,499)	40,702
Total liabilities and owners' equity	$42,412	$187,200	$32,985	$(71,715)	$190,882

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2016
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$62,172	$13,884	$(2,582)	$73,474
Costs of services	-	55,431	12,865	(2,582)	65,714
Gross margin	-	6,741	1,019	-	7,760

Operating costs and expense:
General and administrative	1,202	3,578	1,409	-	6,189
Depreciation, amortization and accretion	-	1,038	187	-	1,225
Operating income (loss)	(1,202)	2,125	(577)	-	346

Other income (expense):
Equity earnings (loss) in subsidiaries	468	(749)	-	281	-
Interest expense, net	(218)	(1,191)	(209)	-	(1,618)
Other, net	-	19	4	-	23
Net income (loss) before income tax expense	(952)	204	(782)	281	(1,249)
Income tax expense	-	103	9	-	112
Net income (loss)	(952)	101	(791)	281	(1,361)

Net (loss) attributable to non-controlling interests	-	(367)	-	-	(367)
Net income (loss) attributable to controlling interests	(952)	468	(791)	281	(994)

Net (loss) attributable to general partner	(968)	-	-	-	(968)
Net income (loss) attributable to limited partners	$16	$468	$(791)	$281	$(26)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended March, 31, 2015
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$84,746	$10,567	$(1,247)	$94,066
Costs of services	-	74,938	$9,826	(1,247)	83,517
Gross margin	-	9,808	741	-	10,549

Operating costs and expense:
General and administrative	104	4,690	468	-	5,262
Depreciation, amortization and accretion	-	1,213	45	-	1,258
Operating income (loss)	(104)	3,905	228	-	4,029

Other income (expense):
Equity earnings in subsidiaries	3,091	-	-	(3,091)	-
Interest expense, net	(258)	(674)	(75)	-	(1,007)
Other, net	-	6	2	-	8
Net income before income tax expense	2,729	3,237	155	(3,091)	3,030
Income tax expense	-	157	47	-	204
Net income	2,729	3,080	108	(3,091)	2,826

Net income (loss) attributable to non-controlling interests	143	(11)	-	35	167
Net income attributable to partners / controlling interests	$2,586	$3,091	$108	$(3,126)	$2,659

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(952)	$101	$(791)	$281	$(1,361)
Other comprehensive income -			-
Foreign currency translation	-	192	396	-	588
			-
Comprehensive income (loss)	$(952)	$293	$(395)	$281	$(773)

Comprehensive (loss) attributable to non-controlling interests	-	(367)	-	-	(367)
Comprehensive (loss) attributable to general partner	(968)	-	-	-	(968)
Comprehensive income (loss) attributable to controlling interests	$16	$660	$(395)	$281	$562

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2015
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$2,729	$3,080	$108	$(3,091)	$2,826
Other comprehensive (loss):			-
Foreign currency translation	-	(292)	(593)	-	(885)
			-
Comprehensive income (loss)	$2,729	$2,788	$(485)	$(3,091)	$1,941

Comprehensive income (loss) attributable to non-controlling interests	143	(11)	-	(422)	(290)
Comprehensive income (loss) attributable to controlling interests	$2,586	$2,799	$(485)	$(2,669)	$2,231

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(952)	$101	$(791)	$281	$(1,361)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	1,119	314	-	1,433
Interest expense from debt issuance cost amortization	140	-	-	-	140
Amortization of equity-based compensation	317	-	-	-	317
Equity earnings in investee company	-	(17)	-	-	(17)
Distributions from investee company	-	63	-	-	63
Equity earnings in subsidiaries	(468)	749	-	(281)	-
Deferred tax benefit, net	-	-	36	-	36
Non-cash allocated expenses	968	-	-	-	968
Changes in assets and liabilities:
Trade accounts receivable	-	13,298	(83)	(5,654)	7,561
Prepaid expenses and other	(115)	263	28	158	334
Accounts payable and accrued payroll and other	(61)	(5,196)	1,125	5,461	1,329
Income taxes payable	-	69	75	35	179
Net cash provided by (used in) operating activities	(171)	10,449	704	-	10,982

Investing activities:
Purchase of property and equipment	-	(407)	(89)	-	(496)
Net cash used in investing activities	-	(407)	(89)	-	(496)

Financing activities:
Repayment of long-term debt	-	(4,000)	-	-	(4,000)
Distributions from subsidiaries	4,810	(4,810)	-	-	-
Distributions to limited partners	(4,810)	-	-	-	(4,810)
Distributions to non-controlling members	-	383	(750)	-	(367)
Net cash (used in) financing activities	-	(8,427)	(750)	-	(9,177)

Effects of exchange rates on cash	-	192	199	-	391

Net increase (decrease) in cash and cash equivalents	(171)	1,807	64	-	1,700
Cash and cash equivalents, beginning of period	378	19,570	4,202	-	24,150
Cash and cash equivalents, end of period	$207	$21,377	$4,266	$-	$25,850

Non-cash items:
Accounts payable excluded from capital expenditures	$-	13	$54	$-	$67

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income	$2,729	$3,080	$108	$(3,091)	$2,826
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	1,268	46	-	1,314
Loss on asset disposal	-	-	3	-	3
Interest expense from debt issuance cost amortization	134	-	-	-	134
Amortization of equity-based compensation	211	-	-	-	211
Equity earnings in investee company	-	(2)	-	-	(2)
Equity earnings in subsidiaries	(3,091)	-	-	3,091	-
Deferred tax benefit, net	-	13	(13)	-	-
Changes in assets and liabilities:
Trade accounts receivable	-	12,070	(1,271)	(8,929)	1,870
Receivables from affiliates	(105)	14	-	91	-
Prepaid expenses and other	-	322	63	(2)	383
Accounts payable and accrued payroll and other	87	(3,023)	835	8,840	6,739
Income taxes payable	-	101	(34)	-	67
Net cash provided by (used in) operating activities	(35)	13,843	(263)	-	13,545

Investing activities:
Acquisition of 49.9% interest in the TIR Entities	-	(52,588)	-	-	(52,588)
Purchase of property and equipment	-	(929)	(1)	-	(930)
Net cash (used in) investing activities	-	(53,517)	(1)	-	(53,518)

Financing activities:
Advances on long-term debt	-	52,600	-	-	52,600
Distributions from subsidiaries	3,952	(3,952)	-	-	-
Distributions to limited partners	(4,806)	-	-	-	(4,806)
Distributions to non-controlling members	-	(1,421)	-	-	(1,421)
Net cash provided by (used in) financing activities	(854)	47,227	-	-	46,373

Effects of exchange rates on cash	-	-	(616)	-	(616)

Net increase (decrease) in cash and cash equivalents	(889)	7,553	(880)	-	5,784
Cash and cash equivalents, beginning of period	982	16,598	3,177	-	20,757
Cash and cash equivalents, end of period	$93	$24,151	$2,297	$-	$26,541

Non-cash items:
Accounts payable excluded from capital expenditures	$-	51	$-	$-	$51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments:  (1) our Pipeline Inspection Services (“PIS”) segment (formerly the Pipeline Inspection and Integrity Services segment) is comprised of our investment in the TIR Entities – a 50.1% ownership interest in the TIR Entities through February 1, 2015 and a 100% ownership interest thereafter; (2) our Integrity Services (“IS”) segment, made up of our 51% ownership investment in Brown Integrity, LLC acquired May 1, 2015 and; (3) our Water and Environmental Services (W&ES”) segment comprised of our wholly-owned investments in various salt water disposal (“SWD”) facilities and activities related thereto. The financial information for PIS, IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2015.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry.  We provide independent pipeline inspection and integrity services to various energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada.  The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown.  The economic characteristics of Brown are sufficiently dissimilar from our Pipeline Inspection Services segment resulting in a different, distinct segment. As such, the previous Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services and the Integrity Services segment was created upon the acquisition of Brown in May 2015. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment.  The W&ES segment is comprised of the historical operations of CEP LLC that were contributed to us.  We operate ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to third party SWD facilities in the Bakken Shale region.  W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of March 31, 2016, Holdings owns approximately 58.8% of the Partnership, while affiliates of Holdings own approximately 5.6% of the Partnership, for a total ownership percentage of the Partnership of approximately 64.4% by Holdings and its affiliates. Holdings also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”).

Omnibus Agreement

 We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of a quarterly administrative fee in the amount of $1.01 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and compensation expense for all employees required to manage and operate our business.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the quarter ended March 31, 2016, Holdings has provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee. The waiving of the administrative fee will likely continue through the end of 2016 or such earlier time that our business results improve, as determined by Holdings;

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

So long as Holdings controls our General Partner, the omnibus agreement will remain in effect, unless we and Holdings agree to terminate it sooner.  If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.  We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the conflicts committee.

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

The volumes of saltwater disposed at our SWD facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from the wells located near our facilities.  Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and governmental regulations.  We generally expect the level of drilling to correlate with long-term trends in prices of oil, natural gas and NGLs.  Similarly, oil and natural gas production levels nationally and regionally generally tend to correlate with drilling activity.

Approximately 5% and 7% of our revenue for the three month periods ended March 31, 2016 and 2015, respectively, in the W&ES segment was derived from sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

Overall

The first quarter of 2016 was weaker than we had previously expected in all three segments as many of our customers continue to adjust their budgets and plans because of the current depressed state of the oil and gas industry. We concluded that it was time to reduce our cost structure like the substantial majority of other energy companies have done during this oil and gas economic downturn. Fortunately, the Partnership’s businesses do not require substantial capital expenditures. We finished the quarter with a strong balance sheet and $25.9 million of cash, a modest increase over the prior quarter, and we continue to have ample liquidity under our credit facility. Our sponsor and its affiliates are aligned with our common unitholders, with an approximate 64.4% total ownership interest in us. Because of this ownership alignment, Holdings has committed its support to the unitholders by providing temporary relief of the administrative fee paid to our sponsor pursuant to the Omnibus Agreement, which would have charged $1.01 million to us this quarter. This temporary relief will likely continue throughout 2016 or such earlier time that our business results improve, as determined by Holdings.

Our cost structure adjustments include modifying general and administrative costs in our PIS segment to more efficiently support our current volume of business, while maintaining bandwidth to grow; temporarily shutting in one SWD facility and reducing the operational hours and staffing at several other facilities in our W&ES segment; and consolidating our two IS segment locations in Texas to reduce duplication and address the material slow-down in offshore work. These combined cost structure changes should yield up to $5.0 million in annual costs savings. These actions were completed in April 2016 and should be evident immediately in the second quarter of 2016 and carry forward to future periods.

Recently, the U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (“PHMSA”) proposed rulemaking to revise the pipeline safety regulations for onshore gas transmission and gathering pipelines. Essentially, the proposal would broaden the scope of monitoring, testing and repairing pipes, as well as the types of assets subject to protocols. In addition to expanding the coverage to gathering pipelines, PHMSA is also proposing to delete the “grandfather clause” and require all gas transmission pipelines constructed before 1970 be subjected to a hydrostatic spike pressure test. Currently, pipes built before 1970 are exempted from certain pipeline safety regulations, e.g., a requirement to pressure test the pipeline and verify its integrity to establish maximum allowable operating pressure (“MAOP”). This could result in a significant increase in testing, as approximately 60% of total U.S. natural gas pipelines were installed prior to 1970 according to a study commissioned by The INGAA Foundation, Inc. Additionally, PHMSA would like to expand protocols to include pipelines located in areas of medium population density or Moderate Consequence Area (“MCA”). If passed, this would likely require integrity management, material documentation verification, as well as MAOP verification for pipes in these areas. PHMSA estimates that approximately 41,000 miles of MCA pipe would require an assessment within 15 years under this proposed rule. Pipeline inspection and integrity services are federally mandated to protect our nation’s critical energy infrastructure. These new proposed rules could materially benefit our PIS and IS businesses if enacted.

Pipeline Inspection Services

 Subsequent to the end of the first quarter of 2016, we have seen increases in our average weekly inspector headcounts. We have been awarded several new contracts in 2016, including a new master services agreement for pipeline inspection services with another investment grade company for which we have not previously provided services. In addition, we continue to renew existing MSA agreements with our top accounts. Based upon the relatively flat average inspector headcounts we have experienced over the most recent periods, we have implemented steps, beginning in April, to right-size our general and administrative costs related to the PIS business segment that should yield up to $1.0 million in annual cost savings.

Integrity Services

In the first quarter of 2016, our IS results were materially below our expectations, even with strong bid volumes, as customers continue to delay their decisions on various project start dates. In response to these conditions, we have consolidated our Texas locations in an effort to increase our field personnel utilization and have also adjusted our general and administrative costs, projecting up to $3.0 million in annualized savings in this segment. We have also lowered our bid margins to support our customers and make us more fiscally competitive.

Water and Environmental Services

We continue to work collaboratively with our customers to help them address the downturn in commodity prices and their need to reduce operating expenses until prices recover. We also continue to carefully evaluate market pricing on a facility-by-facility basis. In response to these conditions, we have temporarily closed a facility in the Bakken until activities increase. We also plan to invest $0.3 million in automation technology to further enhance our water and environmental margins and cash flow. These steps, along with other steps taken to right-size our general and administrative costs related to W&ES, should yield up to $1.0 million of savings on an annualized basis. When commodity prices improve and drilling activity increases, we expect to have significant operating leverage with our cost structure and minimal maintenance capital expenditure requirements as volumes increase. A substantial number of drilled and uncompleted wells (“DUC’s”) exist around our various SWD facilities. As oil and gas commodity prices improve, we expect to benefit materially from the completion of these DUC’s.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

●

The quarterly administrative fee assessed by Holdings to the Partnership pursuant to the Omnibus Agreement for the quarter ended March 31, 2016 has been waived by Holdings. As a result, the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 reflect a net (loss) attributable to general partner specifically related to the waived administrative fee.

●

Depreciation expense is not comparable as the Partnership recorded impairments of long-lived assets in the third and fourth quarter of 2015 totaling $6.6 million, thus reducing the depreciable cost base of the property and equipment.  There were no impairments recorded in the three month periods ended March 31, 2016 and 2015.

●

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements.  In May 2015, the Partnership was notified by principals of two of our management services customers, which are under common ownership, that they were terminating the management contracts.  The management contracts did not have a termination right and the Partnership is pursuing its legal remedies.  Revenues (and the costs related to these revenues) related to these contractual arrangements since the customer’s termination of the contracts have not been included in the Unaudited Condensed Consolidated Financial Statements.

●

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business.  The Unaudited Condensed Consolidated Financial Statements will include Brown in the IS segment from this date forward, including a 49% non-controlling interest.

●

Effective February 1, 2015, the Partnership acquired the 49.9% non-controlling ownership interest of the TIR Entities from affiliated parties.  Accordingly, the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2015 reflect a non-controlling interest of 49.9% of the TIR Entities from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests).

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues	$73,474	$94,066
Costs of services	65,714	83,517
Gross margin	7,760	10,549

Operating costs and expense:
General and administrative - segment	4,987	5,158	(a)
General and administrative - corporate	1,202 (a)	104
Depreciation, amortization and accretion	1,225	1,258
Operating income	346	4,029

Other (expense) income:
Interest expense, net	(1,618)	(1,007)
Other, net	23	8
Net income (loss) before income tax expense	(1,249)	3,030
Income tax expense	112	204
Net income (loss)	(1,361)	2,826

Net income (loss) attributable to non-controlling interests	(367)	167
Net income (loss) attributable to partners / controlling interests	(994)	2,659

Net (loss) attributable to general partner	(968)	-
Net income (loss) attributable to limited partners	$(26)	$2,659

(a)

For the three months ended March 31, 2015, a $1.01 million administrative fee pursuant to the omnibus agreement was paid to Holdings for providing certain partnership overhead services that were allocated to the PIS and W&ES segments. For the three months ended March 31, 2016, this $1.01 million administrative fee was waived by Holdings. However, $1.0 million of corporate expenses were charged by Holdings to the Partnership for services provided on its behalf that are reflected in general and administrative-corporate consistent with services provided in excess of the administrative fee in prior periods.

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – segment. General and administrative-segment decreased $0.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to our Sponsor's decision to waive the quarterly administrative fee of $1.01 million.  The savings related to the waiver of the administrative fee by our Sponsor is offset by $1.0 million of general and administrative expenses attributable to the IS segment, which was not acquired until May 2015.

General and administrative – corporate. General and administrative-corporate increased $1.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased non-cash allocated expenses from our Sponsor attributed to our Parent in 2016 that were previously covered by the administrative fee.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased from 2015 to 2016 primarily due to an increase in the outstanding average borrowings in 2016 and an increase in borrowing interest rates. Average debt outstanding during the three months ended March 31, 2016 and 2015 was $138.5 million and $100.4 million, respectively. The increase in average borrowings is primarily related to the $52.6 million TIR Entities acquisition in February 2015 and the $10.7 million Brown acquisition in May 2015.  The average interest rate on our borrowings has increased approximately 1.02% from 3.02% in the quarter ended March 31, 2015 to 4.04% in the quarter ended March 31, 2016.

Income tax expense.  Income tax expense includes income taxes related to two taxable corporate subsidiaries in the United States in the PIS and IS segments and one taxable corporate subsidiary in Canada in the PIS segment, as well as business activity, gross margin, and franchise taxes incurred in certain states. The decrease in income tax expense from period to period is primarily attributable to decreased taxable incomes in the applicable taxable jurisdictions in 2016 as compared to 2015.

Net income attributable to non-controlling interests.  Non-controlling interests primarily relates to the 49.9% interest in each of the TIR Entities within PIS owned by Holdings and its affiliates for one month in 2015 prior to the acquisition of this non-controlling interest on February 1, 2015, a 49% interest in CES LLC within W&ES, prior to the acquisition of its remaining 49% as of June 1, 2015 and the 49% non-controlling ownership interest in Brown originating as of May 1, 2015, the acquisition date of Brown.  The non-controlling interest holders of the TIR Entities within PIS were charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income (loss).

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$66,709		$89,814		$(23,105)	(25.7)%
Costs of services	60,844		81,816		(20,972)	(25.6)%
Gross margin	5,865	8.8%	7,998	8.9%	(2,133)	(26.7)%

General and administrative	3,440	5.2%	4,286	4.8%	(846)	(19.7)%
Depreciation, amortization and accretion	617	0.9%	626	0.7%	(9)	(1.4)%
Operating income	$1,808	2.7%	$3,086	3.4%	$(1,278)	(41.4)%

Operating Data
Average number of inspectors	1,130		1,470		(340)	(23.1)%
Average revenue per inspector per week	$4,541		$4,752		$(211)	(4.4)%
Revenue variance due to number of inspectors					$(19,119)
Revenue variance due to average revenue per inspector					$(3,986)

Revenues. Revenues decreased approximately $23.1 million primarily due to a decrease in the average number of inspectors ($19.1 million) and a decrease in the average weekly revenue charged for each inspector ($4.0 million). The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and project timing, among other factors. We continue to see delays and/or cancellations of significant projects with our existing customers as a result of the downturn in the energy market. The decline in average revenue per inspector is impacted by a change in customer mix, as well as pricing concessions granted during the periods. Fluctuations in the average revenue per inspector per year are not unexpected given our mix of customers, as we have differing billing rates and charges for different types of inspectors and different types of inspection services.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period, including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $21.0 million from 2015 to 2016 consistent with the associated reduction in revenues.

Gross margin. Gross margin decreased $2.1 million from 2015 to 2016 primarily due to the changes in revenues and costs of services outlined above.  Gross margin as a percentage of revenue remained relatively consistent from period to period.

General and administrative. General and administrative expenses declined period to period due primarily to the waiver of the administrative fee by Holdings pursuant to the Omnibus Agreement in 2016 ($0.7 million), as well as continued focused efforts to reduce overhead costs, primarily payroll, in response to the energy sector downturn.

Operating income. Operating income declined from 2015 to 2016 due primarily to the decrease in the gross margin, offset by a decrease in general and administrative costs. Operating income as a percentage of revenue also declined correspondingly.

Integrity Services (IS)

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown Integrity, LLC, a hydrostatic integrity services business, creating the IS segment. The following table summarizes the results of the IS segment for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$4,258		$-		$4,258
Costs of sales	3,732		-		3,732
Gross margin	526	12.4%	-		526

General and administrative	991	23.3%	-		991
Depreciation, amortization and accretion	159	3.7%	-		159
Operating loss	$(624)	(14.7)%	$-		$(624)

Operating Data
Average number of field personnel	26
Average revenue per field personnel per week	$12,598

Revenue.  Revenues for the IS segment for the quarter were $4.3 million, representing hydrostatic testing of newly constructed and existing pipelines performed under cost plus and fixed price contracts.

Costs of services. Costs of services were $3.7 million and represent labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests.

Gross margin.  The gross margin was $0.5 million for the period.

General and administrative. General and administrative costs for the period were $1.0 million and were primarily composed of salaries and general office expenditures.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$2,507		$4,252		$(1,745)	(41.0)%
Costs of services	1,138		1,701		(563)	(33.1)%
Gross margin	1,369	54.6%	2,551	60.0%	(1,182)	(46.3)%

General and administrative	556	22.2%	872	20.5%	(316)	(36.2)%
Depreciation, amortization and accretion	449	17.9%	632	14.9%	(183)	(29.0)%
Operating income	$364	14.5%	$1,047	24.6%	$(683)	(65.2)%

Operating Data
Total barrels of saltwater disposed	3,697		4,619		(922)	(20.0)%
Average revenue per barrel disposed (a)	$0.68		$0.92		$(0.24)	(26.3)%
Revenue variance due to barrels disposed					$(849)
Revenue variance due to revenue per barrel					$(896)

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues.   The $1.7 million decrease in revenues is due to a $0.8 million decrease related to the total barrels of saltwater disposed and a $0.9 million decrease related to the average revenue per barrel disposed (down approximately 26%). The decrease in total barrels of saltwater disposed is directly attributable to decreased oil and gas drilling and production in the regions in which our SWD facilities are located and to some extent, increased competition for water volumes near our facilities. Average revenue per barrel disposed decreased primarily due to lower average prices for our disposal services and lower skim oil revenues. The decline in prices for disposal services is directly attributable to our decision to lower prices in response to competitive and customer pressures associated with the overall decline in oil prices. In addition, management fee revenue associated with our management of third party facilities declined due to a reduction in the number of facilities managed. The lower skim oil revenues of approximately $0.2 million from period to period are attributable to a decline in the number of barrels recovered and sold as well as the significant decline in oil prices from the prior year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate.

Costs of services.   Costs of services declined due primarily to $0.2 million lower repairs and maintenance expenses and $0.3 million lower employee related costs. Repairs and maintenance expenses can fluctuate period to period depending on the nature and timing of required repairs and the type and volume of water disposed at each facility. The decrease in repairs and maintenance is primarily attributable to lower water volumes, in particular flowback volumes associated with drilling activity. In response to lower volumes and prices, we have reduced our overall labor force by reducing hours of operation and operating some facilities on an unmanned basis. In addition, we are no longer incurring labor costs at two facilities that we previously managed, reducing total labor costs.

Gross margin.   The decrease in gross margin is mainly caused by lower water disposal revenues, offset in part, by lower costs of services. The gross margin percentage declined 5.4% as there are fixed components related to costs of services that do not fluctuate directly with volumes.

 General and administrative. General and administrative expenses declined period to period due primarily to the waiver of the administrative fee by Holdings pursuant to the Omnibus Agreement during the current period ($0.3 million), as well as continued focused efforts to reduce overhead costs in response to the energy sector downturn.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded throughout 2015.

Operating income.  The decline in segment operating income of $0.7 million is primarily related to the decline in revenues, offset in part, by lower cost of services, lower general and administrative costs and lower depreciation, amortization and accretion charges from period to period.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization and accretion expenses; income tax expense; impairments; offering costs; non-cash allocated expenses and equity based compensation expense.  Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations.  Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA.  Adjusted EBITDA should not be considered an alternative to net income (loss).  Because Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA may not be comparable to a similarly titled measure of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA and to distributable cash flow, and a reconciliation of net cash provided by operating activities to Adjusted EBITDA for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA to Distributable Cash Flow Attributable to Limited Partners

	Three Months Ended March 31,
	2016 (a)	2015 (b)
	(in thousands)

Net income (loss)	$(1,361)	$2,826
Add:
Interest expense	1,618	1,007
Depreciation, amortization and accretion	1,433	1,315
Income tax expense	112	204
Non-cash allocated expenses	968	-
Equity based compensation	317	211
Adjusted EBITDA	$3,087	$5,563

Adjusted EBITDA attributable to non-controlling interests	(155)	531
Adjusted EBITDA attributable to partners / controlling interests	$3,242	$5,032

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,397	663
Distributable cash flow attributable to limited partners	$1,845	$4,369

(a)

The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Amounts for the three months ended March 31, 2016 include Brown for the entire period while the comparative period was prior to the acquisition.

(b)

The Partnership acquired the remainder of the TIR Entities February 1, 2015. Adjusted EBITDA attributable to non-controlling interests for the three months ended March 31, 2015 includes the activity of the TIR Entities through its acquisition date.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2016 (a)	2015
	(in thousands)

Net cash provided by operating activities	$10,982	$13,345
Changes in trade accounts receivable, net	(7,561)	(1,870)
Changes in prepaid expenses and other	(334)	(383)
Changes in accounts payable and accrued liabilities	(1,329)	(6,739)
Change in income taxes payable	(179)	(67)
Equity earnings in investee company	17	2
Distributions from investee company	(63)	-
Interest expense (excluding non-cash interest)	1,478	873
Income tax expense (excluding deferred tax benefit)	76	205
Other	-	(3)
Adjusted EBITDA	$3,087	$5,363

(a)

The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Amounts for the three months ended March 31, 2016 include Brown for the entire period while the comparative period was prior to the acquisition.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At March 31, 2016, our sources of liquidity included:

●	cash generated from operations, which resulted in $25.9 million cash on the balance sheet at March 31, 2016;

●

available borrowings under our Credit Agreement of $63.1 million at March 31, 2016 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●

issuance of equity and/or debt securities.  The Partnership filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which the Partnership may issue in any combination of equity or debt securities from time to time in one or more offerings.

In addition to these sources of liquidity, we have implemented cost savings initiatives in April 2016 expected to save up to $5.0 million annually.

We anticipate that we may make significant growth capital expenditures in the future, including acquiring other inspection and integrity companies, acquiring new SWD facilities, pipelines and new lines of business covered under our Internal Revenue Service (“IRS”) private letter ruling, or expanding our existing assets and offerings in our current business segments.  In addition, as we continue to grow, the substantial working capital needs of PIS and IS could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.  We expect that our future growth capital expenditures will be funded by borrowings under our Credit Agreement and the issuance of debt and equity securities.  However, we may not be able to raise additional funds on desired or favorable terms or at all.

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

 We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital requirements and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
	(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016 (c)	0.406413	4,812	3,099
Total Distributions (through May 13, 2016 since IPO)	$3.543124	$41,918	$26,786

(a)	Approximately 64.4% of the Partnership's outstanding units at March 31, 2016 are held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	First quarter 2016 distribution was declared and paid in the second quarter of 2016.

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

Outstanding borrowings at March 31, 2016 and December 31, 2015 under the Credit Agreement were as follows:

		March 31,	December 31,
		2016	2015
		(in thousands)

Working Capital Revolving Credit Facility	(WCRCF)	$48,000	$52,000
Acquisition Revolving Credit Facility	(ARCF)	88,900	88,900
Total borrowings		136,900	140,900
Debt issuance costs		1,631	1,771
Long-term debt		$135,269	$139,129

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement.  Generally, the interest rate on Credit Agreement borrowings ranged between 3.54% and 4.19% for the three months ended March 31, 2016 and 2.65% and 3.50% for the three months ended March 31, 2015.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.  Interest paid during the three months ended March 31, 2016 and 2015 was $1.3 million and $0.5 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  It also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At March 31, 2016, our total adjusted leverage ratio was 3.44 to 1.0 and our interest coverage ratio was 3.92 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net cash provided by operating activities	$10,982	$13,545
Net cash used in investing activities	(496)	(53,518)
Net cash provided by (used in) financing activities	(9,177)	46,373
Effect of exchange rates on cash	391	(616)
Net increase in cash and cash equivalents	$1,700	$5,784

Net cash provided by operating activities.   The decrease of $2.0 million from 2015 to 2016 is primarily attributable to a $4.1 million decrease in net income (loss) offset by favorable changes in working capital and a favorable adjustment due to the waiver of the administrative fee by Holdings pursuant to the Omnibus Agreement in the quarter ended March 31, 2016.

Net cash used in investing activities.   Investing activity for 2015 is primarily attributable to the acquisition of the 49.9% interest in the TIR Entities not previously held by the Partnership of $52.6 million effective February 1, 2015 and $0.9 million for the acquisition of property and equipment. Investing activity for 2016 relates to the acquisition of property and equipment, compared to $0.9 million for property and equipment acquisitions in 2015.

Net cash provided by (used in) financing activities.   The change from period to period in net cash provided by (used in) financing activities relates primarily to 2015 borrowings under our Credit Facility of $52.6 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities, offset by distributions made during the quarter of $4.8 million. The 2016 net cash used in financing activities includes long-term debt repayments of $4.0 million and quarterly distributions of $4.8 million.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities.  IS has capital needs for heavy equipment in order for it to perform hydrostatic testing procedures. PIS requires limited capital expenditures; primarily purchases of office equipment and small amounts of field equipment. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, work overs, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace downhole tubing and packers on the SWD wells to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations.  Maintenance capital expenditures for the three months ended March 31, 2016 and 2015 were $0.1 million.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term.  Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties, the construction or development of additional SWD facility capacity or pipelines, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our PIS and IS pipeline inspection and integrity businesses.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.  Expansion capital expenditures for the three months ended March 31, 2016 and 2015 were $0.3 million and $53.3 million (including the acquisition of the remainder of the TIR Entities for $52.6 million), respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available.  We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units and/or debt offerings.

Contractual Obligations

Borrowings under our Credit Agreement previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 have decreased $4.0 million to $136.9 million reflecting the generation of additional cash to pay down on the Credit Agreement. Additionally, the Partnership has long-term office and other lease obligations totaling $2.0 million, payable through calendar year 2042.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet or hedging arrangements.

Critical Accounting Policies

There have been no significant changes to our accounting policies since December 31, 2015.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of these policies.

Recent Accounting Standards

The Partnership has adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”) beginning January 1, 2016:

The FASB issued Accounting Standards Update (“ASU”) 2015-17 – Income Taxes in November 2015. ASU 2015-17 was issued as a part of the FASB’s initiative to reduce complexity in accounting standards. This ASU is effective for annual and interim periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an annual reporting period. The Partnership has elected early application of this guidance beginning January 1, 2016. The guidance simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified consolidated balance sheet. Therefore, the Partnership’s deferred tax assets and liabilities have been classified as noncurrent in the Unaudited Condensed Consolidated Balance Sheets for the periods presented.

Business Combinations – ASU 2015-16 was issued by the FASB in September 2015. Essentially, the amendments in the ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will require the Partnership to disclose, by line item, current period earnings adjustments to amounts that otherwise would have been recorded in previous reporting periods as if the adjustment(s) had been recognized as of the acquisition date beginning with fiscal periods after December 15, 2015. The implementation of this ASU has not affected the Partnership’s financial position, results of operations or cash flows.

The FASB issued ASU 2015-06 – Earnings Per Share in April 2015. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The amendments should be applied retrospectively for all financial statements presented. The Partnership adopted this ASU effective for fiscal and interim periods beginning after December 15, 2015. The adoption of this ASU has not materially impacted our financial position, results of operations or cash flows.

The FASB issued ASU 2015-05 – Intangibles – Goodwill and Other – Internal-Use Software in April 2015 as part of its simplification initiative. The amendments in this ASU provide guidance to customers for license fees paid in a cloud computing arrangement. The effective date for adoption of this ASU for public companies is for annual periods beginning after December 15, 2015. As a result, the Partnership adopted this guidance as of January 1, 2016 and its adoption has not materially impacted our financial position, results of operations or cash flows.

The FASB issued ASU 2015-03 – Interest – Imputation of Interest in April 2015. This guidance requires debt issuance costs related to long-term debt be presented on the balance sheet as a reduction of the carrying amount of the long-term debt. The Partnership has adopted this guidance beginning January 1, 2016. As a result of the adoption of this ASU, we have been required to net the Partnership’s debt issuance costs against long-term debt for all periods presented, moving the debt issuance costs from noncurrent assets to noncurrent liabilities on the Partnership’s Unaudited Condensed Consolidated Balance Sheets for the periods presented.

 Other accounting guidance proposed by the FASB that may have some impact on the Unaudited Consolidated Financial Statements of the Partnership, but have not yet been adopted by the Partnership include:

The FASB issued ASU 2016-09 – Compensation – Stock Compensation in March 2016. The purpose of the guidance is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and all interim periods within that year. Although early adoption is permitted, the Partnership has not adopted this guidance early. We are currently in the process of determining the impact this guidance may have on the Unaudited Condensed Consolidated Financial Statements of the Partnership, but do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance was proposed in an attempt to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014.  ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations.  The Partnership was originally required to comply with this ASU beginning in 2017.  However, in August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017. We are currently evaluating the financial impact of this ASU on the Partnership, but do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

 There have been no material changes to the Partnership's exposure to market risk since December 31, 2015.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, our Chief Accounting Officer, as well as others involved in the accounting and reporting functions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Beginning January 1, 2016, the Partnership initiated implementation of a new enterprise resource planning (“ERP”) accounting and reporting system designed to improve the timeliness and quality of information (including financial information) to all appropriate levels of Partnership personnel. This new ERP was not implemented in response to any identified deficiency or material weakness in the Partnership’s internal control over financial reporting. The gradual implementation is expected to occur in phases during the first half of 2016. The implementation of the ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The adoption of this new ERP system has not materially affected our internal controls over financial reporting.

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

In January 2016, the Partnership received notices from the IRS that conveyed its intent to audit the consolidated income tax return of TIR, Inc. for the 2012 tax year and audit payroll and payroll tax filings of TIR Inc. for the 2013 tax year. Currently, the IRS is analyzing provided information in order to complete their audit procedures. To date, the Partnership has not been informed of any potential adjustments related to these audits. Based on the terms of the Partnership’s omnibus agreement with Holdings, Holdings would indemnify the Partnership for certain liabilities (including income tax liabilities) associated with the operation of assets that occurred prior to the closing of our IPO should any liabilities arise as a result of these audits. Because of this, the Partnership believes that the possibility of incurring material losses as a result of these IRS audits is remote.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 16, 2016.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer