Form 10-Q
period 2016-06-30
Cypress Energy Partners, L.P.
filed 2016-08-12
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 11, 2016, the registrant had 5,939,108 common units and 5,913,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:     None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC acquired May 1, 2015;

●	“Brown-PUC” refers to Brown Integrity-PUC, LLC, a 100% owned subsidiary of Brown;

●	“CEM LLC” refers to Cypress Energy Management, LLC, a wholly owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Energy Management - TIR, LLC, a wholly owned subsidiary of CEM LLC;

●	“CEM-BO” refers to Cypress Energy Management – Bakken Operations, LLC, a wholly owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly owned subsidiary of the Partnership;

●

“CEP-TIR” refers to Cypress Energy Partners – TIR, LLC, an indirect subsidiary of Holdings, and an owner of 673,400 common units representing 11.3% of our outstanding common units, 673,400 subordinated units representing 11.4% of our subordinated units and an owner of a 36.2% interest in the TIR Entities prior to the sale of its interests to the Partnership effective February 1, 2015;

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

●	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR-Foley” refers to Foley Inspection Services ULC, a former Canadian subsidiary of TIR Holdings that was amalgamated into TIR-Canada as of January 1, 2016;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

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

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(in thousands, except unit data)

	June 30,	December 31,
	2016	2015
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$23,616	$24,150
Trade accounts receivable, net	46,519	48,265
Prepaid expenses and other	1,416	2,329
Total current assets	71,551	74,744
Property and equipment:
Property and equipment, at cost	21,954	23,706
Less: Accumulated depreciation	6,459	5,369
Total property and equipment, net	15,495	18,337
Intangible assets, net	31,124	32,486
Goodwill	56,951	65,273
Other assets	8	42
Total assets	$175,129	$190,882

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$1,797	$2,205
Accounts payable - affiliates	843	913
Accrued payroll and other	13,867	7,095
Income taxes payable	32	350
Total current liabilities	16,539	10,563
Long-term debt	135,411	139,129
Deferred tax liabilities	345	371
Asset retirement obligations	117	117
Total liabilities	152,412	150,180

Commitments and contingencies - Note 10

Owners' equity:
Partners’ capital:
Common units (5,939,108 and 5,920,467 units outstanding at June 30, 2016 and December 31, 2015, respectively)	(6,210)	253
Subordinated units (5,913,000 units outstanding at June 30, 2016 and December 31, 2015)	52,381	59,143
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,205)	(2,791)
Total partners' capital	18,090	30,729
Non-controlling interests	4,627	9,973
Total owners' equity	22,717	40,702
Total liabilities and owners' equity	$175,129	$190,882

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$72,311	$90,953	$145,785	$185,019
Costs of services	64,946	80,190	130,660	163,707
Gross margin	7,365	10,763	15,125	21,312

Operating costs and expense:
General and administrative	5,560	6,067	11,749	11,329
Depreciation, amortization and accretion	1,246	1,374	2,471	2,632
Impairments	10,530	-	10,530	-
Operating income (loss)	(9,971)	3,322	(9,625)	7,351

Other income (expense):
Interest expense, net	(1,619)	(1,440)	(3,237)	(2,447)
Other, net	24	55	47	63
Net income (loss) before income tax expense	(11,566)	1,937	(12,815)	4,967
Income tax expense	50	78	162	282
Net income (loss)	(11,616)	1,859	(12,977)	4,685

Net income (loss) attributable to non-controlling interests	(4,612)	(77)	(4,979)	90
Net income (loss) attributable to partners / controlling interests	(7,004)	1,936	(7,998)	4,595

Net loss attributable to general partner	(2,967)	(183)	(3,935)	(183)
Net income (loss) attributable to limited partners	$(4,037)	$2,119	$(4,063)	$4,778

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$(2,021)	$1,060	$(2,034)	$2,390
Subordinated unitholders	(2,016)	1,059	(2,029)	2,388
	$(4,037)	$2,119	$(4,063)	$4,778

Net income (loss) per common limited partner unit
Basic	$(0.34)	$0.18	$(0.34)	$0.40
Diluted	$(0.34)	$0.18	$(0.34)	$0.40

Net income (loss) per subordinated limited partner unit - basic and diluted	$(0.34)	$0.18	$(0.34)	$0.40

Weighted average common units outstanding
Basic	5,929,735	5,918,258	5,926,451	5,916,717
Diluted	5,929,735	5,987,550	5,926,451	5,980,479

Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2016 and 2015

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(11,616)	$1,859	$(12,977)	$4,685
Other comprehensive income (loss) - foreign currency translation	(2)	137	586	(747)

Comprehensive income (loss)	$(11,618)	$1,996	$(12,391)	$3,938

Comprehensive loss attributable to non-controlling interests	(4,612)	(77)	(4,979)	(367)
Comprehensive loss attributable to general partner	(2,967)	-	(3,935)	-

Comprehensive income (loss) attributable to controlling interests	$(4,039)	$2,073	$(3,477)	$4,305

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(12,977)	$4,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	2,907	2,829
Impairments	10,530	-
Gain on asset disposal	(2)	(1)
Interest expense from debt issuance cost amortization	282	271
Amortization of equity-based compensation	507	532
Equity earnings in investee company	(30)	(48)
Distributions from investee company	63	-
Deferred tax benefit, net	(12)	28
Non-cash allocated expenses	1,935	183
Changes in assets and liabilities:
Trade accounts receivable	1,746	4,150
Prepaid expenses and other	913	1,122
Accounts payable and accrued payroll and other	6,206	7,224
Income taxes payable	(318)	(279)
Net cash provided by operating activities	11,750	20,696

Investing activities:
Proceeds from fixed asset disposals	4	2
Acquisition of 49.9% interest in the TIR Entities (Note 3)	-	(52,588)
Cash paid for acquisition of 51% interest in Brown Integrity, LLC, net of cash acquired (Note 3)	-	(10,516)
Purchase of property and equipment	(644)	(1,339)
Net cash used in investing activities	(640)	(64,441)

Financing activities:
Advances on long-term debt	-	68,800
Repayment of long-term debt	(4,000)	(5,500)
Taxes paid related to net share settlement of equity awards	(47)	-
Contribution attributable to general partner	2,000	-
Distributions to limited partners	(9,622)	(9,614)
Distributions to non-controlling members	(367)	(1,567)
Net cash provided by (used in) financing activities	(12,036)	52,119

Effect of exchange rates on cash	392	(544)

Net increase (decrease) in cash and cash equivalents	(534)	7,830
Cash and cash equivalents, beginning of period	24,150	20,757
Cash and cash equivalents, end of period	$23,616	$28,587

Non-cash items:
Accounts payable excluded from capital expenditures	$188	$18

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statement of Owners' Equity

For the Six Months Ended June 30, 2016

(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Owners' equity at December 31, 2015	$(25,876)	$253	$59,143	$(2,791)	$9,973	$40,702
Net loss for the period January 1, 2016 through June 30, 2016	(3,935)	(2,034)	(2,029)	-	(4,979)	(12,977)
Foreign currency translation adjustment	-	-	-	586	-	586
Contribution attributable to general partner	3,935	-	-	-	-	3,935
Distributions to partners	-	(4,816)	(4,806)	-	-	(9,622)
Distributions to non-controlling interests	-	-	-	-	(367)	(367)
Equity-based compensation	-	434	73	-	-	507
Taxes paid related to net share settlement of equity awards	-	(47)	-	-	-	(47)

Owners' equity at June 30, 2016	$(25,876)	$(6,210)	$52,381	$(2,205)	$4,627	$22,717

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

  Notes to the Unaudited Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide saltwater disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding 5,939,108 common units were made available to the general public. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees and directors of the Partnership.

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”) and Water and Environmental Services (“W&ES”) reportable segments.  In conjunction with our acquisition of a 51% interest in Brown Integrity, LLC (see Note 3), we changed our reportable segments during the second quarter of 2015 by adding the IS segment (see Note 11). In addition, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) and mid-stream companies and their vendors throughout the United States and Canada.  The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

IS provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines.

W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota (two of which have temporarily suspended operations) and two in the Permian Basin in Texas.  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization.  These facilities also contain oil skimming processes that remove any remaining oil from water delivered to the sites.  In addition to these SWD facilities, we provide management and staffing services for a third-party SWD facility pursuant to a management agreement (see Note 8).  We also own a 25% member interest in the managed SWD facility.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 include our accounts and those of our controlled subsidiaries. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year. These reclassifications have had the effect of reducing previously reported total assets and total liabilities as the adoption of required accounting guidance from the Financial Accounting Standards Board (“FASB”) necessitated changes in the presentation of certain assets and liabilities.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the financial position and results of operations for the interim periods presented.  Such adjustments consist only of normal recurring items, unless otherwise disclosed herein.  Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all the information and notes required by GAAP for complete consolidated financial statements.  However, we believe that the disclosures made are adequate to make the information not misleading.  These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2015 included in our Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Use of Estimates in the Preparation of Financial Statements

The preparation of the Partnership’s Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 included in our audited financial statements as of and for the year ended December 31, 2015.

Income Taxes

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources.  At least 90% of our gross income has been qualifying income since our IPO.

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax related to the Partnership’s net income (loss) is generally attributable to the individual partners.  Net income (loss) for financial statement purposes may differ significantly from taxable income (loss) of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners’ tax attributes in us is not available to us. The Partnership’s Canadian activity remains taxable in Canada, as well as the activities of a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”) and a 51% owned and controlled subsidiary, Brown Integrity – PUC, LLC (“Brown-PUC”), both of which have elected to be taxed as corporations for U.S. federal income tax purposes.  Consequently, the Partnership records income tax expense for our Canadian operations, our U.S. corporate operations and any state income and franchise taxes specifically applicable to the Partnership

Non-controlling Interest

We have certain consolidated subsidiaries in which outside parties own interests. The non-controlling interest shown in our Unaudited Condensed Consolidated Financial Statements represents the other owners’ share of these entities.

Identifiable Intangible Assets

Our recorded identifiable intangible assets primarily include customer lists, trademarks and trade names.  Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach, or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the three and six month periods ended June 30, 2016 or 2015.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level.  The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined that PIS, IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reportable segments. During the second quarter of 2016, we recorded impairments of goodwill in our IS segment totaling $8.4 million (Note 5). There were no impairments of goodwill during the three and six month periods ended June 30, 2015.

Impairments of Long-Lived Assets

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses and the outlook for national or regional market supply and demand for the services we provide. We recorded impairments of $2.1 million to long-lived assets in the quarter ended June 30, 2016 (Note 5). There were no recorded impairments of long-lived assets for the three and six month periods ended June 30, 2015.

New Accounting Standards

The Partnership has adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”) beginning January 1, 2016:

The FASB issued Accounting Standards Update (“ASU”) 2015-17 – Income Taxes in November 2015. ASU 2015-17 was issued as a part of the FASB’s initiative to reduce complexity in accounting standards. This ASU is effective for annual and interim periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an annual reporting period. The Partnership has elected early application of this guidance beginning January 1, 2016. The guidance simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheet. Therefore, the Partnership’s deferred tax assets and liabilities have been classified as noncurrent in the Unaudited Condensed Consolidated Balance Sheets for the periods presented.

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Other accounting guidance proposed by the FASB that may have some impact on the Unaudited Condensed Consolidated Financial Statements of the Partnership, but have not yet been adopted by the Partnership include:

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

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. The Partnership was originally required to comply with this ASU beginning in 2017. However, in August 2015, the FASB issued ASU 2015- 14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017. We are currently evaluating the financial impact of this ASU on the Partnership, but do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

3. Acquisitions

Brown Integrity, LLC

In May 2015, the Partnership acquired a 51% interest in Brown Integrity, LLC (“Brown”), a hydrostatic testing integrity services business for $10.4 million (net of cash acquired) financed through the Partnership’s credit facilities. The Partnership has the right, but not the obligation, to acquire the remaining 49% of Brown in any combination of cash and/or units commencing May 1, 2017 pursuant to a formula prescribed in the purchase document. The operating results of Brown are included in our Integrity Services segment which was created during the second quarter of 2015 in conjunction with the Brown acquisition (Note 11).

TIR Entities

Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by affiliates of Cypress Energy Holdings, LLC (“Holdings”) for $52.6 million. We financed this acquisition with borrowings under our acquisition revolving credit facility (Note 4).

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

Outstanding borrowings at June 30, 2016 and December 31, 2015 under the Credit Agreement were as follows:

		June 30,	December 31,
		2016	2015
		(in thousands)

Working Capital Revolving Credit Facility	(WCRCF)	$48,000	$52,000
Acquisition Revolving Credit Facility	(ARCF)	88,900	88,900
Total borrowings		136,900	140,900
Debt issuance costs		(1,489)	(1,771)
Long-term debt		$135,411	$139,129

The carrying value of the partnership’s long-term debt approximates fair value as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on Credit Agreement borrowings ranged between 3.54% and 4.22% for the six months ended June 30, 2016 and 2.68% and 4.04% for the six months ended June 30, 2015. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended June 30, 2016 and 2015 was $1.4 million and $1.1 million, respectively, including commitment fees. Interest paid during the six months ended June 30, 2016 and 2015 was $2.7 million and $1.8 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. It also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2016, our total adjusted leverage ratio was 3.33 to 1.0 and our interest coverage ratio was 3.80 to 1.0, pursuant to the Credit Agreement. Without Holding's reimbursement of Partnership operating expenses and temporary waiver of the administrative fee, our adjusted leverage ratio would have been higher. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. With continued support from Holdings, we expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Impairments

During the three months ended June 30, 2016, the Partnership recorded goodwill impairments in our IS segment totaling $8.4 million and property and equipment impairments at one of our SWD facilities in our W&ES segment totaling $2.1 million.

In the IS segment, we have experienced declining revenues that accelerated in the second quarter of 2016 due to the overall depressed energy economy, including decreased new infrastructure construction, postponement of inspection and integrity activity by our E&P customers and reduced revenues and margins on completed contracts due to increased competition, among other things. The Partnership is forecasting that volumes of work and revenue will not recover to historical levels in the foreseeable future and has taken action in the second quarter of 2016 to adjust its cost structure through a reduction of personnel and the closing of an office location. Given these indicators of impairment in the second quarter of 2016, we determined a triggering event occurred and thus, performed an interim impairment assessment of the approximately $10.0 million of goodwill related to our IS segment. The IS segment is considered to be a stand-alone reporting unit for purposes of evaluating goodwill. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired. Significant assumptions used in valuing the reporting unit included revenue growth rates ranging from 2% to 5% annually and a discount rate of 17.5%. In our assessment as of June 30, 2016, the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value. We then determined through our hypothetical acquisition analysis that the fair value of goodwill was impaired. As a result, the Partnership recorded an impairment loss of $8.4 million in our IS segment and reduced the value of recorded goodwill to $1.6 million in the second quarter of 2016. This impairment is included in impairments on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016.

In the W&ES segment, the Partnership has experienced declining disposal volumes and revenues at certain facilities due to reduced drilling activity in the areas we service, lower commodity pricing and increasing competition. The Partnership is forecasting that volumes and revenues will not recover to historical levels in the foreseeable future. Given these indicators of impairment, the Partnership compared its estimate of undiscounted future cash flows from individual facilities, and determined that its recorded value on one facility was no longer recoverable, and was therefore impaired. The Partnership wrote the SWD facility assets down from its net carrying value of $2.7 million to $0.6 million and recognized impairments of the facility of $2.1 million – included in impairments on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016. The following table shows the impaired assets by category (in thousands):

Land	$771
Facilities, well and equipment	1,287
Other depreciable assets	305
2,363
Accumulated depreciation	(289)
Impairment of facility	$2,075

Fair value was determined using expected future cash flows using the income approach (discounted cash flow) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. The cash flows are those expected to be generated by market participants, discounted for a risk adjusted estimated fair market cost of capital of 15.5%. Cash flows were determined based on various assumptions including estimates of future volumes, prices, cost structure, capital maintenance requirements and salvage value. Because of the uncertainties surrounding the facilities and the market conditions, including the Partnership’s ability to generate and maintain sufficient revenues to operate its segments profitably, our estimate of expected future cash flows may change in the near term resulting in the need to record additional impairment related to our W&ES segment property and equipment.

6. Income Taxes

Income tax expense reflected on the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2016 and 2015 differs from an expected statutory rate of 35% primarily due to the non-taxable nature of partnership earnings for both U.S. federal and, in most cases, state income tax purposes, offset by the corporate income taxes of TIR-PUC and Brown-PUC, the income taxes related to our Canadian operations and any applicable state income and franchise taxes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

7.  Equity Compensation

Our General Partner adopted a long-term incentive plan (“LTIP”) that authorized the issuance of up to 1,182,600 common units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publically traded common units at each grant date, adjusted for a forfeiture rate, and other discounts attributable to the awarded units.  This valuation is considered a Level 3 valuation under the fair value measurement hierarchy.  Compensation expense is amortized over the vesting period of the grant. For the six months ended June 30, 2016 and 2015, compensation expense of $0.5 million was recorded under the LTIP.  The following table sets forth the LTIP Unit activity for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015

	Number of Units	Weighted Average Grant Date Fair Value / Unit	Number of Units	Weighted Average Grant Date Fair Value / Unit

Units at January 1	361,698	$14.30	158,353	$18.11
Units granted	334,256	6.34	170,552	13.42
Units vested and issued	(25,657)	(8.45)	(7,467)	(19.72)
Units forfeited	(42,403)	(11.12)	(6,912)	(18.16)
Units at June 30	627,894	10.51	314,526	15.53

Outstanding Units issued to directors vest ratably over a three-year period from the date of grant.  Units granted to employees vest over either a five-year, three-year or eighteen month period from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year and one third at the end of the fifth year. The eighteen month awards vest 100% at the end of the vesting period. Some awards vest in full upon the occurrence of certain events as defined in the LTIP agreement.

Certain phantom profits interest units issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP. Vesting under all of the exchanged awards was retroactive to the initial grant date. The awards are considered for all purposes to have been granted under the Partnership’s LTIP. Certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with these subordinated units was $0.1 million for the six months ended June 30, 2016 and 2015.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

8.  Related-Party Transactions

Transactions with SBG Energy Services, LLC (SBG Energy) and Subsidiary

SBG Energy was a business partner in our SWD operations in which a former board member had an ownership and management interest. This former board member resigned effective March 31, 2016. Effective June 1, 2015, an affiliate of SBG Energy assigned and transferred its 49% membership interest in Cypress Energy Services, LLC (“CES LLC”) to the Partnership for one dollar (the “CES Transaction”). As a result, the Partnership now owns 100% of CES LLC.

Omnibus Agreement and Other Support from Holdings

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the three and six months ended June 30, 2016, Holdings has provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee. The waiving of the administrative fee will likely continue through the end of 2016 or such earlier time that our business results improve, as determined by Holdings;

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

The amount charged by Holdings under the Omnibus Agreement for the three and six months ended June 30, 2015 was $1.0 million and $2.0 million, respectively. These amounts are reflected in general and administrative in the Unaudited Condensed Consolidated Statements of Operations. There were no payments made under the omnibus agreement for the three and six months ended June 30, 2016.

To the extent that Holdings incurs expenses on behalf of the Partnership in excess of administrative expense amounts paid under the omnibus agreement, the excess is allocated to the Partnership as a non-cash allocated cost. The non-cash allocated amounts are reflected as general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations and as a contribution attributable to general partner in the Unaudited Condensed Consolidated Statement of Owners’ Equity. These costs are included as a component of net loss attributable to general partner in the Unaudited Condensed Consolidated Statement of Operations. Non-cash allocated costs reflected in the Partnership’s financial statements were $0.9 million and $1.9 million, respectively, for the three and six month periods ended June 30, 2016. Non-cash allocated expenses were $0.2 million for the three and six month periods ended June 30, 2015.

In addition to funding certain general and administrative expenses on our behalf, during the second quarter of 2016, Holdings contributed $2.0 million in cash attributable to the General Partner as a reimbursement of certain expenditures previously incurred by the Partnership. This payment is reflected as a contribution attributable to general partner in the Unaudited Condensed Consolidated Statement of Owners’ Equity and as a component of the net loss attributable to the general partner in the Unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2016.

Total support from Holdings attributable to non-cash allocated expenses and the reimbursement of certain expenditures was $2.9 million and $3.9 million, respectively, for the three and six month periods ended June 30, 2016 and $0.2 million for the three and six month periods ended June 30, 2015.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Other Related Party Transactions

A former board member had ownership interests in entities with which the Partnership transacts business – Creek Energy Services, LLC (“Creek,” formerly Rud Transportation, LLC) and SBG Pipeline SW 3903, LLC (“3903”).  Total revenue recognized by the Partnership from Creek while it was considered a related party was $0.4 million for the three months ended June 30, 2015 and $0.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.  Accounts receivable from Creek was $0.1 million at December 31, 2015 and is included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. Total revenue recognized by the Partnership from 3903 while it was considered a related party was $0.3 million for the three months and $0.5 million for the six months ended June 30, 2015 prior to the sale of the ownership interest to an unrelated third party effective June 30, 2015. CES LLC outsources staffing and payroll services to an unconsolidated affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”). CEM-BO was owned 49% by SBG Energy. Effective June 1, 2015, Holdings acquired the 49% ownership interest of CEM-BO and now owns 100% of CEM-BO. Total employee related costs paid to CEM-BO was $0.4 million for the three months and $1.1 million for the six months ended June 30, 2015.

The Partnership provides management services to a 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.1 million for the three months and $0.3 million for the six months ended June 30, 2016, respectively and $0.2 million for the three months and $0.3 million for the six months ended June 30, 2015, respectively.  Accounts receivable from Arnegard were $0.1 million at June 30, 2016 and December 31, 2015, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

9.  Earnings per Unit and Cash Distributions

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing net income (loss) attributable to limited partners, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income (loss) per common unit includes the dilutive impact of unvested Units granted under the LTIP.  Our net income (loss) attributable to limited partners is allocated to the common and subordinated unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement. See Note 8 for a description of net loss attributable to general partner. The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership interests.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income (loss) per unit.  The following table outlines the weighted average number of shares outstanding for the three and six months ended June 30, 2016 and 2015:

Weighted Average Number of Units Outstanding

	Common Units	Subordinated Units	Total Units
Three Months Ended
June 30, 2016	5,929,735	5,913,000	11,842,735
June 30, 2015	5,918,258	5,913,000	11,831,258

Six Months Ended
June 30, 2016	5,926,451	5,913,000	11,839,451
June 30, 2015	5,916,717	5,913,000	11,829,717

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

Our partnership agreement calls for minimum quarterly cash distributions.  The following table summarizes the cash distributions declared by the Partnership since our IPO.  There were no cash distributions declared or paid prior to these distributions.

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016 (c)	0.406413	4,817	3,103
Total Distributions (through August 12, 2016 since IPO)	$3.949537	$46,735	$29,889

(a) Approximately 64.4% of the Partnership's outstanding units at June 30, 2016 are held by affiliates.

(b) Distribution was pro-rated from the date of our IPO through March 31, 2014.

(c) Second quarter 2016 distribution was declared and will be paid in the third quarter of 2016.

Brown made cash distributions to non-controlling members of $0.4 million in the first quarter of 2016. In addition, the TIR Entities made 2015 cash distributions of $1.6 million to the non-controlling members of the TIR Entities prior to the Partnership’s acquisition of the remaining 49.9% interest effective February 1, 2015.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.  Commitments and Contingencies

Letters of Credit

The Partnership has various performance obligations which are secured with short-term security deposits of $0.5 million at June 30, 2016 and December 31, 2015, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

The Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At June 30, 2016 and December 31, 2015, the aggregate commitment for future compensation and severance was approximately $1.2 million and $1.4 million, respectively.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices.  Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified.  At any given time, we may have multiple audits underway.  Several multi-year audits concluded in 2015 without adjustment to the Partnership. At December 31, 2015, the Partnership had an estimated liability of $0.1 million recorded for a specific compliance audit that was settled in the first quarter of 2016. This 2015 liability is reflected in accrued payroll and other on the Unaudited Condensed Consolidated Balance Sheet.

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. Principals of two of these management services contract customers (under common control) approached the Partnership about selling their interest in the managed SWD facilities to the Partnership. Due to a number of factors, including the depressed energy economy and the proposed asking price for these facilities, the Partnership was unwilling to enter into a purchase agreement for the facilities. Subsequently, in May 2015, the Partnership was notified by these principals that they were terminating the management contracts related to these two facilities. While management of the Partnership believes that the parties do not have the right to terminate the agreements pursuant to the terms of the agreements, the termination of these agreements has resulted in a reduction of management fee revenue and corresponding labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million for the six month period ended June 30, 2015. The Partnership did not record any revenue related to these contracts during the six months ended June 30, 2016. The Partnership has commenced litigation and settlement discussions regarding the improper termination of the agreements. (See Legal Proceedings.)

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

Internal Revenue Service Audits

In January 2016, the Partnership received notices from the Internal Revenue Service (“IRS”) that conveyed its intent to audit the consolidated income tax return of TIR Inc. for the 2012 tax year and audit payroll and payroll tax filings of TIR Inc. for the 2013 tax year. Currently, the IRS is analyzing provided information in order to complete their audit procedures. To date, the Partnership has not been informed of any potential adjustments related to these audits. Based on the terms of the Partnership’s omnibus agreement with Holdings, Holdings would indemnify the Partnership for certain liabilities (including income tax liabilities) associated with the operation of assets that occurred prior to the closing of our IPO should any liabilities arise as a result of these audits. Because of this, the Partnership believes that the possibility of incurring material losses as a result of these IRS audits is remote.

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

W&ES – This segment includes the operations of ten SWD facilities (two of which have temporarily suspended operations), fees related to the management of third party SWD facilities, as well as an equity ownership in one managed facility.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

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

	PIS	IS	W&ES	Other	Total
	(in thousands)

Three months ended June 30, 2016

Revenue	$67,610	$2,546	$2,155	$-	$72,311
Costs of services	61,365	2,378	1,203	-	64,946
Gross margin	6,245	168	952	-	7,365
General and administrative	3,079	883	483	1,115 (a)	5,560
Depreciation, amortization and accretion	609	186	451	-	1,246
Impairments	-	8,411	2,119	-	10,530
Operating income (loss)	$2,557	$(9,312)	$(2,101)	$(1,115)	(9,971)
Interest expense, net					(1,619)
Other, net					24
Net loss before income tax expense					$(11,566)

Three months ended June 30, 2015

Revenue	$83,501	$3,478	$3,974	$-	$90,953
Costs of services	75,659	2,794	1,737	-	80,190
Gross margin	7,842	684	2,237	-	10,763
General and administrative	4,295	563	858	351	6,067
Depreciation, amortization and accretion	628	105	641	-	1,374
Operating income (loss)	$2,919	$16	$738	$(351)	3,322
Interest expense, net					(1,440)
Other, net					55
Net income before income tax expense					$1,937

(a)	Amount includes $1.0 million of administrative charges under the omnibus agreement previously charged to the PIS and W&ES segments.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS	IS	W&ES	Other	Total
	(in thousands)

Six months ended June 30, 2016

Revenue	$134,319	$6,804	$4,662	$-	$145,785
Costs of services	122,209	6,110	2,341	-	130,660
Gross margin	12,110	694	2,321	-	15,125
General and administrative	6,519	1,874	1,039	2,317 (a)	11,749
Depreciation, amortization and accretion	1,226	345	900	-	2,471
Impairments	-	8,411	2,119	-	10,530
Operating income (loss)	$4,365	$(9,936)	$(1,737)	$(2,317)	(9,625)
Interest expense, net					(3,237)
Other, net					47
Net loss before income tax expense					$(12,815)

Six months ended June 30, 2015

Revenue	$173,315	$3,478	$8,226	$-	$185,019
Costs of services	157,475	2,794	3,438	-	163,707
Gross margin	15,840	684	4,788	-	21,312
General and administrative	8,581	563	1,730	455	11,329
Depreciation, amortization and accretion	1,254	105	1,273	-	2,632
Operating income (loss)	$6,005	$16	$1,785	$(455)	7,351
Interest expense, net					(2,447)
Other, net					63
Net income before income tax expense					$4,967

(a) Amount includes $2.0 million of administrative charges under the omnibus agreement previously charged to the PIS and W&ES segments.

Total Assets

June 30, 2016	$124,832	$11,866	$37,350	$1,081	$175,129

December 31, 2015 (as adjusted)	$130,623	$23,097	$38,418	$(1,256)	$190,882

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

The presentation of our Condensed Consolidating Balance Sheet as of December 31, 2015, our Condensed Consolidating Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and our Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2015 have been updated to reflect adjustments between the Guarantors and Eliminations. These adjustments have (i) reduced the Guarantors’ notes receivable – affiliates and total partners’ capital and the Parent’s investment in the Guarantors and the total partners’ capital by $1.0 million with the offset to Eliminations on the Condensed Consolidating Balance Sheet; (ii) reduced the Guarantors’ comprehensive income by less than $0.1 million and $0.3 million for the three and six month periods ended June 30, 2015, respectively, with the offset to Eliminations on the Condensed Consolidating Statement of Comprehensive Income (Loss); and (iii) adjusted various offsetting items in working capital for the Guarantors and Eliminations in the Condensed Consolidating Statement of Cash Flows. These changes have had no impact on the consolidated results as previously reported.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of June 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,195	$15,983	$5,438	$-	$23,616
Trade accounts receivable, net	-	41,333	7,749	(2,563)	46,519
Accounts receivable - affiliates	-	7,125	-	(7,125)	-
Prepaid expenses and other	75	1,213	128	-	1,416
Total current assets	2,270	65,654	13,315	(9,688)	71,551
Property and equipment:
Property and equipment, at cost	-	18,917	3,037	-	21,954
Less: Accumulated depreciation	-	5,729	730	-	6,459
Total property and equipment, net	-	13,188	2,307	-	15,495
Intangible assets, net	-	25,006	6,118	-	31,124
Goodwill	-	53,913	3,038	-	56,951
Investment in subsidiaries	22,356	(449)	-	(21,907)	-
Notes receivable - affiliates	-	13,716	-	(13,716)	-
Other assets	-	(2)	10	-	8
Total assets	$24,626	$171,026	$24,788	$(45,311)	$175,129

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$-	$2,314	$938	$(1,455)	$1,797
Accounts payable - affiliates	1,167	-	6,801	(7,125)	843
Accrued payroll and other	48	13,922	1,005	(1,108)	13,867
Income taxes payable	-	117	(85)	-	32
Total current liabilities	1,215	16,353	8,659	(9,688)	16,539
Long-term debt	(1,489)	131,400	5,500	-	135,411
Notes payable - affiliates	-	-	13,716	(13,716)	-
Deferred tax liabilities	-	5	340	-	345
Asset retirement obligations	-	117	-	-	117
Total liabilities	(274)	147,875	28,215	(23,404)	152,412

Owners' equity:
Total partners' capital	20,273	18,524	(3,427)	(17,280)	18,090
Non-controlling interests	4,627	4,627	-	(4,627)	4,627
Total owners' equity	24,900	23,151	(3,427)	(21,907)	22,717
Total liabilities and owners' equity	$24,626	$171,026	$24,788	$(45,311)	$175,129

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of December 31, 2015

(as adjusted - in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$378	$19,570	$4,202	$-	$24,150
Trade accounts receivable, net	-	40,029	8,289	(53)	48,265
Accounts receivable - affiliates	-	5,601	-	(5,601)	-
Prepaid expenses and other	-	2,078	286	(35)	2,329
Total current assets	378	67,278	12,777	(5,689)	74,744
Property and equipment:
Property and equipment, at cost	-	20,790	2,916	-	23,706
Less: Accumulated depreciation	-	4,941	428	-	5,369
Total property and equipment, net	-	15,849	2,488	-	18,337
Intangible assets, net	-	26,135	6,351	-	32,486
Goodwill	-	53,914	11,359	-	65,273
Investment in subsidiaries	42,034	10,465	-	(52,499)	-
Notes receivable - affiliates	-	13,527	-	(13,527)	-
Other assets	-	32	10	-	42
Total assets	$42,412	$187,200	$32,985	$(71,715)	$190,882

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$6	$467	$1,732	$-	$2,205
Accounts payable - affiliates	1,237	912	4,042	(5,278)	913
Accrued payroll and other	-	6,855	293	(53)	7,095
Income taxes payable	-	385	-	(35)	350
Total current liabilities	1,243	8,619	6,067	(5,366)	10,563
Long-term debt	(1,771)	135,400	5,500	-	139,129
Notes payable - affiliates	-	-	13,850	(13,850)	-
Deferred tax liabilities	-	43	328	-	371
Asset retirement obligations	-	117	-	-	117
Total liabilities	(528)	144,179	25,745	(19,216)	150,180

Commitments and contingencies

Owners' equity:
Total partners' capital	32,967	33,048	7,240	(42,526)	30,729
Non-controlling interests	9,973	9,973	-	(9,973)	9,973
Total owners' equity	42,940	43,021	7,240	(52,499)	40,702
Total liabilities and owners' equity	$42,412	$187,200	$32,985	$(71,715)	$190,882

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$64,025	$12,310	$(4,024)	$72,311
Costs of services	-	57,257	11,713	(4,024)	64,946
Gross margin	-	6,768	597	-	7,365

Operating costs and expense:
General and administrative	1,115	3,118	1,327	-	5,560
Depreciation, amortization and accretion	-	1,032	214	-	1,246
Impairments	-	2,119	8,411	-	10,530
Operating (loss)	(1,115)	499	(9,355)	-	(9,971)

Other income (expense):
Equity earnings (loss) in subsidiaries	(5,562)	(9,415)	-	14,977	-
Interest expense, net	(222)	(1,190)	(207)	-	(1,619)
Other, net	-	19	5	-	24
Net income (loss) before income tax expense	(6,899)	(10,087)	(9,557)	14,977	(11,566)
Income tax expense	-	87	(37)	-	50
Net income (loss)	(6,899)	(10,174)	(9,520)	14,977	(11,616)

Net (loss) attributable to non-controlling interests	-	(4,612)	-	-	(4,612)
Net income (loss) attributable to controlling interests	(6,899)	(5,562)	(9,520)	14,977	(7,004)

Net (loss) attributable to general partner	(2,967)	-	-	-	(2,967)
Net income (loss) attributable to limited partners	$(3,932)	$(5,562)	$(9,520)	$14,977	$(4,037)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$82,521	$10,922	$(2,490)	$90,953
Costs of services	-	72,844	$9,836	(2,490)	80,190
Gross margin	-	9,677	1,086	-	10,763

Operating costs and expense:
General and administrative	351	4,722	994	-	6,067
Depreciation, amortization and accretion	-	1,223	151	-	1,374
Operating income (loss)	(351)	3,732	(59)	-	3,322

Other income (expense):
Equity earnings in subsidiaries	2,665	-	-	(2,665)	-
Interest expense, net	(216)	(1,072)	(152)	-	(1,440)
Other, net	-	47	8	-	55
Net income (loss) before income tax expense	2,098	2,707	(203)	(2,665)	1,937
Income tax expense	-	101	(23)	-	78
Net income (loss)	2,098	2,606	(180)	(2,665)	1,859

Net income (loss) attributable to non-controlling interests	-	(59)	-	(18)	(77)
Net income (loss) attributable to partners / controlling interests	$2,098	$2,665	$(180)	$(2,647)	$1,936

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$126,197	$26,194	$(6,606)	$145,785
Costs of services	-	112,688	$24,578	(6,606)	130,660
Gross margin	-	13,509	1,616	-	15,125

Operating costs and expense:
General and administrative	2,317	6,696	2,736	-	11,749
Depreciation, amortization and accretion	-	2,070	401	-	2,471
Impairments	-	2,119	8,411	-	10,530
Operating (loss)	(2,317)	2,624	(9,932)	-	(9,625)

Other income (expense):
Equity earnings (loss) in subsidiaries	(5,094)	(10,164)	-	15,258	-
Interest expense, net	(440)	(2,381)	(416)	-	(3,237)
Other, net	-	38	9	-	47
Net income (loss) before income tax expense	(7,851)	(9,883)	(10,339)	15,258	(12,815)
Income tax expense	-	190	(28)	-	162
Net income (loss)	(7,851)	(10,073)	(10,311)	15,258	(12,977)

Net (loss) attributable to non-controlling interests	-	(4,979)	-	-	(4,979)
Net income (loss) attributable to controlling interests	(7,851)	(5,094)	(10,311)	15,258	(7,998)

Net (loss) attributable to general partner	(3,935)	-	-	-	(3,935)
Net income (loss) attributable to limited partners	$(3,916)	$(5,094)	$(10,311)	$15,258	$(4,063)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$-	$167,267	$21,489	$(3,737)	$185,019
Costs of services	-	147,782	$19,662	(3,737)	163,707
Gross margin	-	19,485	1,827	-	21,312

Operating costs and expense:
General and administrative	455	9,413	1,461	-	11,329
Depreciation, amortization and accretion	-	2,436	196	-	2,632
Operating income (loss)	(455)	7,636	170	-	7,351

Other income (expense):
Equity earnings in subsidiaries	5,755	-	-	(5,755)	-
Interest expense, net	(474)	(1,746)	(227)	-	(2,447)
Other, net	-	53	10	-	63
Net income (loss) before income tax expense	4,826	5,943	(47)	(5,755)	4,967
Income tax expense	-	258	24	-	282
Net income (loss)	4,826	5,685	(71)	(5,755)	4,685

Net income (loss) attributable to non-controlling interests	145	(70)	-	15	90
Net income (loss) attributable to partners / controlling interests	$4,681	$5,755	$(71)	$(5,770)	$4,595

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(6,899)	$(10,174)	$(9,520)	$14,977	$(11,616)
Other comprehensive income -			-
Foreign currency translation	-	-	(2)	-	(2)
			-
Comprehensive income (loss)	$(6,899)	$(10,174)	$(9,522)	$14,977	$(11,618)

Comprehensive (loss) attributable to non-controlling interests	-	(4,612)	-	-	(4,612)
Comprehensive (loss) attributable to general partner	(2,967)	-	-	-	(2,967)
Comprehensive income (loss) attributable to controlling interests	$(3,932)	$(5,562)	$(9,522)	$14,977	$(4,039)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$2,098	$2,606	$(180)	$(2,665)	$1,859
Other comprehensive income -			-
Foreign currency translation	-	37	100	-	137
			-
Comprehensive income (loss)	$2,098	$2,643	$(80)	$(2,665)	$1,996

Comprehensive (loss) attributable to non-controlling interests	-	(59)	-	(18)	(77)
Comprehensive income (loss) attributable to controlling interests	$2,098	$2,702	$(80)	$(2,647)	$2,073

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(7,851)	$(10,073)	$(10,311)	$15,258	$(12,977)
Other comprehensive income -			-
Foreign currency translation	-	192	394	-	586
			-
Comprehensive income (loss)	$(7,851)	$(9,881)	$(9,917)	$15,258	$(12,391)

Comprehensive (loss) attributable to non-controlling interests	-	(4,979)	-	-	(4,979)
Comprehensive (loss) attributable to general partner	(3,935)	-	-	-	(3,935)
Comprehensive income (loss) attributable to controlling interests	$(3,916)	$(4,902)	$(9,917)	$15,258	$(3,477)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$4,826	$5,685	$(71)	$(5,755)	$4,685
Other comprehensive income -			-
Foreign currency translation	-	(256)	(491)	-	(747)
			-
Comprehensive income (loss)	$4,826	$5,429	$(562)	$(5,755)	$3,938

Comprehensive (loss) attributable to non-controlling interests	145	(70)	-	(442)	(367)
Comprehensive income (loss) attributable to controlling interests	$4,681	$5,499	$(562)	$(5,313)	$4,305

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(7,851)	$(10,073)	$(10,311)	$15,258	$(12,977)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	2,251	656	-	2,907
Impairments	-	2,119	8,411	-	10,530
Gain on asset disposal	-	-	(2)	-	(2)
Interest expense from debt issuance cost amortization	282	-	-	-	282
Amortization of equity-based compensation	507	-	-	-	507
Equity earnings in investee company	-	(30)	-	-	(30)
Distributions from investee company	-	63	-	-	63
Equity earnings in subsidiaries	5,094	10,164	-	(15.258)	-
Deferred tax benefit, net	-	(38)	26	-	(12)
Non-cash allocated expenses	1,935	-	-	-	1,935
Changes in assets and liabilities:
Trade accounts receivable	-	(1,304)	540	2,510	1,746
Receivables from affiliates	-	(1,524)	-	1,524	-
Prepaid expenses and other	(75)	679	155	154	913
Accounts payable and accrued payroll and other	(28)	7,868	2,589	(4,223)	6,206
Income taxes payable	-	(268)	(85)	35	(318)
Net cash provided by (used in) operating activities	(136)	9,907	1,979	-	11,750

Investing activities:
Proceeds from fixed asset disposals	-	-	4	-	4
Purchase of property and equipment	-	(446)	(198)	-	(644)
Net cash used in investing activities	-	(446)	(194)	-	(640)

Financing activities:
Repayment of long-term debt	-	(4,000)	-	-	(4,000)
Taxes paid related to net share settlement of equity awards	(47)	-	-	-	(47)
Contribution attributable to general partner	2,000	-	-	-	2,000
Distributions from subsidiaries	9,622	(9,239)	(383)	-	-
Distributions to limited partners	(9,622)	-	-	-	(9,622)
Distributions to non-controlling members	-	-	(367)	-	(367)
Net cash provided by (used in) financing activities	1,953	(13,239)	(750)	-	(12,036)

Effects of exchange rates on cash	-	191	201	-	392

Net increase (decrease) in cash and cash equivalents	1,817	(3,587)	1,236	-	(534)
Cash and cash equivalents, beginning of period	378	19,570	4,202	-	24,150
Cash and cash equivalents, end of period	$2,195	$15,983	$5,438	$-	$23,616

Non-cash items:
Accounts payable excluded from capital expenditures	$-	140	$48	$-	$188

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$4,826	$5,685	$(71)	$(5,755)	$4,685
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	2,553	276	-	2,829
Loss on asset disposal	-	-	(1)	-	(1)
Interest expense from debt issuance cost amortization	271	-	-	-	271
Amortization of equity-based compensation	532	-	-	-	532
Equity earnings in investee company	-	(48)	-	-	(48)
Equity earnings in subsidiaries	(5,755)	-	-	5,755	-
Deferred tax benefit, net	-	12	16	-	28
Non-cash allocated expenses	183	-	-	-	183
Changes in assets and liabilities:
Trade accounts receivable	22	5,257	(834)	(295)	4,150
Receivables from affiliates	-	3,628	-	(3,628)	-
Prepaid expenses and other	-	1,057	65	-	1,122
Accounts payable and accrued payroll and other	374	6,247	(3,320)	3,923	7,224
Income taxes payable	-	(240)	(39)	-	(279)
Net cash provided by (used in) operating activities	453	24,151	(3,908)	-	20,696

Investing activities:
Proceeds from disposals of property and equipment	-	2	-	-	2
Cash paid for acquisition of 49.9% interest in the TIR Entities	-	(52,588)	-	-	(52,588)
Cash paid for acquisition of 51% of Brown Integrity, LLC, net of cash acquired of $175	-	(10,516)	-	-	(10,516)
Purchase of property and equipment	-	(1,309)	(30)	-	(1,339)
Net cash (used in) investing activities	-	(64,411)	(30)	-	(64,441)

Financing activities:
Advances on long-term debt	-	63,300	5,500	-	68,800
Repayments of long-term debt	-	(5,500)	-	-	(5,500)
Distributions from subsidiaries	8,269	(8,269)	-	-	-
Distributions to limited partners	(9,614)	-	-	-	(9,614)
Distributions to non-controlling members	-	(1,567)	-	-	(1,567)
Net cash provided by (used in) financing activities	(1,345)	47,964	5,500	-	52,119

Effects of exchange rates on cash	-	(255)	(289)	-	(544)

Net increase (decrease) in cash and cash equivalents	(892)	7,449	1,273	-	7,830
Cash and cash equivalents, beginning of period	982	16,598	3,177	-	20,757
Cash and cash equivalents, end of period	$90	$24,047	$4,450	$-	$28,587

Non-cash items:
Accounts payable excluded from capital expenditures	$-	18	$-	$-	$18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection Services (“PIS segment”)(formerly the Pipeline Inspection and Integrity Services (“PI&IS”) segment) comprised of our investment in the TIR Entities – a 50.1% ownership interest in the TIR Entities through February 1, 2015, and a 100% ownership interest thereafter; (2) our Integrity Services (“IS”) segment, made up of our 51% ownership interest in Brown Integrity, LLC acquired May 1, 2015 and: (3) our Water and Environmental Services (“W&ES”) segment, comprised of our wholly-owned investments in various salt water disposal (“SWD”) facilities and activities related thereto. The financial information for PIS, IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and our Consolidated Financial Statements for the year ended December 31, 2015.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry.  We provide independent pipeline inspection and integrity services to various energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada.  The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown.  The economic characteristics of Brown are sufficiently dissimilar from our Pipeline Inspection Services segment resulting in a different, distinct segment. As such, the previous Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services and the Integrity Services segment was created upon the acquisition of Brown in May 2015. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment.  The W&ES segment is comprised of the historical operations of CEP LLC that were contributed to us.  We own ten SWD facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and two of which are in the Permian Basin in west Texas.  We also have management agreements in place to provide staffing and management services to third party SWD facilities in the Bakken Shale region.  W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve.  In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of June 30, 2016, Holdings owns approximately 58.7% of the Partnership, while affiliates of Holdings own approximately 5.7% of the Partnership, for a total ownership percentage of the Partnership of approximately 64.4% by Holdings and its affiliates. Affiliates of Holdings also own 100% of the General Partner and the incentive distribution rights (“IDR’s”).

Omnibus Agreement

 We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the three and six months ended June 30, 2016, Holdings has provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee. The waiving of the administrative fee will likely continue through the end of 2016 or such earlier time that our business results improve, as determined by Holdings;

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

We also generate revenues from the sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

Overall

Our 2016 second quarter operating performance was effectively flat as compared to the first quarter of 2016. Fortunately, the Partnership’s businesses do not require substantial capital expenditures. We finished the quarter with a strong balance sheet and $23.6 million of cash and continue to have ample liquidity under our credit facility. Additionally, the subordinated nature of approximately 50% of our limited partner units protects common unitholders who will have the right to receive available cash distributions up to the minimum quarterly distributions before the subordinated unitholders during the subordination period. Pursuant to our Partnership Agreement, the subordination period will extend at least through the payment of our distribution for the period ending December 31, 2016.

Our sponsor and its affiliates are aligned with our common unitholders, with an approximate 64.4% total ownership interest in us. Because of this ownership alignment, Holdings has committed its support to the unitholders by contributing $2.0 million to the Partnership for the reimbursement of certain Partnership operating expenses and providing temporary relief of the administrative fee paid to our sponsor pursuant to the Omnibus Agreement, which would have charged $1.0 million to us this quarter. Temporary relief of the administrative fee paid to Holdings pursuant to the Omnibus Agreement will likely continue throughout 2016 or such earlier time that our business results improve, as determined by Holdings. Holdings has not committed to support the Partnership beyond 2016 regardless of whether the energy industry rebounds or not and will continue to evaluate this relief of the administrative fee. Without Holding’s reimbursement of such Partnership operating expenses and temporary waiver of the administrative fee, we would not have sustained our distribution level in the second quarter of 2016.

During the second quarter of 2016, we initiated the implementation of various cost cutting measures (more fully described in the March 31, 2016 Form 10-Q filed May 16, 2016) intended to reduce our expenses and improve our overall operating performance in an attempt to right-size our businesses and protect our current liquidity and our future distributions to unitholders. These cost savings initiatives should save us approximately $5.0 million annually. These actions contributed to some of the sequential improvement in the second quarter of 2016 and should continue to benefit the remainder of 2016 and beyond.

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

Pipeline Inspection Services

Subsequent to the end of the second quarter of 2016, our average weekly inspector headcounts have increased, with July average headcounts exceeding 1,200. We have seen significant growth in our technician headcounts in our non-destructive examination service offering, which provides stronger margins than our typical inspection business and we also have seen growth in our inline inspection service offering. We also continue to renew several sizeable existing contracts.

Integrity Services

In the first half of 2016, our IS results were quite soft through mid-June when we saw an increase in activity and utilization of our field personnel in this segment. We have lowered our bid margins in this segment to support our customers and make us more fiscally competitive. Our backlog remains solid heading into the third quarter and we continue to bid on a substantial amount of new work.

Water and Environmental Services

We continue to work collaboratively with our customers to help them address the downturn in commodity prices and their need to reduce operating expenses until prices recover. We also continue to carefully evaluate market pricing on a facility-by-facility basis. In response to these conditions, we have temporarily closed an additional facility in the Bakken and have automated our remaining facilities. These cost savings steps, in addition to those previously discussed, should yield an additional $0.5 million of savings on an annualized basis. A substantial number of drilled and uncompleted wells (“DUC’s”) exist around our various SWD facilities. As oil and gas commodity prices improve, we expect to benefit materially from the completion of these DUC’s.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

●

The quarterly administrative fee assessed by Holdings to the Partnership pursuant to the Omnibus Agreement for the first half of 2016 has been waived by Holdings. In addition, the General Partner provided $2.0 million of cash support to the Partnership in the second quarter of 2016. As a result, the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 reflect a net (loss) attributable to general partner related to the waived administrative fee and the cash support.

●

Depreciation expense is not comparable from year to year as the Partnership recorded impairment of long-lived assets in the third and fourth quarters of 2015 totaling $6.6 million, thus reducing the depreciable cost base of the property and equipment. The Partnership also recorded impairments in property and equipment of $2.1 million and impairments of goodwill of $8.4 million in the three and six month periods ended June 30, 2016. There were no impairments recorded in the three and six month periods ended June 30, 2015.

●

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements.  In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating the management contracts.  The management contracts did not have termination rights and the Partnership is pursuing its legal remedies.  Revenues (and the costs related to these revenues) that were included in the Unaudited Condensed Consolidated Financial Statements related to these contractual arrangements for the three and six months ended June 30, 2015 have not been included in the Unaudited Condensed Consolidated Financial Statements after the customer’s termination of the contract.

●

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business.  The Unaudited Condensed Consolidated Financial Statements will include Brown in the IS segment from this date forward, including a 49% non-controlling interest.

●

Effective February 1, 2015, the Partnership acquired the 49.9% non-controlling ownership interest of the TIR Entities from affiliated parties.  Accordingly, the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 reflect a non-controlling interest of 49.9% of the TIR Entities from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests in both periods).

Consolidated Results of Operations

The following table summarizes our historical Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Revenues	$72,311	$90,953	$145,785	$185,019
Costs of services	64,946	80,190	130,660	163,707
Gross margin	7,365	10,763	15,125	21,312

Operating costs and expense:
General and administrative - segment	4,445	5,716 (a)	9,432	10,874 (a)
General and administrative - corporate	1,115 (a)	351	2,317 (a)	455
Depreciation, amortization and accretion	1,246	1,374	2,471	2,632
Impairments	10,530	-	10,530	-
Operating income	(9,971)	3,322	(9,625)	7,351

Other (expense) income:
Interest expense, net	(1,619)	(1,440)	(3,237)	(2,447)
Other, net	24	55	47	63
Net income (loss) before income tax expense	(11,566)	1,937	(12,815)	4,967
Income tax expense	50	78	162	282
Net income (loss)	(11,616)	1,859	(12,977)	4,685

Net income (loss) attributable to non-controlling interests	(4,612)	(77)	(4,979)	90
Net income (loss) attributable to partners / controlling interests	(7,004)	1,936	(7,998)	4,595

Net loss attributable to general partner	(2,967)	(183)	(3,935)	(183)
Net income (loss) attributable to limited partners	$(4,037)	$2,119	$(4,063)	$4,778

(a)

For the three and six months ended June 30, 2015, a $1.0 million administrative fee per quarter was paid to Holdings for providing certain partnership overhead services. For the three and six months ended June 30, 2016, this quarterly $1.0 million administrative fee was waived by Holdings and actual costs for Partnership overhead services are reflected in general and administrative - corporate.

See the detailed discussion of revenues, cost of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – segment. General and administrative-segment decreased $1.3 million and $1.4 million, respectively, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. This is primarily due to our Sponsor's decision to waive the quarterly administrative fee of $1.0 million and cost cutting measures implemented by the Partnership beginning in the second quarter of 2016 in response to the continued depressed energy economy. The savings related to the waiver of the administrative fee by our Sponsor and the implemented cost cutting measures is offset by a $0.3 million and $1.3 million increase of general and administrative expenses for the three and six months ended June 30, 2016, respectively, attributable to the IS segment, which was not acquired until May 2015.

General and administrative – corporate. General and administrative-corporate increased $0.8 million and $1.9 million, respectively, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to increased non-cash allocated expenses from our General Partner in 2016 related to actual costs for Partnership overhead services that were previously covered by the administrative fee.

Interest expense. Interest expense primarily consists of interest on borrowings under our credit agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased from 2015 to 2016 primarily due to an increase in the average borrowings in 2016 and an increase in borrowing interest rates. Average debt outstanding during the three months ended June 30, 2016 and 2015 was $136.9 million and $136.7 million, respectively, and $137.7 million and $118.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in average borrowings is primarily related to amounts borrowed to fund the $52.6 million February 2015 acquisition of the remaining 49.9% ownership interest in the TIR Entities and $10.7 million in May 2015 to acquire a 51% ownership interest in Brown.  The average interest rate on our borrowings has increased approximately 0.72% from 3.33% in the six months ended June 30, 2015 to 4.05% in the six months ended June 30, 2016.

Income tax expense.  Income tax expense includes income taxes related to two taxable corporate subsidiaries in the United States and two taxable corporate subsidiaries in Canada in our PIS and IS segments, as well as business activity, gross margin, and franchise taxes incurred in certain states. The decrease in income tax expense for the six months ended June 30, 2016 generally reflects reduced income and revenues of the Partnership, and therefore, corresponding reductions in federal, foreign and state income taxes and Texas franchise taxes.

Net income (loss) attributable to non-controlling interests.  Non-controlling interests primarily relates to the 49.9% interest in each of the TIR Entities within PIS owned by Holdings and its affiliates for one month in 2015 prior to the acquisition of this non-controlling interest on February 1, 2015, a 49% interest in CES LLC within W&ES, prior to the acquisition of its remaining 49% as of June 1, 2015 and the 49% non-controlling ownership interest in Brown originating as of May 1, 2015, the acquisition date of Brown.  The non-controlling interest holders of the TIR Entities within PIS were charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income (loss).

Net loss attributable to general partner. Net loss attributable to the General Partner includes $2 million of cash support provided by the General Partner in the three and six month periods ending June 30, 2016, as well as allocated expenses related to the waiving of the administrative fee pursuant to the Omnibus Agreement. The $0.2 million reflected for the three and six month periods ended June 30, 2015 is comprised of allocated expenses in excess of the paid administrative fee pursuant to the Omnibus Agreement.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$67,610		$83,501		$(15,891)	(19.0)%
Costs of services	61,365		75,659		(14,294)	(18.9)%
Gross margin	6,245	9.2%	7,842	9.4%	(1,597)	(20.4)%

General and administrative	3,079	4.6%	4,295	5.1%	(1,216)	(28.3)%
Depreciation, amortization and accretion	609	0.9%	628	0.8%	(19)	(3.0)%
Operating income	$2,557	3.8%	$2,919	3.5%	$(362)	(12.4)%

Operating Data
Average number of inspectors	1,134		1,367		(233)	(17.0)%
Average revenue per inspector per week	$4,586		$4,699		$(113)	(2.4)%
Revenue variance due to number of inspectors					$(13,887)
Revenue variance due to average revenue per inspector					$(2,004)

Revenues. Revenues decreased approximately $15.9 million primarily due to a decrease in the average number of inspectors ($13.9 million) and a decrease in the average weekly revenue generated by inspectors ($2.0 million). The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. The average revenue per inspector per week has declined from period to period due primarily to pricing pressures exerted by our customers as they react and respond to the current sluggish energy economy. We have seen delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects are completed, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period, including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $14.3 million from 2015 to 2016 commensurate with the associated reduction in revenues.

Gross margin. Gross margin decreased $1.6 million from 2015 to 2016 primarily due to the changes in revenues and costs of services outlined above.  There was a slight decrease in the gross margin as a percentage of revenue between periods due primarily to pricing pressures exerted by our customers.

General and administrative. General and administrative expenses declined $1.2 million from 2015 to 2016 primarily due to the our Sponsor's decision to waive the quarterly administrative fee, as well as cost cutting measures which were accelerated by the Partnership in the second quarter of 2016 in response to the continued depressed energy economy.

Operating income. Operating income declined $0.4 million from 2015 to 2016 due to the decrease in the gross margin, offset, in part by the decrease in general and administrative expenses.

The following table summarizes the operating results of the PIS segment for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$134,319		$173,315		$(38,996)	(22.5)%
Costs of services	122,209		157,475		(35,266)	(22.4)%
Gross margin	12,110	9.0%	15,840	9.1%	(3,730)	(23.5)%

General and administrative	6,519	4.9%	8,581	5.0%	(2,062)	(24.0)%
Depreciation, amortization and accretion	1,226	0.9%	1,254	0.7%	(28)	(2.2)%
Operating income	$4,365	3.2%	$6,005	3.5%	$(1,640)	(27.3)%

Operating Data
Average number of inspectors	1,132		1,415		(283)	(20.0)%
Average revenue per inspector per week	$4,564		$4,737		$(173)	(3.7)%
Revenue variance due to number of inspectors					$(32,656)
Revenue variance due to average revenue per inspector					$(6,340)

Revenues.  Revenues decreased approximately $39.0 million primarily due to a decrease in the average number of inspectors ($32.7 million) and a decrease in the average weekly revenue generated by inspectors ($6.3 million). The average inspector count with each customer fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. The average revenue per inspector per week has declined from period to period due primarily to pricing pressures exerted by our customers as they react and respond to the current sluggish energy economy. We continue to see delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects complete, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period including reimbursable expenses associated with the inspectors (per diem, travel and other expenses) and equipment costs. Costs of services declined approximately $35.3 million from 2015 to 2016 commensurate with the associated reduction in revenues.

Gross margin. Gross margin decreased $3.7 million, primarily related to the decline in revenues discussed above.  Gross margin, as a percentage of revenue, remained relatively consistent between periods.

General and administrative. General and administrative expenses declined $2.1 million from 2015 to 2016 primarily due to the our Sponsor's decision to waive the quarterly administrative fee, as well as cost cutting measures which were accelerated by the Partnership in the second quarter of 2016 in response to the continued depressed energy economy.

Operating income. Operating income declined $1.6 million from 2015 to 2016 due to the decrease in the gross margin, offset, in part by the decrease in general and administrative expenses.

Integrity Services (IS)

The following table summarizes the results of the IS segment for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	% of Revenue	2015 (a)	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$2,546		$3,478		$(932)	(26.8)%
Costs of services	2,378		2,794		(416)	(14.9)%
Gross margin	168	6.6%	684	19.7%	(516)	(75.4)%

General and administrative	883	34.7%	563	16.2%	320	56.8%
Depreciation, amortization and accretion	186	7.3%	105	3.0%	81	77.1%
Impairments	8,411	330.4%	-	0.0%	8,411	0.0%
Operating income (loss)	$(9,312)	(365.8)%	$16	0.5%	$(9,328)	(58300)%

Operating Data
Average number of field personnel	21		36		(15)	(41.7)%
Average revenue per field personnel per week	$9,326		$11,087		$(1,761)	(15.9)%
Revenue variance due to number of field personnel					$(824)
Revenue variance due to average revenue per field personnel					$(1,818)
Revenue variance due to period differences (see (a))					$1,710

(a)  represents activity from effective date of acquisition (May 1, 2015).

Revenue.   Although the revenue above for the three months ended June 30, 2016 reflects a full three months of revenue and the revenue for the three months ended June 30, 2015 reflects revenue for two months (the IS segment was acquired May 1, 2015), revenues are down from 2015 to 2016 due to a decline in the average number of field personnel (15) and a decline in the average revenue per field personnel per week.

Costs of services. Costs of services decreased $0.4 million and represent labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests.

Gross margin.  The gross margin decreased $0.5 million from 2015 to 2016 primarily due to our decreased revenue and cost activity, which, in turn, is directly related to the depressed oil and gas economy.

General and administrative. General and administrative costs increased $0.3 million from 2015 to 2016 and generally represent the difference between three and two months of activity since the segment was acquired May 1, 2015.

Impairments. Due to the continued depressed energy economy and its resulting impact on our IS segment, goodwill impairments of $8.4 million were recognized in the second quarter of 2016.

Operating income (loss). The decrease in operating income (loss) from period to period is primarily attributable to goodwill impairments recognized in the second quarter of 2016.

The following table summarizes the results of the IS segment for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	% of Revenue	2015 (a)	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$6,804		$3,478		$3,326	95.6%
Costs of services	6,110		2,794		3,316	118.7%
Gross margin	694	10.2%	684	19.7%	10	1.5%

General and administrative	1,874	27.5%	563	16.2%	1,311	232.9%
Depreciation, amortization and accretion	345	5.1%	105	3.0%	240	228.6%
Impairments	8,411	123.6%	-	0.0%	8,411	0.0%
Operating income (loss)	$(9,936)	(146.0)%	$16	0.5%	$(9,952)	(62200)%

Operating Data
Average number of field personnel	24		36		(12)	(33.3)%
Average revenue per field personnel per week	$10,904		$11,087		$(183)	(1.7)%
Revenue variance due to number of field personnel					$(171)
Revenue variance due to average revenue per field personnel					$(3,402)
Revenue variance due to period differences (see (a))					$6,899

(a)  represents activity from effective date of acquisition (May 1, 2015).

Revenue.   Revenues for the IS segment increased $3.3 million from 2015 to 2016 primarily due to the fact that the 2016 revenues reflect activity for six months whereas the 2015 revenues reflect activity for two months (segment acquired May 1, 2015).

Costs of services. Costs of services also increased $3.3 million from 2015 to primarily due to the fact that the 2016 costs of services reflect activity for six months whereas the 2015 costs of services reflect activity for two months (segment acquired May 1, 2015).

Gross margin.  The gross margin as a percentage of revenue decreased from 2015 to 2016 due to pricing pressures and trimmed bidding margins as a direct result of the depressed energy economy.

General and administrative. General and administrative costs primarily composed of salaries and general office expenditures. The increase in general and administrative costs is primarily attributable to six months of activity in 2016 as compared to two months of activity in 2015 (since the May 1, 2015 date of acquisition).

Impairments. Due to the continued depressed energy economy and its resulting impact on our IS segment, goodwill impairments of $8.4 million were recognized in the second quarter of 2016.

Operating income (loss). The decrease in operating income (loss) from period to period is primarily attributable to goodwill impairments recognized in the second quarter of 2016.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$2,155		$3,974		$(1,819)	(45.8)%
Costs of services	1,203		1,737		(534)	(30.7)%
Gross margin	952	44.2%	2,237	56.3%	(1,285)	(57.4)%

General and administrative	483	22.4%	858	21.6%	(375)	(43.7)%
Depreciation, amortization and accretion	451	20.9%	641	16.1%	(190)	(29.6)%
Impairments	2,119	98.3%	-	0.0%	2,119	0.0%
Operating income	$(2,101)	(97.5)%	$738	18.6%	$(2,839)	(384.7)%

Operating Data
Total barrels of saltwater disposed	3,283		5,168		(1,885)	(36.5)%
Average revenue per barrel disposed (a)	$0.66		$0.77		$(0.11)	(14.6)%
Revenue variance due to barrels disposed					$(1,449)
Revenue variance due to revenue per barrel					$(370)

(a)  Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

   Revenues.   The $1.8 million decrease in revenues is due to a $1.4 million decline related to the number of barrels of saltwater disposed and a $0.4 million decrease related to the average price per barrel disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues and lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as a continuing decline in oil prices from year to year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the general economic downturn in the energy market.

Costs of services.   Costs of services declined due primarily to $0.1 million lower employee related costs and $0.3 million lower repairs and maintenance costs. The lower employee costs are directly attributable to the cost cutting measures implemented by the Partnership beginning in the second quarter of 2016 in response to the continued depressed energy economy. Repairs and maintenance costs can fluctuate from period to period depending on numerous factors.

Gross margin.   The decrease in gross margin from 2015 to 2016 is mainly caused by decreased revenues, partially offset by decreased costs of services, both discussed above. The gross margin percentage also declined due primarily to a reduction in the average revenue per barrel charged for barrels of saltwater disposed and a general reduction in revenues from period to period.

General and administrative expense. General and administrative expenses decreased from year to year due primarily to the reallocation of certain segment administrative charges pursuant to the Omnibus Agreement in 2015 that were reallocated to corporate general and administrative expenses in 2016 and cost reduction measures implemented in the second quarter of 2016.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the third and fourth quarter of 2015.

 Impairments. Due to the continued depressed energy economy and its resulting impact on our W&ES segment, property and equipment impairments of $2.1 million were recognized in the second quarter of 2016.

Operating income.   The decline in segment operating income of $2.8 million is primarily a function of impairments and reduced revenues, partially offset by reduced other expenses.

The following table summarizes the operating results of the W&ES segment for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$4,662		$8,226		$(3,564)	(43.3)%
Costs of services	2,341		3,438		(1,097)	(31.9)%
Gross margin	2,321	49.8%	4,788	58.2%	(2,467)	(51.5)%

General and administrative	1,039	22.3%	1,730	21.0%	(691)	(39.9)%
Depreciation, amortization and accretion	900	19.3%	1,273	15.5%	(373)	(29.3)%
Impairments	2,119	45.5%	-	0.0%	2,119	0.0%
Operating income	$(1,737)	(37.3)%	$1,785	21.7%	$(3,522)	(197.3)%

Operating Data
Total barrels of saltwater disposed	6,980		9,787		(2,807)	(28.7)%
Average revenue per barrel disposed (a)	$0.67		$0.84		$(0.17)	(20.5)%
Revenue variance due to barrels disposed					$(2,359)
Revenue variance due to revenue per barrel					$(1,205)

(a)  Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues.   The $3.6 million decrease in revenues is due to a $2.4 million decline related to the number of barrels of saltwater disposed and a $1.2 million decrease related to the average price per barrel disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues and lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as a continuing decline in oil prices from year to year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive and customer pressures associated with the general economic downturn in the energy market.

Costs of services.   Costs of services declined due primarily to $0.4 million lower employee related costs and $0.5 million lower repairs and maintenance costs. The lower employee costs are directly attributable to the cost cutting measures implemented by the Partnership beginning in the second quarter of 2016 in response to the continued depressed energy economy. Repairs and maintenance costs can fluctuate from period to period depending on numerous factors.

Gross margin.   The decrease in gross margin from 2015 to 2016 is mainly caused by decreased revenues, partially offset by decreased costs of services, both discussed above. The gross margin percentage also declined due primarily to a reduction in the average revenue per barrel charged for barrels of saltwater disposed and a general reduction in revenues from period to period.

  General and administrative expense. General and administrative expenses decreased from year to year due primarily to the reallocation of certain segment administrative charges pursuant to the Omnibus Agreement in 2015 that were reallocated to corporate general and administrative expenses in 2016 and cost reduction measures implemented in the second quarter of 2016.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the third and fourth quarter of 2015.

  Impairments. Due to the continued depressed energy economy and its resulting impact on our W&ES segment, property and equipment impairments of $2.1 million were recognized in the second quarter of 2016.

Operating income.   The decline in segment operating income of $3.5 million is primarily a function of impairments and reduced revenues, partially offset by reduced other expenses.

Non-GAAP Measures

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization and accretion expenses; income tax expense; impairments; non-cash allocated expenses and equity based compensation expense.  We define Adjusted EBITDA Attributable to limited lartners as net income attributable to limited partners, plus interest expense attributable to limited partners, depreciation, amortization and accretion attributable to limited partners, impairments, income tax expense attributable to limited partners and equity based compensation attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners excluding cash interest paid, cash income taxes paid and maintenance capital expenditures. Adjusted EBITDA, Adjusted EBITDA Attributable to limited partners and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of these non-GAAP measures will provide useful information to investors in assessing our financial condition and results of operations.  The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow are net income (loss) and cash flow from operating activities, respectively. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures exclude some, but not all, items that affect the most directly comparable GAAP financial measure. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow should not be considered an alternative to net income (loss), income (loss) before income taxes, net income (loss) attributable limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

Because Adjusted EBITDA, Adjusted EBITDA attributable to limited Partners and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow may not be comparable to a similarly titled measure of other companies, thereby diminishing their utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA, a reconciliation of net income (loss) attributable to limited partners to Adjusted EBITDA and Distributable Cash Flow attributable to limited partners and a reconciliation of net cash provided by operating activities to Adjusted EBITDA for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (a)	2015 (b)	2016 (a)	2015 (b)
	(in thousands)

Net income (loss)	$(11,616)	$1,859	$(12,977)	$4,685
Add:
Interest expense	1,619	1,440	3,237	2,447
Depreciation, amortization and accretion	1,474	1,514	2,907	2,829
Impairments	10,530	-	10,530	-
Income tax expense	50	78	162	282
Non-cash allocated expenses	967	183	1,935	183
Equity based compensation	190	321	507	532
Adjusted EBITDA	$3,214	$5,395	$6,301	$10,958

Adjusted EBITDA attributable to general partner	(2,000)	-	(2,000)	-
Adjusted EBITDA attributable to non-controlling interests	(277)	56	(432)	587
Adjusted EBITDA attributable to limited partners / controlling interests	$5,491	$5,339	$8,733	$10,371

(a)

The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Due to this, amounts for the six months ended June 30, 2015 include Brown from this date forward. Amounts for the six months ended June 30, 2016 include Brown for the entire period.

(b)

The Partnership acquired the remainder of the TIR Entities February 1, 2015. Adjusted EBITDA attributable to non-controlling interests for the six months ended June 30, 2015 includes the activity of the TIR Entities through its acquisition date.

Reconciliation of Net Income (Loss) Attributable to Limited Partners to Adjusted EBITDA and Distributable Cash Flow Attributable to Limited Partners

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net income (loss) attributable to limited partners	$(4,037)	$2,119	$(4,063)	$4,778
Add:
Interest expense attributable to limited partners	1,557	1,402	3,113	2,204
Depreciation, amortization and accretion attributable to limited partners	1,321	1,419	2,615	2,612
Impairments	6,409	-	6,409	-
Income tax expense attributable to limited partners	51	78	152	245
Equity based compensation attributable to limited partners	190	321	507	532
Adjusted EBITDA attributable to limited partners	$5,491	$5,339	$8,733	$10,371

Less:
Cash interest paid, cash taxes paid and maintenance capital expenditures attributable to limited partners	1,990	1,796	3,387	2,458
Distributable cash flow attributable to limited partners	$3,501	$3,543	$5,346	$7,913

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Cash flows provided by operating activities	$11,750	$20,696
Changes in trade accounts receivable, net	(1,746)	(4,150)
Changes in prepaid expenses and other	(913)	(1,122)
Changes in accounts payable and accrued liabilities	(6,206)	(7,224)
Change in income taxes payable	318	279
Equity earnings in investee company	30	48
Distributions from investee company	(63)	-
Interest expense (excluding non-cash interest)	2,955	2,176
Income tax expense (excluding deferred tax benefit)	174	254
Other	2	1
Adjusted EBITDA	$6,301	$10,958

(a)

The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Due to this, amounts for the six months ended June 30, 2015 include Brown from this date forward. Amounts for the six months ended June 30, 2016 include Brown for the entire period.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At June 30, 2016, our sources of liquidity included:

●	cash generated from operations, which resulted in $23.6 million in cash on the balance sheet at June 30, 2016;

●

available borrowings under our Credit Agreement of $63.1 million at June 30, 2016 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●

issuance of equity and/or debt securities.  The Partnership filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which the Partnership may issue in any combination of equity or debt securities from time to time in one or more offerings.

In addition to these sources of liquidity, we have implemented cost savings initiatives beginning in the second quarter of 2016 that are expected to save up to $5.0 million annually. In addition to these cost savings initiatives, our W&ES segment temporarily shut down one additional facility in the second quarter of 2016 and spent approximately $0.2 million automating the remaining SWD facilities. The automation of these facilities should yield another $0.5 million of cost savings in this segment of our business.

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

We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital requirements and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016 (c)	0.406413	4,817	3,103
Total Distributions (through August 12, 2016 since IPO)	$3.949537	$46,735	$29,889

(a)	Approximately 64.4% of the Partnership's outstanding units at June 30, 2016 are held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Second quarter 2016 distribution was declared and will be paid in the third quarter of 2016.

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

Outstanding borrowings at June 30, 2016 and December 31, 2015 under the Credit Agreement were as follows:

		June	December
		30, 2016	31, 2015
		(in thousands)

Working Capital Revolving Credit Facility	(WCRCF)	$48,000	$52,000
Acquisition Revolving Credit Facility	(ARCF)	88,900	88,900
Total borrowings		136,900	140,900
Debt issuance costs		(1,489)	(1,771)
Long-term debt		$135,411	$139,129

The carrying value of the partnership’s long-term debt approximates fair value as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on Credit Agreement borrowings ranged between 3.54% and 4.22% for the six months ended June 30, 2016 and 2.68% and 4.04% for the six months ended June 30, 2015. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended June 30, 2016 and 2015 was $1.4 million and $1.1 million, respectively, including commitment fees. Interest paid during the six months ended June 30, 2016 and 2015 was $2.7 million and $1.8 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. It also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2016, our total adjusted leverage ratio was 3.33 to 1.0 and our interest coverage ratio was 3.80 to 1.0, pursuant to the Credit Agreement. Without Holding’s reimbursement of Partnership operating expenses and temporary waiver of the administrative fee, our adjusted leverage ratio would have been higher. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. With continued support from Holdings, we expect to remain in compliance with all of our financial debt covenants throughout the next twelve months.

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

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Net cash provided by operating activities	$11,750	$20,696
Net cash used in investing activities	(640)	(64,441)
Net cash provided by (used in) financing activities	(12,036)	52,119
Effect of exchange rates on cash	392	(544)
Net increase (decrease) in cash and cash equivalents	$(534)	$7,830

Net cash provided by operating activities.   The decrease of $9.0 million from 2015 to 2016 is primarily attributable to unfavorable changes in working capital of $3.7 million (mostly trade accounts receivable) and a decrease in net income (loss) of $17.7 million, partially offset by $10.5 million of impairments of goodwill and property and equipment and $1.8 million of non-cash allocated expenses.

Net cash (used in) investing activities.   Investing activity for 2015 is primarily attributable to the acquisition of the 49.9% interest in the TIR Entities not previously held by the Partnership of $52.6 million effective February 1, 2015, the acquisition of Brown for $10.7 million effective May 1, 2015 and $1.3 million for the acquisition of property and equipment. Investing activity for 2016 is primarily attributable to the acquisition of property and equipment.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities in 2015 relates to borrowings under our Credit Facility of $63.3 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities and the acquisition of the 51% ownership interest in Brown, partially offset by partnership distributions totaling $11.2 million. Net cash used in financing activities for 2016 include partnership distributions of $10.0 million and repayment of $4.0 million of the working capital revolving credit facility, partially offset by $2.0 million of contributions attributable to the General Partner.

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

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, work overs, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace downhole tubing and packers on the SWD facilities to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations. Maintenance capital expenditures for the three and six months ended June 30, 2016 and 2015 were $0.1 million and $0.2 million, respectively.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term.  Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third-parties, the construction or development of additional SWD facility capacity or pipelines, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our PIS or IS pipeline inspection and integrity businesses.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.  Expansion capital expenditures for the three and six months ended June 30, 2016 were $0.1 million and $0.4 million, respectively. Expansion capital expenditures for the three and six months ended June 30, 2015 were $53.3 million and $63.8 million, respectively (including the acquisition of the remainder of the TIR Entities for $52.6 million in the first quarter of 2015 and the acquisition of 51% of Brown for $10.5 million in the second quarter of 2015).

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available.  We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

Borrowings under our Credit Agreement previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 have decreased $4.0 million to $136.9 million reflecting the generation of additional cash to pay down on the Credit Agreement. Additionally, the Partnership has long-term office and other lease obligations totaling $1.8 million, payable through calendar year 2042.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies since December 31, 2015.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of these policies.

Recent Accounting Standards

The Partnership has adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”) beginning January 1, 2016:

The FASB issued Accounting Standards Update (“ASU”) 2015-17 – Income Taxes in November 2015. ASU 2015-17 was issued as a part of the FASB’s initiative to reduce complexity in accounting standards. This ASU is effective for annual and interim periods beginning after December 15, 2016 with earlier application permitted as of the beginning of an annual reporting period. The Partnership has elected early application of this guidance beginning January 1, 2016. The guidance simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheet. Therefore, the Partnership’s deferred tax assets and liabilities have been classified as noncurrent in the Unaudited Condensed Consolidated Balance Sheets for the periods presented.

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

Other accounting guidance proposed by the FASB that may have some impact on the Unaudited Condensed Consolidated Financial Statements of the Partnership, but have not yet been adopted by the Partnership include:

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

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. The Partnership was originally required to comply with this ASU beginning in 2017. However, in August 2015, the FASB issued ASU 2015- 14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017. We are currently evaluating the financial impact of this ASU on the Partnership, but do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Beginning January 1, 2016, the Partnership initiated implementation of a new enterprise resource planning (“ERP”) accounting and reporting system designed to improve the timeliness and quality of information (including financial information) to all appropriate levels of Partnership personnel. This new ERP was not implemented in response to any identified deficiency or material weakness in the Partnership’s internal control over financial reporting. The implementation is expected to occur in phases during 2016. The implementation of the ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The adoption of this new ERP system has not materially affected our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 11, 2016.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer