Form 10-Q
period 2016-09-30
Cypress Energy Partners, L.P.
filed 2016-11-09
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 9, 2016, the registrant had 5,945,348 common units and 5,913,000 subordinated units outstanding.

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

●	“ General Partner ” refers to Cypress Energy Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“ Holdings ” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

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

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

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

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(in thousands, except unit data)

	September 30,	December 31,
	2016	2015
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$24,903	$24,150
Trade accounts receivable, net	43,469	48,265
Prepaid expenses and other	1,283	2,329
Total current assets	69,655	74,744
Property and equipment:
Property and equipment, at cost	22,130	23,706
Less: Accumulated depreciation	7,157	5,369
Total property and equipment, net	14,973	18,337
Intangible assets, net	30,378	32,486
Goodwill	56,932	65,273
Other assets	136	42
Total assets	$172,074	$190,882

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$2,553	$2,205
Accounts payable - affiliates	1,285	913
Accrued payroll and other	10,450	7,095
Income taxes payable	264	350
Total current liabilities	14,552	10,563
Long-term debt	135,555	139,129
Deferred tax liabilities	349	371
Asset retirement obligations	139	117
Total liabilities	150,595	150,180

Commitments and contingencies - Note 9

Owners' equity:
Partners’ capital:
Common units (5,943,678 and 5,920,467 units outstanding at September 30, 2016 and December 31, 2015, respectively)	(6,716)	253
Subordinated units (5,913,000 units outstanding at September 30, 2016 and December 31, 2015)	51,687	59,143
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,276)	(2,791)
Total partners' capital	16,819	30,729
Non-controlling interests	4,660	9,973
Total owners' equity	21,479	40,702
Total liabilities and owners' equity	$172,074	$190,882

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$81,806	$96,408	$227,591	$281,427
Costs of services	71,880	84,307	202,540	248,014
Gross margin	9,926	12,101	25,051	33,413

Operating costs and expense:
General and administrative	5,056	6,024	16,805	17,353
Depreciation, amortization and accretion	1,214	1,481	3,685	4,113
Impairments	-	5,567	10,530	5,567
Operating income (loss)	3,656	(971)	(5,969)	6,380

Other income (expense):
Interest expense, net	(1,641)	(1,623)	(4,878)	(4,070)
Other, net	210	1,043	257	1,106
Net income (loss) before income tax expense	2,225	(1,551)	(10,590)	3,416
Income tax expense	227	89	389	371
Net income (loss)	1,998	(1,640)	(10,979)	3,045

Net income (loss) attributable to non-controlling interests	81	169	(4,898)	259
Net income (loss) attributable to partners / controlling interests	1,917	(1,809)	(6,081)	2,786

Net (loss) attributable to general partner	(1,431)	-	(5,366)	(183)
Net income (loss) attributable to limited partners	$3,348	$(1,809)	$(715)	$2,969

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$1,676	$(905)	$(358)	$1,485
Subordinated unitholders	1,672	(904)	(357)	1,484
	$3,348	$(1,809)	$(715)	$2,969

Net income (loss) per common limited partner unit:
Basic	$0.28	$(0.15)	$(0.06)	$0.25
Diluted	$0.27	$(0.15)	$(0.06)	$0.25

Net income (loss) per subordinated limited partner unit - basic and diluted	$0.28	$(0.15)	$(0.06)	$0.25

Weighted average common units outstanding:
Basic	5,939,158	5,920,467	5,930,718	5,917,981
Diluted	6,158,961	5,920,467	5,930,718	5,917,981

Weighted average subordinated units outstanding - basic and diluted	5,913,000	5,913,000	5,913,000	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2016 and 2015

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$1,998	$(1,640)	$(10,979)	$3,045
Other comprehensive income (loss) - foreign currency translation	(71)	(654)	515	(1,402)

Comprehensive income (loss)	$1,927	$(2,294)	$(10,464)	$1,643

Comprehensive income (loss) attributable to non-controlling interests	81	169	(4,898)	(198)
Comprehensive (loss) attributable to general partner	(1,431)	-	(5,366)	-

Comprehensive income (loss) attributable to limited partners	$3,277	$(2,463)	$(200)	$1,841

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(10,979)	$3,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,354	4,493
Impairments	10,530	5,567
Gain (loss) on asset disposals	(2)	(1)
Interest expense from debt issuance cost amortization	426	408
Equity-based compensation expense	829	828
Equity in earnings of investee	(234)	(81)
Distributions from investee	138	50
Deferred tax benefit, net	(39)	(58)
Non-cash allocated expenses	2,866	183
Changes in assets and liabilities:
Trade accounts receivable	4,999	769
Prepaid expenses and other	1,053	(478)
Accounts payable and accrued payroll and other	3,802	8,635
Income taxes payable	(84)	(167)
Net cash provided by operating activities	17,659	23,193

Investing activities:
Proceeds from fixed asset disposals	3	2
Acquisition of 49.9% interest in the TIR Entities (Note 3)	-	(52,588)
Cash paid for acquisition of 51% interest in Brown Integrity, LLC, net of cash acquired (Note 3)	-	(10,436)
Purchases of property and equipment	(932)	(1,651)
Net cash used in investing activities	(929)	(64,673)

Financing activities:
Advances on long-term debt	-	68,800
Repayments of long-term debt	(4,000)	(5,500)
Taxes paid related to net share settlement of equity-based compensation	(100)	-
Contributions from general partner	2,500	-
Distributions to limited partners	(14,439)	(14,423)
Distributions to non-controlling members	(415)	(1,567)
Net cash provided by (used in) financing activities	(16,454)	47,310

Effect of exchange rates on cash	477	(910)

Net increase in cash and cash equivalents	753	4,920
Cash and cash equivalents, beginning of period	24,150	20,757
Cash and cash equivalents, end of period	$24,903	$25,677

Non-cash items:
Accrued capital expenditures	$76	$-

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statement of Owners' Equity

For the Nine Months Ended September 30, 2016

(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Owners' Equity

Owners' equity at December 31, 2015	$(25,876)	$253	$59,143	$(2,791)	$9,973	$40,702
Net income (loss) for the period January 1, 2016 through September 30, 2016	(5,366)	(358)	(357)	-	(4,898)	(10,979)
Foreign currency translation adjustment	-	-	-	515	-	515
Contributions from general partner	5,366	-	-	-	-	5,366
Distributions to partners	-	(7,230)	(7,209)	-	-	(14,439)
Distributions to non-controlling interests	-	-	-	-	(415)	(415)
Equity-based compensation	-	719	110	-	-	829
Taxes paid related to net share settlement of equity-based compensation	-	(100)	-	-	-	(100)

Owners' equity at September 30, 2016	$(25,876)	$(6,716)	$51,687	$(2,276)	$4,660	$21,479

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

   Notes to the Unaudited Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide saltwater disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our outstanding common units were sold to the general public. The remaining common units and 100% of the subordinated units are constructively owned by affiliates, employees, and directors of the Partnership.

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”), and Water and Environmental Services (“W&ES”) reportable segments.  In conjunction with our acquisition of a 51% interest in Brown Integrity, LLC (see Note 3), we changed our reportable segments during the second quarter of 2015 by adding the IS segment (see Note 11). In addition, the Pipeline Inspection and Integrity Services segment was renamed Pipeline Inspection Services. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) and mid-stream companies and their vendors throughout the United States and Canada.  The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

IS provides independent integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines.

W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two facilities in the Permian Basin in Texas (two facilities are available by appointment only).  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization. These facilities also contain oil skimming processes that remove oil from water delivered to the sites.  In addition to these SWD facilities, we provide management and staffing services for a third-party SWD facility pursuant to a management agreement (see Note 8).  We also own a 25% member interest in the managed SWD facility.

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. Investments where we do not have the ability to exercise control, but do have the ability to exercise significant influence, are accounted for using the equity method of accounting. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements. We have made certain reclassifications to the prior period financial statements to conform with classification methods used in the current fiscal year. These reclassifications have had the effect of reducing previously reported total assets and total liabilities, as the adoption of required accounting guidance from the Financial Accounting Standards Board (“FASB”) necessitated changes in the presentation of certain assets and liabilities.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2015.

Income Taxes

A publicly-traded partnership is required to generate at least 90% of its gross income (as defined for federal income tax purposes) from certain qualifying sources.  At least 90% of our gross income has been qualifying income since our IPO.

As a limited partnership, we generally are not subject to federal, state or local income taxes.  The tax related to the Partnership’s net income (loss) is generally attributable to the individual partners.  Net income (loss) for financial statement purposes may differ significantly from taxable income (loss) of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement.  The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner's tax attributes is not available to us. The Partnership’s Canadian activity remains taxable in Canada, as well as the activities of a wholly owned subsidiary, Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”) and a 51% owned and controlled subsidiary, Brown Integrity – PUC, LLC (“Brown-PUC”), both of which have elected to be taxed as corporations for U.S. federal income tax purposes.  Consequently, the Partnership records income tax expense for our Canadian operations, our U.S. corporate operations, and any state income and franchise taxes specifically applicable to the Partnership.

Non-controlling Interest

We have certain consolidated subsidiaries in which outside parties own interests, some of which are owned by related parties. The non-controlling interest shown in our Unaudited Condensed Consolidated Financial Statements represents the other owners’ share of these entities.

Identifiable Intangible Assets

Our recorded identifiable intangible assets primarily include customer lists, trademarks and trade names.  Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair values of the intangible assets and their estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods, that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.  There were no impairments of identifiable intangible assets during the three and nine month periods ended September 30, 2016 or 2015.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review on November 1 (or at other dates if events or changes in circumstances warrant) for impairment at a reporting unit level.  The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined that PIS, IS and W&ES are the appropriate reporting units for testing goodwill impairment.  The accounting estimate relative to assessing the impairment of goodwill is a critical accounting estimate for each of our reportable segments. During the second quarter of 2016 and for the nine months ended September 30, 2016, we recorded impairments of goodwill in our IS segment totaling $8.4 million (Note 5) as a result of the economic energy downturn and reduced levels of activity. There were no impairments of goodwill during the three and nine month periods ended September 30, 2015.

Impairments of Long-Lived Assets

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments, and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses, and the outlook for national or regional market supply and demand for the services we provide. We recorded impairments in our W&ES segment of $2.1 million to long-lived assets in the second quarter of 2016 and for the nine months ended September 30, 2016 (Note 5). We recorded impairments of long-lived assets for the three and nine month periods ended September 30, 2015 of $5.6 million (Note 5) in our W&ES segment.

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

The FASB issued ASU 2016-15 – Statement of Cash Flows in August 2016. This guidance was issued to address diversity in practice of how cash receipts and cash payments are presented and classified in the statement of cash flows. It specifically addresses eight cash flow issues with the objective of reducing the current existing diversity in practice. Specific portions of the guidance that may apply directly to the Partnership include (1) the classification of debt prepayment or debt extinguishment costs, (2) classification of contingent consideration payments made after a business combination, (3) classification of distributions received from equity method investees, and potentially (4) the classification of separately identifiable cash flows and application of the predominance principle. Current GAAP is either unclear or does not include specific guidance on the classification issues included in the ASU reflected above. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods with those fiscal years and will be retrospectively applied to each period presented. The Partnership has not yet determined the impact this guidance may have on the Unaudited Condensed Consolidated Financial Statements, but since the ASU addresses classification issues, the Partnership does not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

The FASB issued ASU 2016-09 – Compensation – Stock Compensation in March 2016. The purpose of the guidance is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and all interim periods within that year. Amendments are to be applied retrospectively or prospectively depending on the specific provision included in the ASU. Although early adoption is permitted, the Partnership has not adopted this guidance early. We are currently in the process of determining the impact this guidance may have on the Unaudited Condensed Consolidated Financial Statements of the Partnership, but do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance was proposed in an attempt to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be retrospectively applied to each period presented. Early application is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern in August 2014. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter and will be applied prospectively. Early application is permitted. Effectively, the application of this accounting guidance will require the Partnership’s management to assess our ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments (1) require an evaluation every reporting period (including interim periods), (2) provide principles for considering the mitigating effect of management’s plans, (3) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (4) require an express statement and other disclosures when substantial doubt is not alleviated, and (5) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is intended to reduce diversity in the timing and content of footnote disclosures related to an entity’s going concern.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. The Partnership was originally required to comply with this ASU beginning in 2017. However, in August 2015, the FASB issued ASU 2015- 14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017 applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are currently evaluating the financial impact of this ASU on the Partnership, but do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

3. Acquisitions

Brown Integrity, LLC

In May 2015, the Partnership acquired a 51% interest in Brown Integrity, LLC (“Brown”), a hydrostatic testing integrity services business, for $10.4 million (net of cash acquired) financed through the Partnership’s credit facilities (Note 4). The Partnership has the right, but not the obligation, to acquire the remaining 49% of Brown in any combination of cash and/or units commencing May 1, 2017 pursuant to a formula prescribed in the purchase document. The operating results of Brown are included in our Integrity Services segment, which was created during the second quarter of 2015 in conjunction with the Brown acquisition (Note 11).

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.  Credit Agreement

The Partnership is party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million. The Credit Agreement matures on December 24, 2018.

Outstanding borrowings at September 30, 2016 and December 31, 2015 under the Credit Agreement were as follows:

	September	December
	30, 2016	31, 2015
	(in thousands)

Working Capital Facility	$48,000	$52,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	140,900
Debt issuance costs	1,345	1,771
Long-term debt	$135,555	$139,129

The carrying value of the partnership’s long-term debt approximates fair value as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

Borrowings under the Working Capital Facility are limited by a monthly borrowing base calculation as defined in the Credit Agreement. If, at any time, outstanding borrowings under the Working Capital Facility exceed the Partnership’s calculated borrowing base, a principal payment in the amount of the excess is due upon submission of the borrowing base calculation. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the Credit Agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leverage-based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on Credit Agreement borrowings ranged between 3.54% and 4.28% for the nine months ended September 30, 2016 and 2.68% and 4.09% for the nine months ended September 30, 2015. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended September 30, 2016 and 2015 was $1.6 million and $1.5 million, respectively, including commitment fees. Interest paid during the nine months ended September 30, 2016 and 2015 was $4.3 million and $3.3 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. It also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At September 30, 2016, our total adjusted leverage ratio was 3.43 to 1.0 and our interest coverage ratio was 3.70 to 1.0, pursuant to the Credit Agreement. Without Holding's reimbursement of Partnership operating expenses and temporary waiver of the administrative fee, our adjusted leverage ratio would have been higher. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement.  With continued support from Holdings, we expect to remain in compliance with all of our financial debt covenants throughout the next twelve months. Working capital borrowings, which are fully secured by the Partnership’s net working capital, are subject to a monthly borrowing base and are excluded from the Partnership’s debt compliance ratios.

In addition, our Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our Credit Agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the Working Capital Facility by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the Working Capital Facility.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Impairments

During the second quarter of 2016, the Partnership recorded goodwill impairments in our IS segment totaling $8.4 million and property and equipment impairments at one of our SWD facilities in our W&ES segment totaling $2.1 million.

In the IS segment, we experienced declining revenues that accelerated in the second quarter of 2016 due to the overall depressed energy economy, including decreased new infrastructure construction, postponement of inspection and integrity activity by our E&P customers and reduced revenues and margins on completed contracts due to increased competition, among other things. The Partnership was forecasting that volumes of work and revenue would not recover to historical levels in the foreseeable future and took action in the second quarter of 2016 to adjust its cost structure through a reduction of personnel and the closing of an office location. Given those indicators of impairment in the second quarter of 2016, we performed an interim impairment assessment of the approximately $10.0 million of goodwill related to our IS segment. The IS segment is considered to be a stand-alone reporting unit for purposes of evaluating goodwill. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired. Significant assumptions used in valuing the reporting unit included revenue growth rates ranging from 2% to 5% annually and a discount rate of 17.5%. In our assessment, the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value. We then determined through our hypothetical acquisition analysis that the fair value of goodwill was impaired. As a result, the Partnership recorded an impairment loss of $8.4 million in our IS segment and reduced the value of recorded goodwill to $1.6 million in the second quarter of 2016. This impairment is included in impairments on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016.

In the W&ES segment, the Partnership has experienced declining disposal volumes and revenues at certain facilities due to reduced drilling activity in the areas we service, lower commodity pricing and increasing competition. The Partnership has forecasted that volumes and revenues will not recover to historical levels in the foreseeable future absent a material increase in oil and gas commodity prices and drilling activity in Bakken region of North Dakota. Given these indicators of impairment, the Partnership compared its estimate of undiscounted future cash flows from individual facilities, and determined that its recorded value on one facility was no longer recoverable, and was therefore impaired. In the second quarter of 2016, the Partnership wrote the SWD facility assets down from its net carrying value of $2.7 million to $0.6 million and recognized impairments of the facility of $2.1 million – included in impairments on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016.

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

During the third quarter of 2016, there existed no additional indicators of impairment that would require the Partnership to reassess or reevaluate the recorded value of its assets.

6. Income Taxes

Income tax expense reflected on the Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2016 and 2015 differs from an expected statutory rate of 35% primarily due to the non-taxable nature of partnership earnings for both U.S. federal and, in most cases, state income tax purposes, partially offset by the corporate income taxes of TIR-PUC and Brown-PUC, the income taxes related to our Canadian operations, and any applicable state income and franchise taxes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

7.  Equity Compensation

Our General Partner adopted a long-term incentive plan (“LTIP”) that authorized the issuance of up to 1,182,600 common units.  Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP.  The fair value of the awards issued is determined based on the quoted market value of the publicly-traded common units at each grant date, adjusted for an estimated forfeiture rate and other discounts attributable to the awarded units.  Compensation expense is amortized over the vesting period of the grant. For the nine months ended September 30, 2016 and 2015, compensation expense of $0.7 million and $0.8 million, respectively, was recorded under the LTIP.  The following table sets forth the LTIP Unit activity for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015

		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit

Units at January 1	361,698	$14.30	158,353	$18.11
Units granted	336,847	6.34	222,755	10.27
Units vested and issued	(34,023)	(10.33)	(7,467)	(19.72)
Units forfeited	(62,951)	(10.93)	(19,498)	(16.92)
Units at September 30	601,571	10.42	354,143	13.21

Outstanding Units issued to directors vest ratably over a three-year period from the date of grant.  Units granted to employees vest over either a five-year, three-year or eighteen-month period from the date of grant. For the five year awards, one third vests at the end of the third year, one third at the end of the fourth year, and one third at the end of the fifth year. The eighteen-month awards vest 100% at the end of the vesting period. Some awards vest in full upon the occurrence of certain events as defined in the LTIP agreement.

Certain phantom profits interest units issued under a previous LTIP were exchanged for 44,250 Units under the Partnership’s LTIP. Vesting under all of the exchanged awards was retroactive to the initial grant date. The awards are considered for all purposes to have been granted under the Partnership’s LTIP. Certain profits interest units previously issued were converted into 44,451 subordinated units of the Partnership outside of the LTIP.  Vesting for the subordinated units is retroactive to the initial grant date.  Compensation expense associated with these subordinated units was $0.1 million for the nine months ended September 30, 2016 and 2015.

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

Omnibus Agreement and Other Support from Holdings

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly-traded partnership.  For the three and nine months ended September 30, 2016, Holdings has provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee.  The waiving of the administrative fee will likely continue through the end of 2016 or such earlier time that our business results improve, as determined by Holdings;

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

The amount charged by Holdings under the Omnibus Agreement for the three and nine months ended September 30, 2015 was $1.0 million and $3.0 million, respectively. These amounts are reflected in general and administrative in the Unaudited Condensed Consolidated Statements of Operations. Holdings has also provided the Partnership with temporary financial support during 2016. There were no payments made under the omnibus agreement for the three and nine months ended September 30, 2016.

To the extent that Holdings incurs expenses on behalf of the Partnership in excess of administrative expense amounts paid under the omnibus agreement, the excess is allocated to the Partnership as non-cash allocated costs. The non-cash allocated amounts are reflected as general and administrative expenses in the Unaudited Condensed Consolidated Statement of Operations and as a contribution attributable to general partner in the Unaudited Condensed Consolidated Statement of Owners’ Equity. These costs are included as a component of net loss attributable to general partner in the Unaudited Condensed Consolidated Statements of Operations. Non-cash allocated costs reflected in the Partnership’s financial statements were $0.9 million and $2.9 million, respectively, for the three and nine month periods ended September 30, 2016. Non-cash allocated expenses were $0.2 million for the nine month period ended September 30, 2015.

In addition to funding certain general and administrative expenses on our behalf, Holdings provided the Partnership with additional temporary financial support by contributing $0.5 million in the third quarter of 2016, and a total of $2.5 million for the nine months ended September 30, 2016 in cash, as a reimbursement of certain expenditures incurred by the Partnership. These payments are reflected as a contribution attributable to general partner in the Unaudited Condensed Consolidated Statement of Owners’ Equity and as a component of the net loss attributable to the general partner in the Unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2016.

Total support from Holdings attributable to non-cash allocated expenses and the reimbursement of certain expenditures was $1.4 million and $5.4 million, respectively, for the three- and nine-month periods ended September 30, 2016 and $0.2 million for the nine-month period ended September 30, 2015.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Other Related Party Transactions

A former board member had ownership interests in entities with which the Partnership transacts business – Creek Energy Services, LLC (“Creek,” formerly Rud Transportation, LLC) and SBG Pipeline SW 3903, LLC (“3903”).  The Partnership has no ownership interest in either of these entities.  Total revenue recognized by the Partnership from Creek while it was considered a related party was $0.2 million for the three months ended September 30, 2015 and $0.1 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.  Accounts receivable from Creek was $0.1 million at December 31, 2015 and is included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets. Total revenue recognized by the Partnership from 3903 while it was considered a related party was $0.5 million for the nine months ended September 30, 2015 prior to the sale of the ownership interest to an unrelated third party effective June 30, 2015. CES LLC outsources staffing and payroll services to an unconsolidated affiliated entity, Cypress Energy Management – Bakken Operations, LLC (“CEM-BO”). CEM-BO was owned 49% by SBG Energy. Effective June 1, 2015, Holdings acquired the 49% ownership interest of CEM-BO and now owns 100% of CEM-BO. Total employee related costs paid to CEM-BO was $1.2 million for the nine months ended September 30, 2015.

The Partnership provides management services to a 25% owned investee company, Alati Arnegard, LLC (“Arnegard”).  Management fee revenue earned from Arnegard totaled $0.1 million for the three months and $0.4 million for the nine months ended September 30, 2016, respectively, and $0.2 million for the three months and $0.5 million for the nine months ended September 30, 2015, respectively.  Accounts receivable from Arnegard were $0.1 million at September 30, 2016 and December 31, 2015, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

9.  Earnings per Unit and Cash Distributions

Net income (loss) per unit applicable to limited partners (including subordinated unitholders) is computed by dividing net income (loss) attributable to limited partners, after deducting the General Partner’s incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units.  Diluted net income (loss) per common unit includes the dilutive impact of unvested units granted under the LTIP.  Our net income (loss) attributable to limited partners is allocated to the common and subordinated unitholders in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions and other adjustments, if any, to our General Partner, pursuant to our partnership agreement.  See Note 8 for a description of net loss attributable to general partner. The excess or shortfall of earnings relative to distributions is allocated to the limited partners based on their respective ownership percentages.  Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income (loss) per unit.  The following table outlines the weighted-average number of shares outstanding for the three and nine months ended September 30, 2016 and 2015:

Weighted Average Number of Units Outstanding
	Common Units	Subordinated Units	Total Units
Three Months Ended:
September 30, 2016	5,939,158	5,913,000	11,852,158
September 30, 2015	5,920,467	5,913,000	11,833,467

Nine Months Ended:
September 30, 2016	5,930,718	5,913,000	11,843,718
September 30, 2015	5,917,981	5,913,000	11,830,981

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Our partnership agreement calls for minimum quarterly cash distributions.  The following table summarizes the cash distributions declared by the Partnership since our IPO.  There were no cash distributions declared or paid prior to these distributions. The Partnership currently anticipates that it will come out of subordination on the day after the February 2017 cash distribution, as long as the February 2017 cash distribution is at least $0.3875 per Unit – the minimum quarterly distribution amount defined in the partnership agreement and other requirements associated with the termination of the subordination period provided in the partnership agreement are met.

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016 (c)	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

Total Distributions (through November 14, 2016 since IPO)	$4.355950	$51,554	$32,994

(a)	Approximately 64.4% of the Partnership's outstanding units at September 30, 2016 are held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Third quarter 2016 distribution was declared and will be paid in the fourth quarter of 2016.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.  Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations which are secured with short-term security deposits of $0.5 million at September 30, 2016 and December 31, 2015, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

The Partnership has employment agreements with certain of its executives.  The executive employment agreements are effective for a term of two-to-five years from the commencement date, after which time they will continue on an “at-will” basis.  These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors.  Certain agreements provide for severance payments in the event of specified termination of employment.  At September 30, 2016 and December 31, 2015, the aggregate commitment for future compensation and severance was approximately $1.1 million and $1.4 million, respectively.

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

Management Service Contracts

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements. Principals of two of these management services contract customers (under common control) approached the Partnership about selling their interest in the managed SWD facilities to the Partnership. Due to a number of factors, including the depressed energy economy and the proposed asking price for these facilities, the Partnership was unwilling to enter into a purchase agreement for the facilities. Subsequently, in May 2015, the Partnership was notified by these principals that they were terminating the management contracts related to these two facilities. While management of the Partnership believes that the parties do not have the right to terminate the agreements pursuant to the terms of the agreements, the termination of these agreements has resulted in a reduction of management fee revenue and corresponding labor costs associated with staffing the facilities. Management fee revenues related to these contracts totaled $0.3 million for the nine month period ended September 30, 2015. The Partnership did not record any revenue related to these contracts during the nine months ended September 30, 2016. The Partnership has commenced litigation and settlement discussions regarding the improper termination of the agreements. (See Legal Proceedings)

Legal Proceedings

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

Internal Revenue Service Audits

In January 2016, the Partnership received notices from the Internal Revenue Service (“IRS”) that conveyed its intent to audit the consolidated income tax return of TIR Inc. for the 2012 tax year and audit payroll and payroll tax filings of TIR Inc. for the 2013 tax year. Currently, the IRS is analyzing provided information in order to complete their audit procedures. To date, the Partnership has not been informed of any potential adjustments related to these audits and has received a preliminary no-change letter from the IRS related to the 2013 payroll audit. Based on the terms of the Partnership’s omnibus agreement with Holdings, Holdings would indemnify the Partnership for certain liabilities (including income tax liabilities) associated with the operation of assets that occurred prior to the closing of our IPO should any liabilities arise as a result of these audits. Because of this, the Partnership believes that the possibility of incurring material losses as a result of these IRS audits is remote.

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

PIS – This segment represents our pipeline inspection services operations.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics, including centralized management and processing.  This segment provides independent inspection services to various energy, public utility, and pipeline companies.  The inspectors in this segment perform a variety of inspection services on midstream pipelines, gathering systems, and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

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

W&ES – This segment includes the operations of ten SWD facilities (two of which are available by appointment only), fees related to the management of third party SWD facilities, as well as an equity ownership in one managed facility.  We aggregate these operating entities for reporting purposes as they have similar economic characteristics and have centralized management and processing.  Segment results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per-barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

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

	PIS	IS	W&ES	Other		Total
	(in thousands)

Three months ended September 30, 2016

Revenue	$75,313	$4,525	$1,968	$-		$81,806
Costs of services	67,579	3,558	743	-		71,880
Gross margin	7,734	967	1,225	-		9,926
General and administrative	2,920	514	462	1,160	(a)	5,056
Depreciation, amortization and accretion	608	157	449	-		1,214
Impairments	-	-	-	-		-
Operating income (loss)	$4,206	$296	$314	$(1,160)		3,656
Interest expense, net						(1,641)
Other, net						210
Net income before income tax expense						$2,225

Three months ended September 30, 2015

Revenue	$87,757	$5,173	$3,478	$-		$96,408
Costs of services	79,205	3,643	1,459	-		84,307
Gross margin	8,552	1,530	2,019	-		12,101
General and administrative	4,140	913	792	179		6,024
Depreciation, amortization and accretion	630	157	694			1,481
Impairments	-	-	5,567	-		5,567
Operating income (loss)	$3,782	$460	$(5,034)	$(179)		(971)
Interest expense, net						(1,623)
Other, net						1,043
Net loss before income tax expense						$(1,551)

(a)	Amount includes $0.9 million of administrative charges under the omnibus agreement previously charged to the PIS and W&ES segments

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS	IS	W&ES	Other		Total
	(in thousands)

Nine months ended September 30, 2016

Revenue	$209,632	$11,329	$6,630	$-		$227,591
Costs of services	189,788	9,668	3,084	-		202,540
Gross margin	19,844	1,661	3,546	-		25,051
General and administrative	9,439	2,388	1,501	3,477	(a)	16,805
Depreciation, amortization and accretion	1,834	502	1,349	-		3,685
Impairments	-	8,411	2,119	-		10,530
Operating income (loss)	$8,571	$(9,640)	$(1,423)	$(3,477)		(5,969)
Interest expense, net						(4,878)
Other, net						257
Net loss before income tax expense						$(10,590)

Nine months ended September 30, 2015

Revenue	$261,072	$8,651	$11,704	$-		$281,427
Costs of services	236,680	6,437	4,897	-		248,014
Gross margin	24,392	2,214	6,807	-		33,413
General and administrative	12,721	1,476	2,522	634		17,353
Depreciation, amortization and accretion	1,884	262	1,967	-		4,113
Impairments	-	-	5,567	-		5,567
Operating income (loss)	$9,787	$476	$(3,249)	$(634)		6,380
Interest expense, net						(4,070)
Other, net						1,106
Net income before income tax expense						$3,416

(a) Amount includes $2.9 million of administrative charges under the omnibus agreement previously charged to the PIS and W&ES segments.

Total Assets

September 30, 2016	$123,100	$13,145	$35,096	$733		$172,074

December 31, 2015 (as adjusted)	$130,623	$23,097	$38,418	$(1,256)		$190,882

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

12. Condensed Consolidating Financial Information

The following financial information reflects consolidating financial information of the Partnership and its wholly-owned guarantor subsidiaries and non-guarantor subsidiaries for the periods indicated. The information is presented in accordance with the requirements of Rule 3-10 of the SEC’s Regulation S-X. The financial information may not necessarily be indicative of financial position, results of operations, or cash flows had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities. The Partnership has not presented separate financial and narrative information for each of the guarantor subsidiaries or non-guarantor subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the financial condition of the guarantor subsidiaries and non-guarantor subsidiaries. The Partnership anticipates issuing debt securities that will be fully and unconditionally guaranteed by the guarantor subsidiaries. These debt securities will be jointly and severally guaranteed by the guarantor subsidiaries. There are no restrictions on the Partnership’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.

The presentation of our Condensed Consolidating Balance Sheet as of December 31, 2015, our Condensed Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015, and our Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015 have been updated to reflect adjustments between the Guarantors and Eliminations. These adjustments have (i) reduced the Guarantors’ notes receivable – affiliates and total partners’ capital and the Parent’s investment in the Guarantors and the total partners’ capital by $1.0 million with the offset to Eliminations on the Condensed Consolidating Balance Sheet; (ii) reduced the Guarantors’ comprehensive income by $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2015, respectively, with the offset to Eliminations on the Condensed Consolidating Statement of Comprehensive Income (Loss); and (iii) adjusted various offsetting items in working capital for the Guarantors and Eliminations in the Condensed Consolidating Statement of Cash Flows. These changes have had no impact on the consolidated results as previously reported.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

As of September 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$695	$20,623	$3,585	$-	$24,903
Trade accounts receivable, net	-	34,531	10,818	(1,880)	43,469
Accounts receivable - affiliates	-	8,002	-	(8,002)	-
Prepaid expenses and other	38	1,175	70	-	1,283
Total current assets	733	64,331	14,473	(9,882)	69,655
Property and equipment:
Property and equipment, at cost	-	19,031	3,099	-	22,130
Less: Accumulated depreciation	-	6,272	885	-	7,157
Total property and equipment, net	-	12,759	2,214	-	14,973
Intangible assets, net	-	24,439	5,939	-	30,378
Goodwill	-	53,913	3,019	-	56,932
Investment in subsidiaries	26,280	(331)	-	(25,949)	-
Notes receivable - affiliates	-	14,534	-	(14,534)	-
Other assets	-	126	10	-	136
Total assets	$27,013	$169,771	$25,655	$(50,365)	$172,074

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
Accounts payable	$-	$2,271	$1,878	$(1,596)	$2,553
Accounts payable - affiliates	4,034	-	5,253	(8,002)	1,285
Accrued payroll and other	-	9,404	1,331	(285)	10,450
Income taxes payable	-	267	(3)	-	264
Total current liabilities	4,034	11,942	8,459	(9,883)	14,552
Long-term debt	(1,345)	131,400	5,500	-	135,555
Notes payable - affiliates	-	-	14,534	(14,534)	-
Deferred tax liabilities	-	13	336	-	349
Asset retirement obligations	-	139	-	-	139
Total liabilities	2,689	143,494	28,829	(24,417)	150,595

Commitments and contingencies - Note 10

Owners' equity:
Total partners' capital	19,664	21,617	(3,174)	(21,288)	16,819
Non-controlling interests	4,660	4,660	-	(4,660)	4,660
Total owners' equity	24,324	26,277	(3,174)	(25,948)	21,479
Total liabilities and owners' equity	$27,013	$169,771	$25,655	$(50,365)	$172,074

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$-	$67,408	$18,540	$(4,142)	$81,806
Costs of services	-	59,156	16,866	(4,142)	71,880
Gross margin	-	8,252	1,674	-	9,926

Operating costs and expenses:
General and administrative	1,161	2,905	990	-	5,056
Depreciation, amortization and accretion	-	1,029	185	-	1,214
Impairments	-	-	-	-	-
Operating (loss)	(1,161)	4,318	499	-	3,656

Other income (expense):
Equity earnings (loss) in subsidiaries	3,205	165	-	(3,370)	-
Interest expense, net	(224)	(1,226)	(191)	-	(1,641)
Other, net	-	205	5	-	210
Net income (loss) before income tax expense	1,820	3,462	313	(3,370)	2,225
Income tax expense	-	176	51	-	227
Net income (loss)	1,820	3,286	262	(3,370)	1,998

Net income attributable to non-controlling interests	-	81	-	-	81
Net income (loss) attributable to controlling interests	1,820	3,205	262	(3,370)	1,917

Net (loss) attributable to general partner	(1,431)	-	-	-	(1,431)
Net income (loss) attributable to limited partners	$3,251	$3,205	$262	$(3,370)	$3,348

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$-	$84,609	$16,352	$(4,553)	$96,408
Costs of services	-	74,544	14,316	(4,553)	84,307
Gross margin	-	10,065	2,036	-	12,101

Operating costs and expense:
General and administrative	179	4,454	1,391	-	6,024
Depreciation, amortization and accretion	-	1,282	199	-	1,481
Impairments	-	5,567	-	-	5,567
Operating income (loss)	(179)	(1,238)	446	-	(971)

Other income (expense):
Equity earnings in subsidiaries	(1,277)	342	-	935	-
Interest expense, net	(214)	(1,200)	(209)	-	(1,623)
Other, net	-	1,038	5	-	1,043
Net income (loss) before income tax expense	(1,670)	(1,058)	242	935	(1,551)
Income tax expense	-	50	39	-	89
Net income (loss)	(1,670)	(1,108)	203	935	(1,640)

Net income attributable to non-controlling interests	-	169	-	-	169
Net income (loss) attributable to partners / controlling interests	$(1,670)	$(1,277)	$203	$935	$(1,809)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$-	$193,605	$44,734	$(10,748)	$227,591
Costs of services	-	171,844	41,444	(10,748)	202,540
Gross margin	-	21,761	3,290	-	25,051

Operating costs and expense:
General and administrative	3,478	9,601	3,726	-	16,805
Depreciation, amortization and accretion	-	3,099	586	-	3,685
Impairments	-	2,119	8,411	-	10,530
Operating (loss)	(3,478)	6,942	(9,433)	-	(5,969)

Other income (expense):
Equity earnings (loss) in subsidiaries	(1,889)	(9,999)	-	11,888	-
Interest expense, net	(664)	(3,607)	(607)	-	(4,878)
Other, net	-	243	14	-	257
Net income (loss) before income tax expense	(6,031)	(6,421)	(10,026)	11,888	(10,590)
Income tax expense	-	366	23	-	389
Net income (loss)	(6,031)	(6,787)	(10,049)	11,888	(10,979)

Net (loss) attributable to non-controlling interests	-	(4,898)	-	-	(4,898)
Net income (loss) attributable to controlling interests	(6,031)	(1,889)	(10,049)	11,888	(6,081)

Net (loss) attributable to general partner	(5,366)	-	-	-	(5,366)
Net income (loss) attributable to limited partners	$(665)	$(1,889)	$(10,049)	$11,888	$(715)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$-	$251,876	$37,841	$(8,290)	$281,427
Costs of services	-	222,326	33,978	(8,290)	248,014
Gross margin	-	29,550	3,863	-	33,413

Operating costs and expense:
General and administrative	634	13,867	2,852	-	17,353
Depreciation, amortization and accretion	-	3,718	395	-	4,113
Impairments	-	5,567	-	-	5,567
Operating income (loss)	(634)	6,398	616	-	6,380

Other income (expense):
Equity earnings in subsidiaries	4,463	317	-	(4,780)	-
Interest expense, net	(688)	(2,946)	(436)	-	(4,070)
Other, net	-	1,091	15	-	1,106
Net income (loss) before income tax expense	3,141	4,860	195	(4,780)	3,416
Income tax expense	-	308	63	-	371
Net income (loss)	3,141	4,552	132	(4,780)	3,045

Net income attributable to non-controlling interests	143	89	-	27	259
Net income (loss) attributable to partners / controlling interests	$2,998	$4,463	$132	$(4,807)	$2,786

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$1,820	$3,286	$262	$(3,370)	$1,998
Other comprehensive income -			-
Foreign currency translation	-	(109)	38	-	(71)
			-
Comprehensive income (loss)	$1,820	$3,177	$300	$(3,370)	$1,927

Comprehensive income attributable to non-controlling interests	-	81	-	-	81
Comprehensive (loss) attributable to general partner	(1,431)	-	-	-	(1,431)
Comprehensive income (loss) attributable to controlling interests	$3,251	$3,096	$300	$(3,370)	$3,277

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(1,670)	$(1,108)	$203	$935	$(1,640)
Other comprehensive income -			-
Foreign currency translation	-	(207)	(447)	-	(654)
			-
Comprehensive income (loss)	$(1,670)	$(1,315)	$(244)	$935	$(2,294)

Comprehensive (loss) attributable to non-controlling interests	-	169	-	-	169
Comprehensive income (loss) attributable to controlling interests	$(1,670)	$(1,484)	$(244)	$935	$(2,463)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(6,031)	$(6,787)	$(10,049)	$11,888	$(10,979)
Other comprehensive income -			-
Foreign currency translation	-	82	433	-	515
			-
Comprehensive income (loss)	$(6,031)	$(6,705)	$(9,616)	$11,888	$(10,464)

Comprehensive (loss) attributable to non-controlling interests	-	(4,898)	-	-	(4,898)
Comprehensive (loss) attributable to general partner	(5,366)	-	-	-	(5,366)
Comprehensive income (loss) attributable to controlling interests	$(665)	$(1,807)	$(9,616)	$11,888	$(200)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$3,141	$4,552	$132	$(4,780)	$3,045
Other comprehensive income -			-
Foreign currency translation	-	(464)	(938)	-	(1,402)
			-
Comprehensive income (loss)	$3,141	$4,088	$(806)	$(4,780)	$1,643

Comprehensive (loss) attributable to non-controlling interests	143	89	-	(430)	(198)
Comprehensive income (loss) attributable to controlling interests	$2,998	$3,999	$(806)	$(4,350)	$1,841

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(6,031)	$(6,787)	$(10,049)	$11,888	$(10,979)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	3,379	975	-	4,354
Impairments	-	2,119	8,411	-	10,530
Gain (loss) on asset disposal	-	-	(2)	-	(2)
Interest expense from debt issuance cost amortization	426	-	-	-	426
Equity-based compensation expense	829	-	-	-	829
Equity in earnings of investee	-	(234)	-	-	(234)
Distributions from investee	-	138	-	-	138
Equity earnings in subsidiaries	1,889	9,999	-	(11,888)	-
Deferred tax benefit, net	-	(30)	(9)	-	(39)
Non-cash allocated expenses	2,866	-	-	-	2,866
Changes in assets and liabilities:
Trade accounts receivable	-	5,498	(2,326)	1,827	4,999
Receivables from affiliates	-	(2,401)	-	2,401	-
Prepaid expenses and other	(36)	(101)	217	973	1,053
Accounts payable and accrued payroll and other	2,791	3,435	2,812	(5,236)	3,802
Income taxes payable	-	(118)	(1)	35	(84)
Net cash provided by (used in) operating activities	2,734	14,897	28	-	17,659

Investing activities:
Proceeds from fixed asset disposals	-	-	3	-	3
Purchases of property and equipment	-	(687)	(245)	-	(932)
Net cash used in investing activities	-	(687)	(242)	-	(929)

Financing activities:
Repayments of long-term debt	-	(4,000)	-	-	(4,000)
Taxes paid related to net share settlement of equity-based compensation	(100)	-	-	-	(100)
Contributions from general partner	2,500	-	-	-	2,500
Distributions from subsidiaries	9,622	(9,239)	(383)	-	-
Distributions to limited partners	(14,439)	-	-	-	(14,439)
Distributions to non-controlling members	-	-	(415)	-	(415)
Net cash provided by (used in) financing activities	(2,417)	(13,239)	(798)	-	(16,454)

Effects of exchange rates on cash	-	82	395	-	477

Net increase (decrease) in cash and cash equivalents	317	1,053	(617)	-	753
Cash and cash equivalents, beginning of period	378	19,570	4,202	-	24,150
Cash and cash equivalents, end of period	$695	$20,623	$3,585	$-	$24,903

Non-cash items:
Accrued capital expenditures	$-	12	$64	$-	$76

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$3,141	$4,552	$132	$(4,780)	$3,045
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	-	3,909	584	-	4,493
Impairments	-	5,567	-	-	5,567
Loss on asset disposals	-	-	(1)	-	(1)
Interest expense from debt issuance cost amortization	408	-	-	-	408
Equity-based compensation expense	828	-	-	-	828
Equity in earnings of investee	-	(81)	-	-	(81)
Distributions from investee	-	50	-	-	50
Equity earnings in subsidiaries	(4,463)	(317)	-	4,780	-
Deferred tax benefit, net	-	13	(71)	-	(58)
Non-cash allocated expenses	183	-	-	-	183
Changes in assets and liabilities:
Trade accounts receivable	-	1,801	(1,658)	626	769
Receivables from affiliates	22	4,280	-	(4,302)	-
Prepaid expenses and other	-	(330)	(186)	38	(478)
Accounts payable and accrued payroll and other	313	7,710	(3,065)	3,677	8,635
Income taxes payable	-	(89)	(39)	(39)	(167)
Net cash provided by (used in) operating activities	432	27,065	(4,304)	-	23,193

Investing activities:
Proceeds from disposals of property and equipment	-	2	-	-	2
Cash paid for acquisition of 49.9% interest in the TIR Entities	-	(52,588)	-	-	(52,588)
Cash paid for acquisition of 51% of Brown Integrity, LLC, net of cash acquired of $175	-	(10,436)	-	-	(10,436)
Purchases of property and equipment	-	(1,570)	(81)	-	(1,651)
Net cash (used in) investing activities	-	(64,592)	(81)	-	(64,673)

Financing activities:
Advances on long-term debt	-	63,300	5,500	-	68,800
Repayments of long-term debt	-	(5,500)	-	-	(5,500)
Distributions from subsidiaries	13,079	(13,079)	-	-	-
Distributions to limited partners	(14,423)	-	-	-	(14,423)
Distributions to non-controlling members	-	(1,567)	-	-	(1,567)
Net cash provided by (used in) financing activities	(1,344)	43,154	5,500	-	47,310

Effects of exchange rates on cash	-	(463)	(447)	-	(910)

Net increase (decrease) in cash and cash equivalents	(912)	5,164	668	-	4,920
Cash and cash equivalents, beginning of period	982	16,598	3,177	-	20,757
Cash and cash equivalents, end of period	$70	$21,762	$3,845	$-	$25,677

Non-cash items:
Accrued capital expenditures	$-	-	$-	$-	$-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs, and expected performance.  The forward-looking statements are dependent upon events, risks, and uncertainties that may be outside our control, including, among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

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

Ownership

As of September 30, 2016, Holdings indirectly owns approximately 58.7% of the Partnership, while affiliates of Holdings own approximately 5.7% of the Partnership, for a total ownership percentage of the Partnership of approximately 64.4% by Holdings and its affiliates. Affiliates of Holdings also own 100% of the General Partner and the incentive distribution rights.

Omnibus Agreement

 We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●

our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses.  This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. Holdings has provided temporary sponsor support to the Partnership by waiving payment of the $1.0 million quarterly administrative fee for the nine months ended September 30, 2016.  The waiving of the administrative fee will likely continue through the end of 2016 or such earlier time that our business results improve, as determined by Holdings;

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

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner.  If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms.  We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the Conflicts Committee of the Board of Directors.

Pipeline Inspection Services

We generate revenue in the PIS segment primarily by providing inspection services on midstream pipelines, gathering systems, and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project, and the duration of the project.  The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems, and distribution systems, and the legal and regulatory requirements relating to the inspection and maintenance of those assets.  We charge our customers on a per-project basis, including per diem charges, mileage, and other reimbursement items.

Integrity Services

We generate revenue in our IS segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies of newly-constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed-bid basis depending on the size and length of the pipeline being inspected, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project.

Water and Environmental Services

We generate revenue in the W&ES segment primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities.  Our results in W&ES are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for our services.  These fees are charged on a per-barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.  We also generate revenue managing SWD facilities for a fee.  Revenues in this segment are recognized when we take delivery and collectability of fees is reasonably assured.

The volumes of saltwater disposed at our SWD facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from the wells located near our facilities.  Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas, and natural gas liquids (“NGLs”), the cost to drill and operate a well, the availability and cost of capital, and environmental and governmental regulations.  We generally expect the level of drilling to positively correlate with long-term trends in prices of oil, natural gas, and NGLs.  Similarly, oil and natural gas production levels nationally and regionally generally tend to positively correlate with drilling activity.

We also generate revenues from the sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source, and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

Overall

Our 2016 third quarter operating performance sequentially improved in each of the Partnership’s segments compared to the second quarter of 2016. Fortunately, the Partnership’s businesses do not require substantial capital expenditures. We finished the quarter with a strong balance sheet and $24.9 million of cash and continue to have ample liquidity under our credit facility. We believe these improvements are reflecting the benefits of cost-cutting measures implemented earlier in the year.

Our sponsor and its affiliates are aligned with our common unitholders, with an approximate 64.4% total ownership interest in us. Because of this ownership relationship, Holdings contributed an additional $0.5 million in temporary cash support during the quarter ended September 30, 2016 to the Partnership for the reimbursement of certain Partnership operating expenses, and continued its temporary relief this quarter of the $1.0 million administrative fee that would otherwise have been paid to our sponsor pursuant to the Omnibus Agreement. Consistent with the Omnibus Agreement relief provided last quarter, this additional temporary relief from Holdings did not require any additional consideration from the Partnership itself. Some form of temporary relief of the administrative fee paid to Holdings pursuant to the Omnibus Agreement will likely continue through the end of 2016. Holdings has not committed to support the Partnership beyond 2016 regardless of whether the energy industry rebounds or not. If the Partnership’s fundamental performance does not continue on the positive trend that was realized this past quarter, the Board will re-evaluate the Partnership’s distribution policy early in 2017. The Partnership wil continue to take necessary actions to remain compliant with its credit facilities.

The Partnership continues to evaluate acquisition opportunities and potentially, with the assistance of Holdings, would be poised to acquire attractive assets that may be larger than what the Partnership could currently independently acquire, with plans to offer those assets to the Partnership as drop down opportunities in the future. Currently, the Partnership is not evaluating any opportunities that would materially dilute the Partnership’s equity. Our Pipeline Inspection and Integrity Services businesses, which now represent approximately 97% of our current year revenue, are federally mandated essential services to protect our nation’s critical energy infrastructure, and over 90% of our revenue is generated from investment grade customers. We continue to work hard in the effort to acquire new customers and business that would benefit us over time.

The U.S. Department of Transportation's Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has issued proposed gas pipeline safety regulations revising current pipeline safety regulations for onshore gas transmission and gathering pipelines. The proposal would broaden the scope of monitoring, testing and repairing pipes, as well as the types of assets subject to protocols. If passed, this would likely require integrity management, material documentation verification, as well as maximum allowable operating pressure verification for pipes in these areas. These new proposed rules could materially benefit our PIS and IS businesses if enacted.

Pipeline Inspection Services

Subsequent to the end of the third quarter of 2016, our average weekly inspector headcounts have increased, with October average headcounts approximating 1,226. We have also seen technician headcount growth in our non-destructive examination service offering, which provides stronger margins than our typical inspection business. The non-destructive examination services accounted for approximately 10% of the segment’s operating income in the third quarter, with only 1.6% of the segment’s headcount. We also continue to renew several sizeable existing contracts and continue bidding on some major new contracts.  In addition, several major awarded projects have been delayed for a variety of reasons, including permitting.

Integrity Services

Our 2016 third quarter Integrity Services business results improved with average utilization rates exceeding 80% for the quarter. Our October operating results remain solid, but projected revenues soften as we enter the holiday season, although we continue to bid on a substantial amount of work.

Water and Environmental Services

Approximately 90% of the total water volumes in the third quarter came from produced water, and piped water represented approximately 45% of total water volumes. When commodity prices improve and drilling activity increases, we expect to have significant operating leverage with our improved cost structure and minimal maintenance capital expenditure requirements as anticipated volumes increase. An estimated 538 drilled and uncompleted wells (“DUC’s”) exist within a 15 mile radius of our facilities (389 in North Dakota and 149 in Texas). As prices improve, we expect to benefit from the completion of these DUC’s.

We continue to work collaboratively with our customers to help them address the volatility in commodity prices and their need to reduce operating expenses until prices stabilize. We also continue to carefully evaluate market pricing on a facility-by-facility basis. In response to these conditions, two of our locations are open on an appointment only basis. We have deployed additional automation technology at each of our remaining facilities. These cost savings steps, in addition to others implemented to right-size our costs related to the Water and Environmental Services business, have allowed us to recognize approximately $1.5 million in annualized cost savings.

Results of Operations

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

●

The quarterly administrative fee assessed by Holdings to the Partnership pursuant to the Omnibus Agreement has been temporarily waived by Holdings during each of the first three quarters of 2016.  In addition, the General Partner has provided an additional $2.5 million of temporary cash support to the Partnership in 2016 ($2.0 million in the second quarter and $0.5 million in the third quarter).  As a result, the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 reflect a net (loss) attributable to general partner related to the waived administrative fee and the cash support.

●

Depreciation expense is not comparable from year to year as the Partnership recorded impairment of long-lived assets of $6.6 million in 2015 ($5.6 million in the third quarter and $1.0 fourth quarter), thus reducing the depreciable cost base of property and equipment.  The Partnership also recorded impairments in property and equipment of $2.1 million in the second quarter of 2016, further decreasing the depreciable cost base of property and equipment. The Partnership also recognized impairments of goodwill of $8.4 million in the second quarter of 2016.

●

The Partnership has historically provided management services for non-owned SWD facilities under contractual arrangements.  In May 2015, the Partnership was notified by principals of two of our management services customers (under common ownership) that they were terminating the management contracts.  The management contracts did not have termination rights and the Partnership is pursuing its legal remedies.  Revenues (and the costs related to these revenues) that were included in the Unaudited Condensed Consolidated Financial Statements related to these contractual arrangements for the three and nine months ended September 30, 2015 have not been included in the Unaudited Condensed Consolidated Financial Statements after the customer’s termination of the contract.

●

Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business.  The Unaudited Condensed Consolidated Financial Statements will include Brown in the IS segment from the acquisition date forward, including a 49% non-controlling interest.

●

Effective February 1, 2015, the Partnership acquired from affiliated parties the remaining 49.9% non-controlling ownership interest of the TIR Entities not previously owned by the Partnership.  Accordingly, the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 reflect a non-controlling interest of 49.9% of the TIR Entities from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the non-controlling interests in both periods).

Consolidated Results of Operations

The following table summarizes our historical Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Revenues	$81,806	$96,408	$227,591	$281,427
Costs of services	71,880	84,307	202,540	248,014
Gross margin	9,926	12,101	25,051	33,413

Operating costs and expenses:
General and administrative - segment	3,896	5,845 (a)	13,328	16,719 (a)
General and administrative - corporate	1,160 (a)	179	3,477 (a)	634
Depreciation, amortization and accretion	1,214	1,481	3,685	4,113
Impairments	-	5,567	10,530	5,567
Operating income (loss)	3,656	(971)	(5,969)	6,380

Other (expense) income:
Interest expense, net	(1,641)	(1,623)	(4,878)	(4,070)
Other, net	210	1,043	257	1,106
Net income (loss) before income tax expense	2,225	(1,551)	(10,590)	3,416
Income tax expense	227	89	389	371
Net income (loss)	1,998	(1,640)	(10,979)	3,045

Net income (loss) attributable to non-controlling interests	81	169	(4,898)	259
Net income (loss) attributable to partners / controlling interests	1,917	(1,809)	(6,081)	2,786

Net (loss) attributable to general partner	(1,431)	-	(5,366)	(183)
Net income (loss) attributable to limited partners	$3,348	$(1,809)	$(715)	$2,969

(a)

For the three and nine months ended September 30, 2015, a $1.0 million administrative fee per quarter was paid to Holdings for providing certain partnership overhead services. For the three and nine months ended September 30, 2016, this quarterly $1.0 million administrative fee was waived by Holdings and actual costs for Partnership overhead services are reflected in general and administrative - corporate.

 See the detailed discussion of revenues, cost of services, gross margin, general and administrative expense, and depreciation, amortization and accretion by reportable segment below.  The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – segment. General and administrative-segment decreased $1.9 million and $3.4 million, respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. This is primarily due to our Sponsor's decision to temporarily waive the quarterly administrative fee of $1.0 million and cost cutting measures implemented by the Partnership beginning in the second quarter of 2016 in response to the continued depressed energy economy. The savings related to the waiver of the administrative fee by our Sponsor and the implemented cost cutting measures is partially offset by an increase of approximately $0.9 million in general and administrative expenses for the nine months ended September 30, 2016, attributable to the IS segment which was not acquired until May 2015.

General and administrative – corporate. General and administrative-corporate increased $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due to increased non-cash allocated expenses from our General Partner in 2016 related to actual costs for Partnership overhead services that were previously covered by the administrative fee.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased from 2015 to 2016 primarily due to an increase in average interest rates and changes in outstanding borrowings. The average interest rate on our borrowings has increased from 3.58% in the nine months ended September 30, 2015 to 4.08% in the nine months ended September 30, 2016. Average borrowings for the three months ended September 30, 2016 and 2015 were $136.9 million and $138.2 million, respectively. Average borrowings for the nine months ended September 30, 2016 and 2015 were $137.6 million and $126.1 million, respectively. This increase in average borrowings is primarily related to amounts borrowed to fund the $52.6 million February 2015 acquisition of the remaining 49.9% ownership interest in the TIR Entities and $10.4 million (net of cash acquired) in May 2015 to acquire a 51% ownership interest in Brown.  Rising interest rates continue to impact all companies with floating rate debt.

Income tax expense.   Income tax expense includes income taxes related to two taxable corporate subsidiaries in the United States and two taxable corporate subsidiaries in Canada in our PIS and IS segments, as well as business activity, gross margin, and franchise taxes incurred in certain states. The increase in income tax expense for the three and nine months ended September 30, 2016 primarily results from increased income and activity in one of our taxable corporate entities. This increase is partially offset by decreased overall income and revenues elsewhere in the Partnership and the corresponding reductions in federal, foreign and state income taxes and Texas franchise taxes.

Net income (loss) attributable to non-controlling interests.  Non-controlling interests primarily relate to the 49.9% interest in each of the TIR Entities within PIS owned by Holdings and its affiliates for one month in 2015 prior to the acquisition of this non-controlling interest on February 1, 2015, a 49% interest in CES LLC within W&ES, prior to the acquisition of its remaining 49% as of June 1, 2015, the 49% non-controlling ownership interest in Brown originating as of May 1, 2015, and a 51% non-controlling interest in CF Inspection Management, LLC.  The non-controlling interest holders of the TIR Entities within PIS were charged directly for certain financing expenses of the Partnership.  These charges are reflected as a direct reduction of their proportionate share of net income (loss).

Net loss attributable to general partner. Net loss attributable to the General Partner includes $0.5 million and $2.5 million of cash support provided by the General Partner in the three and nine month periods ending September 30, 2016, respectively, as well as allocated expenses related to the waiving of the administrative fee pursuant to the Omnibus Agreement. The $0.2 million reflected for the nine month period ended September 30, 2015 is comprised of allocated expenses in excess of the paid administrative fee pursuant to the Omnibus Agreement.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$75,313		$87,757		$(12,444)	(14.2)%
Costs of services	67,579		79,205		(11,626)	(14.7)%
Gross margin	7,734	10.3%	8,552	9.7%	(818)	(9.6)%

General and administrative	2,920	3.9%	4,140	4.7%	(1,220)	(29.5)%
Depreciation, amortization and accretion	608	0.8%	630	0.7%	(22)	(3.5)%
Operating income	$4,206	5.6%	$3,782	4.3%	$424	11.2%

Operating Data
Average number of inspectors	1,231		1,406		(175)	(12.4)%
Average revenue per inspector per week	$4,655		$4,749		$(94)	(2.0)%
Revenue variance due to number of inspectors					$(10,707)
Revenue variance due to average revenue per inspector					$(1,737)

Revenues. Revenues decreased approximately $12.4 million, primarily due to a decrease in the average number of inspectors and a decrease in the average weekly revenue generated by inspectors. The average inspector count fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. The average revenue per inspector per week has declined from period to period due primarily to pricing pressures exerted by our customers as they respond to the current sluggish energy economy. We have seen delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects are completed, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period, including reimbursable expenses associated with the inspectors (per diem, travel, and other expenses) and equipment costs. Costs of services declined approximately $11.6 million from 2015 to 2016, commensurate with the associated reduction in revenues.

Gross margin. Gross margin decreased $0.8 million from 2015 to 2016, primarily due to the changes in revenues and costs of services outlined above.  The gross margin percentage increased slightly, due primarily to increased activity in our non-destructive examination business that typically yields slightly higher margins.

General and administrative. General and administrative expenses declined $1.2 million from 2015 to 2016, primarily due to our sponsor's decision to waive the quarterly administrative fee and to cost cutting measures we have implemented.

Operating income. Operating income increased $0.4 million from 2015 to 2016, due primarily to the reduction in general and administrative expenses outlined above, partially offset by a reduction in gross margin.

The following table summarizes the operating results of the PIS segment for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$209,632		$261,072		$(51,440)	(19.7)%
Costs of services	189,788		236,680		(46,892)	(19.8)%
Gross margin	19,844	9.5%	24,392	9.3%	(4,548)	(18.6)%

General and administrative	9,439	4.5%	12,721	4.9%	(3,282)	(25.8)%
Depreciation, amortization and accretion	1,834	0.9%	1,884	0.7%	(50)	(2.7)%
Operating income	$8,571	4.1%	$9,787	3.7%	$(1,216)	(12.4)%

Operating Data
Average number of inspectors	1,165		1,412		(247)	(17.5)%
Average revenue per inspector per week	$4,597		$4,741		$(144)	(3.0)%
Revenue variance due to number of inspectors					$(43,514)
Revenue variance due to average revenue per inspector					$(7,926)

Revenues.  Revenues decreased approximately $51.4 million, primarily due to a decrease in the average number of inspectors and a decrease in the average weekly revenue generated by inspectors. The average inspector count fluctuates from quarter to quarter due to changes in customer spending budgets, project completions and new projects starting, among other factors. The average revenue per inspector per week has declined from period to period due primarily to pricing pressures exerted by our customers as they respond to the current sluggish energy economy. We continue to see delays in the start-up of new projects with our existing customers as a result of the downturn in the energy market. As existing projects complete, the delay in new projects negatively impacts our average number of inspectors in the field.

Costs of services. Costs of services are driven primarily by the payroll costs and other expenses associated with inspectors employed during the period, including reimbursable expenses associated with the inspectors (per diem, travel, and other expenses) and equipment costs. Costs of services declined approximately $46.9 million from 2015 to 2016, commensurate with the associated reduction in revenues.

Gross margin. Gross margin decreased $4.5 million, primarily related to the decline in revenues discussed above.  Gross margin, as a percentage of revenue, remained relatively consistent between periods.

General and administrative. General and administrative expenses declined $3.3 million from 2015 to 2016, primarily due to our sponsor's decision to waive the quarterly administrative fee and to cost cutting measures we have implemented.

Operating income. Operating income decreased $1.2 million from 2015 to 2016 due to the decrease in the gross margin, offset in part by the decrease in general and administrative expenses.

Integrity Services (IS)

The following table summarizes the results of the IS segment for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$4,525		$5,173		$(648)	(12.5)%
Costs of services	3,558		3,643		(85)	(2.3)%
Gross margin	967	21.4%	1,530	29.6%	(563)	(36.8)%

General and administrative	514	11.4%	913	17.6%	(399)	(43.7)%
Depreciation, amortization and accretion	157	3.5%	157	3.0%	-
Operating income	$296	6.5%	$460	8.9%	$(164)	(35.7)%

Operating Data
Average number of field personnel	25		35		(10)	(28.6)%
Average revenue per field personnel per week	$13,772		$11,246		$2,526	22.5%
Revenue variance due to number of field personnel					$(1,794)
Revenue variance due to average revenue per field personnel					$1,146

Revenue.   Revenues decreased approximately $0.6 million, primarily due to a decrease in the average number of field personnel, offset by an increase in the average weekly revenue generated by field personnel. Revenues continue to lag those in previous periods due to the continuing depressed energy economy.

Costs of services. Costs of services, which includes labor, equipment, supplies and other costs necessary to perform the contracted hydrostatic tests, decreased $0.1 million.

Gross margin.  The gross margin decreased $0.6 million from 2015 to 2016, primarily due to our decreased revenue activity, which is directly related to the depressed oil and gas economy.

General and administrative. General and administrative costs decreased $0.4 million from 2015 to 2016, primarily due to cost cutting measures implemented in 2016, including the closing of one office location.

Operating income. The decrease in operating income from period to period is primarily attributable to the reduction in gross margin, offset in part by reductions in general and administrative expenses.

The following table summarizes the results of the IS segment for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	% of Revenue	2015 (a)	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$11,329		$8,651		$2,678	31.0%
Costs of services	9,668		6,437		3,231	50.2%
Gross margin	1,661	14.7%	2,214	25.6%	(553)	(25.0)%

General and administrative	2,388	21.1%	1,476	17.1%	912	61.8%
Depreciation, amortization and accretion	502	4.4%	262	3.0%	240	91.6%
Impairments	8,411	74.2%	-	0.0%	8,411
Operating income (loss)	$(9,640)	(85.1)%	$476	5.5%	$(10,116)	(2125.2)%

Operating Data
Average number of field personnel	24		35		(11)	(31.4)%
Average revenue per field personnel per week	$12,059		$11,308		$751	6.6%
Revenue variance due to number of field personnel					$(5,180)
Revenue variance due to average revenue per field personnel					$1,021
Revenue variance due to period differences (see (a))					$6,837

(a)	Reflects activity for the segment for five months and nine months ended September 30, 2015 and 2016, respectively.

Revenue.   Revenues for the IS segment increased $2.7 million from 2015 to 2016 primarily due to the fact that the 2016 revenues include activity for nine months, whereas the 2015 revenues include activity for only five months (segment acquired May 1, 2015).

Costs of services. Costs of services also increased $3.2 million from 2015 to 2016 primarily due to the fact that the 2016 costs of services reflect activity for nine months, whereas the 2015 costs of services reflect activity for five months (segment acquired May 1, 2015).

Gross margin.  The gross margin as a percentage of revenue decreased from 2015 to 2016 due to pricing pressures as a direct result of the depressed energy economy.

General and administrative. General and administrative costs consist primarily of salaries and general office expenditures. The increase in general and administrative costs is primarily attributable to nine months of activity in 2016 as compared to five months of activity in 2015 (since the May 1, 2015 date of acquisition).

Impairments. Due to the continued depressed energy economy and its resulting impact on our IS segment, we recognized goodwill impairments of $8.4 million in the second quarter of 2016.

Operating income (loss). The decrease in operating income (loss) from period to period is primarily attributable to goodwill impairments recognized in the second quarter of 2016 and a sluggish energy economy.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$1,968		$3,478		$(1,510)	(43.4)%
Costs of services	743		1,459		(716)	(49.1)%
Gross margin	1,225	62.2%	2,019	58.1%	(794)	(39.3)%

General and administrative	462	23.5%	792	22.8%	(330)	(41.7)%
Depreciation, amortization and accretion	449	22.8%	694	20.0%	(245)	(35.3)%
Impairments	-	0.0%	5,567	160.1%	(5,567)	(100.0)%
Operating income (loss)	$314	16.0%	$(5,034)	(-144.7)%	$5,348	(106.2)%

Operating Data
Total barrels of saltwater disposed	2,937		4,745		(1,808)	(38.1)%
Average revenue per barrel disposed (a)	$0.67		$0.73		$(0.06)	(8.6)%
Revenue variance due to barrels disposed					$(1,325)
Revenue variance due to revenue per barrel					$(185)

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues.   The $1.5 million decrease in revenues is due to a $1.3 million decline related to the number of barrels of saltwater disposed and a $0.2 million decrease related to the average price per barrel disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues and lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as a continuing decline in oil prices from year to year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive pressures associated with the general economic downturn in the energy market.

Costs of services.  Costs of services decreased due primarily to $0.4 million lower employee-related costs and $0.2 million lower repair and maintenance costs. The lower employee costs are directly attributable to the cost cutting measures implemented by the Partnership beginning in the second quarter of 2016 in response to the continued depressed energy economy. Repairs and maintenance costs can fluctuate from period to period depending on numerous factors.

Gross margin.   The decrease in the gross margin is primarily due to decreased revenues, partially offset by decreased costs of services. The increase in gross margin percentage from 2015 to 2016 is mainly caused by the implementation of cost-cutting measures during 2016, including the temporary suspension of activity at two of our SWD facilities and investment in automation at other facilities, which reduced overall operating costs.

General and administrative expense. General and administrative expenses decreased from year to year due primarily to the reallocation of certain segment administrative charges pursuant to the Omnibus Agreement in 2015 that were reallocated to corporate general and administrative expenses in 2016, as well as implemented cost reduction measures discussed in previous quarters.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the third and fourth quarters of 2015 and the second quarter of 2016.

  Impairments. Impairment charges of $5.6 million were recorded in the third quarter of 2015 as a direct result of the continued depressed energy economy and its resulting impact on our W&ES segment.

Operating income (loss).   Segment operating income (loss) increased $5.3 million. This difference is primarily attributable to the $5.6 million impairment charge recorded in 2015.

The following table summarizes the operating results of the W&ES segment for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$6,630		$11,704		$(5,074)	(43.4)%
Costs of services	3,084		4,897		(1,813)	(37.0)%
Gross margin	3,546	53.5%	6,807	58.2%	(3,261)	(47.9)%

General and administrative	1,501	22.6%	2,522	21.5%	(1,021)	(40.5)%
Depreciation, amortization and accretion	1,349	20.3%	1,967	16.8%	(618)	(31.4)%
Impairments	2,119	32.0%	5,567	47.6%	(3,448)	(61.9)%
Operating loss	$(1,423)	(21.5)%	$(3,249)	(27.8)%	$1,826	(56.2)%

Operating Data
Total barrels of saltwater disposed	9,917		14,532		(4,615)	(31.8)%
Average revenue per barrel disposed (a)	$0.67		$0.81		$(0.14)	(17.0)%
Revenue variance due to barrels disposed					$(3,717)
Revenue variance due to revenue per barrel					$(1,357)

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues.   The $5.1 million decrease in revenues is due to a $3.7 million decline related to the number of barrels of saltwater disposed and a $1.4 million decrease related to the average price per barrel disposed. Average revenue per barrel disposed decreased primarily due to lower skim oil revenues and lower average pricing for our disposal services. The lower skim oil revenues are attributable to a decline in the number of barrels recovered and sold as well as a continuing decline in oil prices from year to year. The decline in oil barrels sold is impacted by reduced drilling activity in the areas in which we operate. The decline in prices for disposal services is also attributable to our decision to lower prices for disposal services in response to competitive pressures associated with the general economic downturn in the energy market.

Costs of services.   Costs of services declined due primarily to $0.8 million lower employee related costs, $0.7 million lower repairs and maintenance costs and $0.1 million lower utility costs. The lower employee costs are directly attributable to the cost cutting measures implemented by the Partnership beginning in the second quarter of 2016 in response to the continued depressed energy economy. Repairs and maintenance costs can fluctuate from period to period depending on numerous factors.

Gross margin.   The decrease in gross margin from 2015 to 2016 is mainly caused by decreased revenues, partially offset by decreased costs of services, both discussed above. The gross margin percentage also declined, due primarily to a reduction in the average revenue per barrel charged for barrels of saltwater disposed and a general reduction in revenues from period to period.

  General and administrative expense. General and administrative expenses decreased from year to year, due primarily to the reallocation of certain segment administrative charges pursuant to the Omnibus Agreement in 2015 that were reallocated to corporate general and administrative expenses in 2016 and cost reduction measures implemented in the second quarter of 2016.

Depreciation, amortization and accretion. The decline in depreciation, amortization and accretion is attributable to a reduction in the cost basis of our fixed assets associated with impairment charges recorded in the third and fourth quarters of 2015 and the second quarter of 2016.

   Impairments. Due to the continued depressed energy economy, and its resulting impact on our W&ES segment, property and equipment impairments of $2.1 million were recognized in the second quarter of 2016 and impairments of $5.6 million were recognized in the third quarter of 2015.

Operating loss.   The decrease in segment operating loss of $1.8 million is primarily a function of reduced impairment charges, lower general and administrative and depreciation, amortization and accretion expenses, partially offset by lower gross margins.

Non-GAAP Measures

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization and accretion expenses; income tax expense; impairments; non-cash allocated expenses, and equity based compensation expense.  We define Adjusted EBITDA attributable to limited partners as net income attributable to limited partners, plus interest expense attributable to limited partners, depreciation, amortization and accretion attributable to limited partners, impairments, income tax expense attributable to limited partners and equity based compensation attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners excluding cash interest paid, cash income taxes paid and maintenance capital expenditures. Adjusted EBITDA, adjusted EBITDA Attributable to limited partners and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of these non-GAAP measures provide useful information to investors in assessing our financial condition and results of operations.  The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow are net income (loss) and cash flow from operating activities, respectively. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures exclude some, but not all, items that affect the most directly comparable GAAP financial measure. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow should not be considered alternatives to net income (loss), income (loss) before income taxes, net income (loss) attributable limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

Because Adjusted EBITDA, Adjusted EBITDA attributable to limited Partners, and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow may not be comparable to a similarly titled measure of other companies, thereby diminishing their utility.

The following tables present a reconciliation of net income (loss) to Adjusted EBITDA to Distributable Cash Flow, a reconciliation of net income (loss) attributable to limited partners to Adjusted EBITDA attributable to limited partners and Distributable Cash Flow and a reconciliation of net cash provided by operating activities to Adjusted EBITDA to Distributable Cash Flow for each of the periods indicated.

Reconciliation of Net Income (Loss) to Adjusted EBITDA to Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2015 (b)	2016 (a)	2015 (b)
	(in thousands)

Net income (loss)	$1,998	$(1,640)	$(10,979)	$3,045
Add:
Interest expense	1,641	1,623	4,878	4,070
Depreciation, amortization and accretion	1,447	1,663	4,354	4,492
Impairments	-	5,567	10,530	5,567
Income tax expense	227	89	389	371
Non-cash allocated expenses	931	-	2,866	183
Equity based compensation	322	296	829	828
Adjusted EBITDA	$6,566	$7,598	$12,867	$18,556

Adjusted EBITDA attributable to general partner	(500)	-	(2,500)	-
Adjusted EBITDA attributable to non-controlling interests	294	379	(137)	966
Adjusted EBITDA attributable to limited partners / controlling interests	$6,772	$7,219	$15,504	$17,590

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,671	1,584	5,058	4,042
Distributable cash flow	$5,101	$5,635	$10,446	$13,548

(a)

The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Due to this, amounts for the nine months ended September 30, 2015 include Brown from this date forward. Amounts for the nine months ended September 30, 2016 include Brown for the entire period.

(b)

The Partnership acquired the remainder of the TIR Entities February 1, 2015. Adjusted EBITDA attributable to non-controlling interests for the nine months ended September 30, 2015 includes the activity of the TIR Entities through its acquisition date.

Reconciliation of Net Income (Loss) Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net income (loss) attributable to limited partners	$3,348	$(1,809)	$(715)	$2,969
Add:
Interest expense attributable to limited partners	1,578	1,561	4,690	3,765
Depreciation, amortization and accretion attributable to limited partners	1,306	1,532	3,921	4,144
Impairments attributable to limited partners	-	5,567	6,409	5,567
Income tax expense attributable to limited partners	218	72	370	317
Equity based compensation attributable to limited partners	322	296	829	828
Adjusted EBITDA attributable to limited partners	$6,772	$7,219	$15,504	$17,590

Less:
Cash interest paid, cash taxes paid and maintenance capital expenditures attributable to limited partners	1,671	1,584	5,058	4,042
Distributable cash flow	$5,101	$5,635	$10,446	$13,548

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA to Distributable Cash Flow

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Cash flows provided by operating activities	$17,659	$23,193
Changes in trade accounts receivable, net	(4,999)	(769)
Changes in prepaid expenses and other	(1,053)	478
Changes in accounts payable and accrued liabilities	(3,802)	(8,635)
Change in income taxes payable	84	167
Equity in earnings of investee (less distributions received)	96	31
Interest expense (excluding non-cash interest)	4,452	3,662
Income tax expense (excluding deferred tax benefit)	428	428
Other	2	1
Adjusted EBITDA	12,867	18,556

Adjusted EBITDA attributable to general partner	(2,500)	-
Adjusted EBITDA attributable to non-controlling interests	(137)	966
Adjusted EBITDA attributable to limited partners / controlling interests	15,504	17,590

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	5,058	4,042
Distributable cash flow	$10,446	$13,548

(a)

The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015 and amounts for the nine months ended September 30, 2015 include Brown from this date forward. Amounts for the nine months ended September 30, 2016 include Brown for the entire period.

(b)

The Partnership acquired the remainder of the TIR Entities February 1, 2015. Adjusted EBITDA attributable to non-controlling interests for the nine months ended September 30, 2015 include the activity of the TIR Entities through its acquisition date.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

At September 30, 2016, our sources of liquidity included:

●	cash generated from operations, which resulted in $24.9 million in cash on the balance sheet at September 30, 2016;

●

available borrowings under our Credit Agreement of $63.1 million at September 30, 2016 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●

issuance of equity and/or debt securities.  The Partnership filed a registration statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which the Partnership may issue in any combination of equity or debt securities from time to time in one or more offerings.

In addition to these sources of liquidity, we have implemented cost savings initiatives that began in the second quarter of 2016 that are expected to save up to $5.5 million annually.

We anticipate that we may make significant growth capital expenditures in the future, including acquiring other inspection and integrity companies, acquiring new SWD facilities, pipelines, and new lines of business that would yield qualified income covered under our Internal Revenue Service (“IRS”) private letter ruling, or expanding our existing assets and offerings in our current business segments.  In addition, as we continue to grow, the substantial working capital needs of PIS and IS could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.  We expect that our future growth capital expenditures will be funded by borrowings under our credit agreement and the issuance of debt and equity securities.  However, we may not be able to raise additional funds on desired or favorable terms or at all.

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

We believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet the minimum quarterly distributions as outlined in our partnership agreement, working capital requirements, and capital expenditures for the foreseeable future.  The following table summarizes the distributions declared since our IPO:

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016 (c)	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

Total Distributions (through November 14, 2016 since IPO)	$4.355950	$51,554	$32,994

(a)	Approximately 64.4% of the Partnership's outstanding units at September 30, 2016 are held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Third quarter 2016 distribution was declared and will be paid in the fourth quarter of 2016.

The Partnership currently anticipates that it will come out of subordination on the day after the February 2017 cash distribution, as long as the February 2017 cash distribution is at least $0.3875 per Unit – the minimum quarterly distribution amount defined in the partnership agreement and other requirements associated with the termination of the subordination period provided in the partnership agreement are met.

Our Credit Agreement

The Partnership is party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million. The Credit Agreement matures December 24, 2018.

Outstanding borrowings at September 30, 2016 and December 31, 2015 under the Credit Agreement were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)

Working Capital Facility	$48,000	$52,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	140,900
Debt issuance costs	1,345	1,771
Long-term debt	$135,555	$139,129

The carrying value of the partnership’s long-term debt approximates fair value as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

Borrowings under the Working Capital Facility are limited by a monthly borrowing base calculation as defined in the Credit Agreement. If, at any time, outstanding borrowings under the Working Capital Facility exceed the Partnership’s calculated borrowing base, principal in the amount of the excess is due upon submission of the borrowing base calculation. Available borrowings under the ARCF may be limited by certain financial covenant ratios as defined in the Credit Agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all assets of the Partnership.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on Credit Agreement borrowings ranged between 3.54% and 4.28% for the nine months ended September 30, 2016 and 2.68% and 4.09% for the nine months ended September 30, 2015. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended September 30, 2016 and 2015 was $1.6 million and $1.5 million, respectively, including commitment fees. Interest paid during the nine months ended September 30, 2016 and 2015 was $4.3 million and $3.3 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. It also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At September 30, 2016, our total adjusted leverage ratio was 3.43 to 1.0 and our interest coverage ratio was 3.70 to 1.0, pursuant to the Credit Agreement. Without Holding’s reimbursement of Partnership operating expenses and temporary waiver of the administrative fee, our adjusted leverage ratio would have been higher. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. With continued support from Holdings, we expect to remain in compliance with all of our financial debt covenants throughout the next twelve months. Working capital borrowings, which are fully secured by the Partnership’s net working capital, are subject to a monthly borrowing base and are excluded from the Partnership’s debt compliance ratios.

In addition, our Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our Credit Agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the Working Capital Facility by at least $5.0 million and at least $5.0 million in lender commitments are available to be drawn under the Working Capital Facility.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Net cash provided by operating activities	$17,659	$23,193
Net cash used in investing activities	(929)	(64,673)
Net cash provided by (used in) financing activities	(16,454)	47,310
Effect of exchange rates on cash	477	(910)
Net increase in cash and cash equivalents	$753	$4,920

Net cash provided by operating activities.   The decrease of $5.5 million from 2015 to 2016 is primarily attributable to a decrease in net income (loss) of $14.0 million, partially offset by an increase of $5.0 million of impairments of goodwill and property and equipment, $2.7 million of non-cash allocated expenses and net changes in working capital of $1.0 million.

Net cash (used in) investing activities.   Investing activity for 2015 is primarily attributable to the acquisition of the 49.9% interest in the TIR Entities not previously held by the Partnership of $52.6 million effective February 1, 2015, the acquisition of Brown for $10.4 million (net of cash acquired) effective May 1, 2015, and $1.7 million for the acquisition of property and equipment. Investing activity for 2016 is primarily attributable to the acquisition of property and equipment.

Net cash provided by (used in) financing activities.   Net cash provided by financing activities in 2015 relates to net borrowings under our Credit Facility of $63.3 million to fund the acquisition of the remaining 49.9% ownership interest in the TIR Entities and the acquisition of the 51% ownership interest in Brown, partially offset by partnership distributions totaling $16.0 million. Net cash used in financing activities for 2016 include partnership distributions of $14.9 million and repayment of $4.0 million of the working capital revolving credit facility, partially offset by $2.5 million of contributions attributable to the General Partner.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the potential acquisition or construction and development of new SWD facilities.  IS has capital needs for heavy equipment in order for it to perform hydrostatic testing procedures. PIS requires limited capital expenditures, consisting primarily of purchases of office equipment and small amounts of field equipment.  Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●

Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term.  Maintenance capital expenditures include tankage, work overs, pumps and other improvement of existing capital assets, and the construction or development of new capital assets to replace our existing SWD systems as they become obsolete.  Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace downhole tubing and packers on the SWD facilities to maintain equipment reliability, integrity and safety, as well as to comply with environmental laws and regulations.  Maintenance capital expenditures for the three and nine months ended September 30, 2016 were $0.1 million and $0.2 million, respectively. Maintenance capital expenditures for the three and nine months ended September 30, 2015 were $0.1 million and $0.4 million, respectively.

●

Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term.  Expansion capital expenditures include the acquisition of assets or businesses from Holdings or third parties, the construction or development of additional SWD facility capacity or pipelines, to the extent such expenditures are expected to expand our long-term operating capacity or operating income and additional equipment that may be required to expand our PIS or IS pipeline inspection and integrity businesses.  Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of that date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed.  Expansion capital expenditures for the three and nine months ended September 30, 2016 were $0.1 million and $0.5 million, respectively.  Expansion capital expenditures for the three and nine months ended September 30, 2015 were $0.3 million and $64.8 million, respectively (including the acquisition of the remainder of the TIR Entities for $52.6 million in the first quarter of 2015 and the acquisition of 51% of Brown for $10.5 million in the second quarter of 2015).

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available.  We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

Borrowings under our Credit Agreement previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 have decreased $4.0 million to $136.9 million, reflecting the generation of additional cash to pay down on the Credit Agreement. Additionally, as of September 30, 2016, the Partnership has long-term office and other lease obligations totaling $1.6 million, payable through calendar year 2042.

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

The FASB issued ASU 2016-15 – Statement of Cash Flows in August 2016. This guidance was issued to address diversity in practice of how cash receipts and cash payments are presented and classified in the statement of cash flows. It specifically addresses eight cash flow issues with the objective of reducing the current existing diversity in practice. Specific portions of the guidance that may apply directly to the Partnership include (1) the classification of debt prepayment or debt extinguishment costs, (2) classification of contingent consideration payments made after a business combination, (3) classification of distributions received from equity method investees, and potentially (4) the classification of separately identifiable cash flows and application of the predominance principle. Current GAAP is either unclear or does not include specific guidance on the classification issues included in the ASU reflected above. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods with those fiscal years and will be retrospectively applied to each period presented. The Partnership has not yet determined the impact this guidance may have on the Unaudited Condensed Consolidated Financial Statements, but since the ASU addresses classification issues, the Partnership does not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

The FASB issued ASU 2016-09 – Compensation – Stock Compensation in March 2016. The purpose of the guidance is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and all interim periods within that year. Amendments are to be applied retrospectively or prospectively depending on the specific provision included in the ASU. Although early adoption is permitted, the Partnership has not adopted this guidance early. We are currently in the process of determining the impact this guidance may have on the Unaudited Condensed Consolidated Financial Statements of the Partnership, but do not expect the adoption of this guidance to materially affect our financial position, results of operations or cash flows.

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance was proposed in an attempt to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and will be retrospectively applied to each period presented. Early application is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern in August 2014. ASU 2014-15 applies to all entities and is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter and will be applied prospectively. Early application is permitted. Effectively, the application of this accounting guidance will require the Partnership’s management to assess our ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments (1) require an evaluation every reporting period (including interim periods), (2) provide principles for considering the mitigating effect of management’s plans, (3) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (4) require an express statement and other disclosures when substantial doubt is not alleviated, and (5) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is intended to reduce diversity in the timing and content of footnote disclosures related to an entity’s going concern.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. The Partnership was originally required to comply with this ASU beginning in 2017. However, in August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers effectively delaying the Partnership’s implementation of this standard for one year to periods beginning after December 15, 2017 applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are currently evaluating the financial impact of this ASU on the Partnership, but do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Beginning January 1, 2016, the Partnership initiated implementation of a new enterprise resource planning (“ERP”) accounting and reporting system designed to improve the timeliness and quality of information (including financial information) to all appropriate levels of Partnership personnel. This new ERP system was not implemented in response to any material weakness in the Partnership’s internal control over financial reporting. The implementation is expected to occur in phases during 2016. The implementation of the ERP system has affected the processes that constitute our internal control over financial reporting and requires ongoing testing for effectiveness. The adoption of this new ERP system has not materially affected our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on November 9, 2016.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer