Form 10-Q
period 2017-03-31
Cypress Energy Partners, L.P.
filed 2017-05-15
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☒

                                                                                           (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐         No  ☒

The registrant’s common units began trading on the New York Stock Exchange on January 15, 2014.

As of May 5, 2017, the registrant had 11,878,675 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:      None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly owned subsidiary of the Partnership;

●	“CES LLC” refers to Cypress Energy Services, LLC, a wholly owned subsidiary that performs management services for our salt water disposal (“SWD”) facilities, as well as third party facilities;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Holdings II;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units, representing approximately 47.2% of our outstanding common units;

●	“IS” refers to our Integrity Services business segment;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“PIS” refers to our Pipeline Inspection Services business segment;

●	“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR Holdings and its subsidiary and TIR-NDE, all of which were 50.1% owned by CEP LLC from our initial public offering (“IPO”) until February 1, 2015, at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

●	“TIR Holdings” refers to Tulsa Inspection Resources Holdings, LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a Canadian subsidiary of TIR Holdings;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(in thousands, except unit data)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$24,779	$26,693
Trade accounts receivable, net	39,383	38,482
Prepaid expenses and other	2,455	1,042
Total current assets	66,617	66,217
Property and equipment:
Property and equipment, at cost	19,684	22,459
Less: Accumulated depreciation	7,437	7,840
Total property and equipment, net	12,247	14,619
Intangible assets, net	27,583	29,624
Goodwill	55,329	56,903
Other assets	184	149
Total assets	$161,960	$167,512

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$784	$1,690
Accounts payable - affiliates	3,227	1,638
Accrued payroll and other	10,044	7,585
Income taxes payable	1,000	1,011
Total current liabilities	15,055	11,924
Long-term debt	135,846	135,699
Deferred tax liabilities	—	362
Asset retirement obligations	161	139
Total liabilities	151,062	148,124

Commitments and contingencies - Note 9

Owners’ equity:
Partners’ capital:
Common units (11,878,675 and 5,945,348 units outstanding at March 31, 2017 and December 31, 2016, respectively)	35,374	(7,722)
Subordinated units (5,913,000 units outstanding at December 31, 2016)	—	50,474
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,477)	(2,538)
Total partners’ capital	7,021	14,338
Noncontrolling interests	3,877	5,050
Total owners’ equity	10,898	19,388
Total liabilities and owners’ equity	$161,960	$167,512

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016

Revenues	$64,722	$73,474
Costs of services	58,393	65,714
Gross margin	6,329	7,760

Operating costs and expense:
General and administrative	5,110	6,189
Depreciation, amortization and accretion	1,171	1,225
Impairments	3,598	—
Operating income (loss)	(3,550)	346

Other (expense) income:
Interest expense, net	(1,709)	(1,618)
Other, net	45	23
Net loss before income tax expense	(5,214)	(1,249)
Income tax expense (benefit)	(293)	112
Net loss	(4,921)	(1,361)

Net loss attributable to noncontrolling interests	(1,165)	(367)
Net loss attributable to partners / controlling interests	(3,756)	(994)

Net loss attributable to general partner	(921)	(968)
Net loss attributable to limited partners	$(2,835)	$(26)

Net loss attributable to limited partners allocated to:
Common unitholders	$(2,835)	$(13)
Subordinated unitholders	—	(13)
	$(2,835)	$(26)

Net loss per common limited partner unit - basic and diluted	$(0.32)	$(0.00)

Net loss per subordinated limited partner unit - basic and diluted	$—	$(0.00)

Weighted average common units outstanding - basic and diluted	8,911,196	5,923,167

Weighted average subordinated units outstanding - basic and diluted	2,956,500	5,913,000

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2017 and 2016

(in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(4,921)	$(1,361)
Other comprehensive income - foreign currency translation	61	588

Comprehensive loss	$(4,860)	$(773)

Comprehensive loss attributable to noncontrolling interests	(1,165)	(367)
Comprehensive loss attributable to general partner	(921)	(968)

Comprehensive income (loss) attributable to limited partners	$(2,774)	$562

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(4,921)	$(1,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	1,433	1,433
Impairments	3,598	—
Loss on asset disposal	11	—
Interest expense from debt issuance cost amortization	146	140
Equity-based compensation expense	357	317
Equity in earnings of investee	(34)	(17)
Distributions from investee	—	63
Deferred tax expense (benefit), net	(356)	36
Non-cash allocated expenses	921	968
Changes in assets and liabilities:
Trade accounts receivable	(855)	7,561
Prepaid expenses and other	(145)	334
Accounts payable and accrued payroll and other	3,207	1,329
Income taxes payable	(11)	179
Net cash provided by operating activities	3,351	10,982

Investing activities:
Proceeds from fixed asset disposals	2	—
Purchase of property and equipment	(298)	(496)
Net cash used in investing activities	(296)	(496)

Financing activities:
Repayment of long-term debt	—	(4,000)
Taxes paid related to net share settlement of equity-based compensation	(77)	—
Distributions to limited partners	(4,823)	(4,810)
Distributions to noncontrolling members	(8)	(367)
Net cash used in financing activities	(4,908)	(9,177)

Effect of exchange rates on cash	(61)	391

Net increase (decrease) in cash and cash equivalents	(1,914)	1,700
Cash and cash equivalents, beginning of period	26,693	24,150
Cash and cash equivalents, end of period	$24,779	$25,850

Non-cash items:
Changes in accounts payable excluded from capital expenditures	$—	$67

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statement of Owners’ Equity

For the Three Months Ended March 31, 2017

(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2016	$(25,876)	$(7,722)	$50,474	$(2,538)	$5,050	$19,388
Net loss for the period January 1, 2017 through March 31, 2017	(921)	(2,835)	—	—	(1,165)	(4,921)
Foreign currency translation adjustment	—	—	—	61	—	61
Contributions attributable to general partner	921	—	—	—	—	921
Distributions to partners	—	(2,418)	(2,405)	—	—	(4,823)
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Conversion of Subordinated Units to Common Units	—	48,111	(48,111)	—	—	—
Equity-based compensation	—	315	42	—	—	357
Taxes paid related to net share settlement of equity-based compensation	—	(77)	—	—	—	(77)

Owners’ equity at March 31, 2017	$(25,876)	$35,374	$—	$(2,477)	$3,877	$10,898

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers, public utility companies, and pipeline companies and to provide salt water disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies. Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.”

Our business is organized into the Pipeline Inspection Services (“PIS”), Integrity Services (“IS”), and Water and Environmental Services (“W&ES”) segments. PIS provides pipeline inspection and other services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors throughout the United States and Canada. The inspectors of PIS perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. IS provides independent integrity services to major natural gas and petroleum pipeline companies and to pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. W&ES provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial SWD facilities in the Bakken Shale region of the Williston Basin in North Dakota and two SWD facilities in the Permian Basin in Texas. All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization. These facilities also contain oil skimming processes that remove oil from water delivered to the sites. In addition to these SWD facilities, we provide management and staffing services for an SWD facility pursuant to a management agreement (see Note 7). We also own a 25% member interest in this managed SWD facility.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2016 is derived from audited financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2016 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2016 included in our Form 10-K.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer's creditworthiness. The Partnership determines allowances for bad debts based on management's assessment of the creditworthiness of the customers.  Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of previously written off trade receivables are recorded when cash is received. During the quarter ended March 31, 2017, we received $0.3 million on accounts receivable previously written off which we recorded as a reduction to general and administrative expense on our Unaudited Consolidated Statements of Operations.

Income Taxes

As a limited partnership, we generally are not subject to federal, state, or local income taxes. The tax on our net income is generally borne by the individual partners. Net income (loss) for financial statement purposes may differ significantly from taxable income (loss) of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us.

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada. Tulsa Inspection Resources – PUC, LLC, a subsidiary of our PIS segment that performs pipeline inspection services for utility customers, and Brown Integrity – PUC, LLC, a 51% owned subsidiary, have elected to be taxed as corporations for U.S. federal income tax purposes, and therefore these subsidiaries are subject to U.S. federal and state income tax. The amounts recognized as income tax expense, income taxes payable, and deferred tax liabilities in our Unaudited Condensed Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states, most notably franchise taxes assessed by the state of Texas.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income classify as “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. Our income has met the statutory qualifying income requirement for each year since our IPO.

Noncontrolling Interest

We own a 51% interest in Brown Integrity, LLC (“Brown”) and a 49% interest in CF Inspection Management, LLC (“CF Inspection”). The accounts of these subsidiaries are included in our Unaudited Condensed Consolidated Financial Statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interest in our Unaudited Condensed Consolidated Statements of Operations, and the portion of the net assets of these entities that is attributable to outside owners is reported in noncontrolling interests in our Unaudited Condensed Consolidated Balance Sheets.

Property and Equipment

Property and equipment consists of land, land and leasehold improvements, buildings, facilities, wells and related equipment, computer and office equipment, and vehicles. We record property and equipment at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. Upon retirement or disposition of an asset, we remove the cost and related accumulated depreciation from the balance sheet and report the resulting gain or loss, if any, in the Unaudited Condensed Consolidated Statement of Operations.

We review property and equipment for impairment whenever events or circumstances indicate that the asset group to which they relate may be impaired. To perform an impairment assessment, we first determine whether the cash flows expected to be generated from the asset group exceed the carrying value of the asset group. If such estimated cash flows do not exceed the carrying value of the asset group, we reduce the carrying value of the asset group to its fair value and record a corresponding impairment loss.

Identifiable Intangible Assets

Our intangible assets consist primarily of customer relationships, trade names, and our database of inspectors. We recorded these intangible assets as part of our accounting for the acquisitions of businesses, and we amortize these assets on a straight-line basis over their estimated useful lives, which typically range from 5 – 20 years.

We review our intangible assets for impairment whenever events or circumstances indicate that the asset group to which they relate may be impaired. To perform an impairment assessment, we first determine whether the cash flows expected to be generated from the asset group exceed the carrying value of the asset group. If such estimated cash flows do not exceed the carrying value of the asset group, we reduce the carrying values of the assets to their fair values and record a corresponding impairment loss.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review for impairment on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. We have determined that our PIS, IS, and W&ES segments are the appropriate reporting units for testing goodwill impairment.

To perform a goodwill impairment assessment, we perform an analysis to assess whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we reduce the carrying value of goodwill and record a corresponding impairment expense.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	March 31, 2017	December 31, 2016
	(in thousands)

Accrued payroll	$8,235	$5,594
Other	1,809	1,991
	$10,044	$7,585

Foreign Currency Translation

Our Unaudited Condensed Consolidated Financial Statements are reported U.S. dollars. We translate our Canadian dollar-denominated assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate our Canadian dollar-denominated revenues and expenses into U.S. dollars at the average exchange rate in effect during the period. We report gains and losses on foreign currency translation in other comprehensive income (loss).

Our Unaudited Condensed Consolidated Balance Sheet at March 31, 2017 includes $2.5 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future, we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to Partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income.

Subordination

With the payment of the fourth quarter distribution and the fulfillment of other requirements associated with the termination of the subordination period, the Partnership emerged from subordination on February 14, 2017, converting the 5,913,000 subordinated units into common units on a one-for-one basis.

New Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation in March 2016. This ASU gives entities the option to account for forfeitures of share-based awards when the forfeitures occur (previously, entities were required to estimate future forfeitures and reduce their share-based compensation expense accordingly). We adopted this new standard on January 1, 2017 and elected to account for forfeitures when they occur. The adoption of this ASU had no significant effect on our Unaudited Condensed Consolidated Financial Statements.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to test goodwill for impairment. We adopted this new standard effective January 1, 2017 in order to simplify the measurement process for the potential impairment of goodwill. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted include:

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. We will be required to adopt this standard in 2018 and to apply its provisions either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application (modified retrospective method). Although we continue to evaluate the financial impact of this ASU on the Partnership, we currently plan to adopt this standard utilizing the modified retrospective method and do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

3.	Impairments

During the three months ended March 31, 2017, the largest customer of TIR-Canada, the Canadian subsidiary of our PIS segment, completed a bid process and selected different service providers for its inspection projects. During the three months ended March 31, 2017, pipeline inspection services to this customer accounted for approximately $12.9 million of revenue and $0.9 million of gross margin, which represented approximately 90% of the revenues and 90% of the gross margin of our Canadian operations (and approximately 20% of our consolidated revenues and 14% of our consolidated gross margin for the three months ended March 31, 2017). In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million during the three months ended March 31, 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names. Based on discounted cash flow calculations, which represent Level 3 non-recurring fair value adjustments, we concluded the fair value of the customer relationships and trade names was zero, and thus, have written off the full amount. We continue to perform inspection and integrity work for customers in Canada (including integrity work for the customer referred to above).

During the three months ended March 31, 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our SWD facilities. We have temporarily shut down the operations at this facility in 2017 because of low volumes due to competition in the area and due to low levels of exploration and production activity near the facility. Because of the decline in revenues and the temporary shut down of the facility, we performed a discounted cash flow calculation, which represents a Level 3 non-recurring fair value adjustment, concluding that the fair value of the facility was limited to the fair value of the land.  As such, we recorded an impairment to reduce the carrying value of the facility to $0.1 million at March 31, 2017, all of which is attributable to land.

During the three months ended March 31, 2017, we recorded an impairment of $1.6 million to the goodwill of our Integrity Services segment. Revenues of this segment were lower than we had expected for the three months ended March 31, 2017, especially in March. In addition, for this segment, the level of  bidding activity for work is typically high in March and April, once customers have finalized their budgets for the upcoming year. While we have won bids on a number of projects and our backlog has begun to improve, the improvement in the backlog has been slower than we had originally anticipated, and accordingly, in May, we revised downward our expectations of the near-term operating results of the segment. For our goodwill impairment assessment, we calculated an estimated fair value of the Integrity Services segment using a discounted cash flow analysis. We prepared two calculations of cash flows for the next twelve months, one of which represented our estimate of the high end of the range of probable cash flows and the other of which represented our estimate of the low range of probable cash flows. We estimated cash flows for the following four years assuming a 2% increase in each succeeding year, to account for estimated inflation, and calculated a terminal value using a Gordon Growth model. We then discounted the future cash flows at a discount rate of 18%. The mid-point of the estimated fair values produced by these two calculations indicated that a full impairment of the value of the goodwill of the Integrity Services segment was warranted. These calculations represent Level 3 non-recurring fair value measurements. If anticipated operating results in this segment do not meet expectations, it is possible that finite-lived intangibles may also become impaired in the future.

In January 2017, a lightning strike at our Orla SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. As a result, we wrote off the net book value of the surface equipment ($1.3 million) of the facility and recorded a receivable in prepaid expenses and other on our Unaudited Condensed Consolidated Balance Sheet at March 31, 2017 related to a property insurance policy we carried on the property. This had no impact on our Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2017. In May 2017 we  received $1.6 million of insurance proceeds. We will record a gain in the second quarter of 2017 for the difference between the proceeds received and the net book value of the property written off.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

4.	Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs, and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitments. The Credit Agreement matures December 24, 2018.

Outstanding borrowings at March 31, 2017 and December 31, 2016 under the Credit Agreement were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)

Working Capital Facility	$48,000	$48,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	(1,054)	(1,201)
Long-term debt	$135,846	$135,699

The carrying value of our long-term debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

Borrowings under the Working Capital Facility are limited by a monthly borrowing base calculation as defined in the Credit Agreement. If, at any time, outstanding borrowings under the Working Capital Facility exceed our calculated borrowing base, a principal payment in the amount of the excess is due upon submission of the borrowing base calculation. Available borrowings under the Acquisition Facility may be limited by certain financial covenant ratios as defined in the Credit Agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all of our assets.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 4.73% for the three months ended March 31, 2017 and 3.54% and 4.19% for the three months ended March 31, 2016. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended March 31, 2017 and 2016 was $1.6 million and $1.3 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At March 31, 2017, our combined total adjusted leverage ratio was 3.47 to 1.0 and our interest coverage ratio was 3.68 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of March 31, 2017 and expect to remain in compliance with all of our financial debt covenants for the next twelve months following the filing of this Form 10-Q. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

5.	Income Taxes

The income tax expense (benefit) reported in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 differs from the statutory tax rate of 35% due to the fact that, as a partnership, we are generally not subject to U.S. federal income taxes. Our income tax provision relates primarily to our corporate subsidiary that services public utility customers, which is subject to U.S. federal income taxes, our Canadian subsidiary, which is subject to Canadian income taxes, and to certain state income taxes, including the Texas franchise tax.

6.	Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 1,182,600 common units. Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP. The fair value of the awards is determined based on the quoted market value of the publicly-traded common units at each grant date, adjusted for certain discounts. Compensation expense is recorded on a straight-line basis over the vesting period of the grant. We recorded expense of $0.4 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively related to the Unit awards.

The following table summarizes the LTIP Unit activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016

	Number of Units	Weighted Average Grant Date Fair Value / Unit	Number of Units	Weighted Average Grant Date Fair Value / Unit

Units at January 1	573,902	$9.86	361,698	$14.30
Units granted	245,331	$7.16	331,098	$6.33
Units vested and issued	(26,366)	$15.25	(8,208)	$16.71
Units forfeited	(9,328)	$9.50	(14,165)	$14.74

Units at March 31	783,539	$8.83	670,423	$10.33

The majority of the awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. Two grants, totaling 77,495 units, vest three years from the grant dates, contingent upon the recipient meeting certain performance targets. Distributions are not paid on unvested Units during the vesting period. Total unearned compensation associated with the Unit awards was $4.9 million at March 31, 2017, and the awards had an average remaining life of 2.76 years.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Related-Party Transactions

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the quarters ended March 31, 2017 and 2016, Holdings provided sponsor support to us by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as affiliates of Holdings control our General Partner, the omnibus agreement will remain in effect, unless we and Holdings agree to terminate it sooner. If affiliates of Holdings cease to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the Conflicts Committee of our Board of Directors.

Holdings incurred expenses of $0.9 million and $1.0 million on our behalf during the three months ended March 31, 2017 and 2016, respectively. These expenses are reported within general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations and as contribution from general partner in the accompanying Unaudited Condensed Consolidated Statement of Owners’ Equity.

Alati Arnegard, LLC

We provide management services to a 25% owned entity, Alati Arnegard, LLC (“Arnegard”). Management fee revenue earned from Arnegard totaled $0.2 million for the three months ended March 31, 2017 and 2016. Accounts receivable from Arnegard were less than $0.1 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

8.	Earnings per Unit and Cash Distributions

Our net income (loss) is attributable and allocable to several types of owners. Income attributable to noncontrolling interests represents 49% of the income of Brown and 51% of the income of CF Inspection. Income attributable to the general partner includes expenses incurred by Holdings and not charged to us. Income attributable to common and subordinated units represents the remaining net income (loss), after consideration of amounts attributable to noncontrolling interests and to the general partner; such amounts were allocated to common and subordinated units ratably based on the weighted-average number of such units outstanding during the relevant time period. In February 2017, all of the outstanding subordinated units converted to common units. Since the subordinated units did not share in the distribution of cash generated subsequent to December 31, 2016, we did not allocate any income or loss after that date to the subordinated units.

Diluted net income (loss) per common and subordinated unit includes the dilutive impact of unvested unit awards granted as share-based compensation to employees and directors. Such awards had no dilutive effect during the three months ended March 31, 2017 and 2016, as we incurred net losses attributable to limited partners during those periods.

The following table summarizes the cash distributions declared and paid to our limited partners since our IPO.

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 15, 2017 (c)	0.210000	2,495	1,606
	0.616413	7,318	4,713

Total Distributions (through May 15, 2017 since IPO)	$4.972363	$58,872	$37,707

(a)	Approximately 64.4% of the Partnership’s outstanding units at March 31, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	First quarter 2017 distribution was declared and will be paid in the second quarter of 2017.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Commitments and Contingencies

Security Deposits

We have various performance obligations which are secured with short-term security deposits of $0.5 million at March 31, 2017 and December 31, 2016, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

We have employment agreements with certain executives. These agreements provide for minimum annual compensation for specified terms, after which employment will continue on an “at will” basis. Certain agreements provide for severance payments in the event of specified termination of employment. At March 31, 2017, the aggregate commitment for future compensation and severance was approximately $0.9 million.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing. At March 31, 2017, the Partnership had an estimated liability of $0.1 million recorded for such contingencies.

Legal Proceedings

On July 3, 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”, the predecessor of the TIR Entities), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members. TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities. The former shareholders of TIR Inc. claim that they did not receive sufficient value for their shares and are seeking compensatory and punitive damages. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote. In addition, the Partnership anticipates no disruption in its business operations related to this action.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

In September 2015, Flatland Resources I, LLC and Flatland Resources II, LLC, two of our management services customers (under common ownership) initiated a civil action in the District Court for the McKenzie County District of the State of North Dakota against CES LLC. The customers claimed that CES LLC breached the management agreements and interfered with their business relationships, and sought to rescind the management agreements and recover any damages. In the first quarter of 2017, CES received a cash payment and other consideration and the parties settled the matter and dismissed all associated claims.

Internal Revenue Service Audit

In January 2016, we received notice from the Internal Revenue Service (“IRS”) that conveyed its intent to audit the consolidated income tax return of one of our predecessor entities for the 2012 tax year. Although this audit is not yet complete, we believe, based on correspondence from the IRS, that any adjustments related to this income tax audit should not be material. Additionally, based on the terms of our omnibus agreement with Holdings, Holdings would indemnify us for certain liabilities (including income tax liabilities) associated with the operation of assets that occurred prior to the closing of our IPO should any liabilities arise as a result of these audits. Because of this, we believe that the possibility of incurring material losses as a result of this IRS audit is remote.

10.	Reportable Segments

Our operations consist of three reportable segments: (i) Pipeline Inspection Services (“PIS”), (ii) Integrity Services (“IS”) and (iii) Water and Environmental Services (“W&ES”).

PIS – This segment represents our pipeline inspection services operations. This segment provides independent inspection and integrity services to various energy, public utility, and pipeline companies. The inspectors in this segment perform a variety of inspection services on midstream pipelines, gathering and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the projects.

IS – This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, and to pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope, and duration of the projects.

W&ES – This segment includes the operations of ten SWD facilities and an ownership interest in one managed facility. Segment results are driven primarily by the volumes of water we inject into our SWD facilities and the fees we charge for our services. These fees are charged on a per-barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

Other – These amounts represent general and administrative expenses not specifically allocable to our reportable segments.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables show operating income (loss) by reportable segment and a reconciliation of segment operating income (loss) to net loss before income tax expense.

	PIS	IS	W&ES	Other	Total
	(in thousands)

Three months ended March 31, 2017

Revenue	$62,148	$696	$1,878	$—	$64,722
Costs of services	56,601	904	888	—	58,393
Gross margin	5,547	(208)	990	—	6,329
General and administrative	3,254	446	218	1,192	5,110
Depreciation, amortization and accretion	599	157	415	—	1,171
Impairments	1,329	1,581	688	—	3,598
Operating income (loss)	$365	$(2,392)	$(331)	$(1,192)	(3,550)
Interest expense, net					(1,709)
Other, net					45
Net loss before income tax expense					$(5,214)

Three months ended March 31, 2016

Revenue	$66,709	$4,258	$2,507	$—	$73,474
Costs of services	60,844	3,732	1,138	—	65,714
Gross margin	5,865	526	1,369	—	7,760
General and administrative	3,440	991	556	1,202	6,189
Depreciation, amortization and accretion	617	159	449	—	1,225
Operating income (loss)	$1,808	$(624)	$364	$(1,202)	346
Interest expense, net					(1,618)
Other, net					23
Net loss before income tax expense					$(1,249)

Total Assets

March 31, 2017	$130,988	$9,396	$29,361	$(7,785)	$161,960

December 31, 2016	$124,840	$12,079	$38,141	$(7,548)	$167,512

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

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Balance Sheet
As of March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$695	$21,196	$2,888	$—	$24,779
Trade accounts receivable, net	—	31,073	8,882	(572)	39,383
Accounts receivable - affiliates	—	11,042	—	(11,042)	—
Prepaid expenses and other	—	2,450	43	(38)	2,455
Total current assets	695	65,761	11,813	(11,652)	66,617
Property and equipment:
Property and equipment, at cost	—	16,592	3,092	—	19,684
Less: Accumulated depreciation	—	6,239	1,198	—	7,437
Total property and equipment, net	—	10,353	1,894	—	12,247
Intangible assets, net	—	23,310	4,273	—	27,583
Goodwill	—	53,913	1,416	—	55,329
Investment in subsidiaries	21,755	(2,868)	—	(18,887)	—
Notes receivable - affiliates	—	13,631	—	(13,631)	—
Other assets	—	174	10	—	184
Total assets	$22,450	$164,274	$19,406	$(44,170)	$161,960

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,201	$174	$(591)	$784
Accounts payable - affiliates	8,906	—	5,363	(11,042)	3,227
Accrued payroll and other	38	8,825	1,200	(19)	10,044
Income taxes payable	—	923	77	—	1,000
Total current liabilities	8,944	10,949	6,814	(11,652)	15,055
Long-term debt	(1,054)	131,400	5,500	—	135,846
Notes payable - affiliates	—	—	13,631	(13,631)	—

Asset retirement obligations	—	161	—	—	161
Total liabilities	7,890	142,510	25,945	(25,283)	151,062

Owners’ equity:
Total partners’ capital	10,683	17,887	(6,539)	(15,010)	7,021
Non-controlling interests	3,877	3,877	—	(3,877)	3,877
Total owners’ equity	14,560	21,764	(6,539)	(18,887)	10,898
Total liabilities and owners’ equity	$22,450	$164,274	$19,406	$(44,170)	$161,960

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

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$49,669	$16,420	$(1,367)	$64,722
Costs of services	—	44,099	15,661	(1,367)	58,393
Gross margin	—	5,570	759	—	6,329

Operating costs and expense:
General and administrative	1,192	3,014	904	—	5,110
Depreciation, amortization and accretion	—	995	176	—	1,171
Impairments	—	688	2,910	—	3,598
Operating income (loss)	(1,192)	873	(3,231)	—	(3,550)

Other income (expense):
Equity earnings (loss) in subsidiaries	(1,667)	(2,498)	—	4,165	—
Interest expense, net	(225)	(1,288)	(196)	—	(1,709)
Other, net	—	37	8	—	45
Net income (loss) before income tax benefit	(3,084)	(2,876)	(3,419)	4,165	(5,214)
Income tax benefit	—	(44)	(249)	—	(293)
Net income (loss)	(3,084)	(2,832)	(3,170)	4,165	(4,921)

Net loss attributable to non-controlling interests	—	(1,165)	—	—	(1,165)
Net income (loss) attributable to controlling interests	(3,084)	(1,667)	(3,170)	4,165	(3,756)

Net loss attributable to general partner	(921)	—	—	—	(921)
Net income (loss) attributable to limited partners	$(2,163)	$(1,667)	$(3,170)	$4,165	$(2,835)

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2016
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$62,172	$13,884	$(2,582)	$73,474
Costs of services	—	55,431	12,865	(2,582)	65,714
Gross margin	—	6,741	1,019	—	7,760

Operating costs and expense:
General and administrative	1,202	3,578	1,409	—	6,189
Depreciation, amortization and accretion	—	1,038	187	—	1,225
Impairments	—	—	—	—	—
Operating income (loss)	(1,202)	2,125	(577)	—	346

Other income (expense):
Equity earnings (loss) in subsidiaries	468	(749)	—	281	—
Interest expense, net	(218)	(1,191)	(209)	—	(1,618)
Other, net	—	19	4	—	23
Net income (loss) before income tax expense	(952)	204	(782)	281	(1,249)
Income tax expense	—	103	9	—	112
Net income (loss)	(952)	101	(791)	281	(1,361)

Net loss attributable to non-controlling interests	—	(367)	—	—	(367)
Net income (loss) attributable to controlling interests	(952)	468	(791)	281	(994)

Net loss attributable to general partner	(968)	—	—	—	(968)
Net income (loss) attributable to limited partners	$16	$468	$(791)	$281	$(26)

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(3,084)	$(2,832)	$(3,170)	$4,165	$(4,921)
Other comprehensive income - Foreign currency translation	—	(57)	118	—	61

Comprehensive income (loss)	$(3,084)	$(2,889)	$(3,052)	$4,165	$(4,860)

Comprehensive (loss) attributable to non-controlling interests	—	(1,165)	—	—	(1,165)
Comprehensive (loss) attributable to general partner	(921)	—	—	—	(921)
Comprehensive income (loss) attributable to controlling interests	$(2,163)	$(1,724)	$(3,052)	$4,165	$(2,774)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2016
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(952)	$101	$(791)	$281	$(1,361)
Other comprehensive income – Foreign currency translation	—	192	396	—	588

Comprehensive income (loss)	$(952)	$293	$(395)	$281	$(773)

Comprehensive loss attributable to non-controlling interests	—	(367)	—	—	(367)
Comprehensive loss attributable to general partner	(968)	—	—	—	(968)
Comprehensive income (loss) attributable to controlling interests	$16	$660	$(395)	$281	$562

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(3,084)	$(2,832)	$(3,170)	$4,165	$(4,921)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	1,122	311	—	1,433
Impairments	—	688	2,910	—	3,598
Gain (loss) on asset disposal	—	11	—	—	11
Interest expense from debt issuance cost amortization	146	—	—	—	146
Equity-based compensation expense	357	—	—	—	357
Equity in earnings of investee	—	(34)	—	—	(34)
Equity earnings in subsidiaries	1,667	2,498	—	(4,165)	—
Deferred tax benefit, net	—	(8)	(348)	—	(356)
Non-cash allocated expenses	921	—	—	—	921
Changes in assets and liabilities:
Trade accounts receivable	—	1,973	(2,711)	(117)	(855)
Receivables from affiliates	—	1,555	—	(1,555)	—
Prepaid expenses and other	—	(120)	(6)	(19)	(145)
Accounts payable and accrued payroll and other	70	1,291	155	1,691	3,207
Income taxes payable	—	(44)	33	—	(11)
Net cash provided by (used in) operating activities	77	6,100	(2,826)	—	3,351

Investing activities:
Proceeds from fixed asset disposals	—	2	—	—	2
Purchases of property and equipment	—	(298)	—	—	(298)
Net cash used in investing activities	—	(296)	—	—	(296)

Financing activities:

Taxes paid related to net share settlement of equity-based compensation	(77)	—	—	—	(77)
Distributions from subsidiaries	4,823	(4,815)	(8)	—	—
Distributions to limited partners	(4,823)	—	—	—	(4,823)
Distributions to non-controlling members	—	—	(8)	—	(8)
Net cash provided by (used in) financing activities	(77)	(4,815)	(16)	—	(4,908)

Effects of exchange rates on cash	—	(44)	(17)	—	(61)

Net increase (decrease) in cash and cash equivalents	—	945	(2,859)	—	(1,914)
Cash and cash equivalents, beginning of period	695	20,251	5,747	—	26,693
Cash and cash equivalents, end of period	$695	$21,196	$2,888	$—	$24,779

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(952)	$101	$(791)	$281	$(1,361)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	1,119	314	—	1,433
Interest expense from debt issuance cost amortization	140	—	—	—	140
Equity-based compensation expense	317	—	—	—	317
Equity in earnings of investee	—	(17)	—	—	(17)
Distributions from investee	—	63	—	—	63
Equity earnings in subsidiaries	(468)	749	—	(281)	—
Deferred tax expense, net	—	—	36	—	36
Non-cash allocated expenses	968	—	—	—	968
Changes in assets and liabilities:
Trade accounts receivable	—	13,298	(83)	(5,654)	7,561
Prepaid expenses and other	(115)	263	28	158	334
Accounts payable and accrued payroll and other	(61)	(5,196)	1,125	5,461	1,329
Income taxes payable	—	69	75	35	179
Net cash provided by (used in) operating activities	(171)	10,449	704	—	10,982

Investing activities:
Purchases of property and equipment	—	(407)	(89)	—	(496)
Net cash used in investing activities	—	(407)	(89)	—	(496)

Financing activities:
Repayments of long-term debt	—	(4,000)	—	—	(4,000)
Distributions from subsidiaries	4,810	(4,810)	—	—	—
Distributions to limited partners	(4,810)	—	—	—	(4,810)
Distributions to non-controlling members	—	383	(750)	—	(367)
Net cash used in financing activities	—	(8,427)	(750)	—	(9,177)

Effects of exchange rates on cash	—	192	199	—	391

Net increase (decrease) in cash and cash equivalents	(171)	1,807	64	—	1,700
Cash and cash equivalents, beginning of period	378	19,570	4,202	—	24,150
Cash and cash equivalents, end of period	$207	$21,377	$4,266	$—	$25,850

Non-cash items:
Changes in accounts payable excluded from capital expenditures	$—	$13	$54	$—	$67

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection Services (“PIS”) segment is comprised of our investment in the TIR Entities; (2) our Integrity Services (“IS”) segment, made up of our 51% ownership investment in Brown Integrity, LLC and; (3) our Water and Environmental Services (W&ES”) segment, comprised of our investments in various salt water disposal (“SWD”) facilities and activities related thereto. The financial information for PIS, IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2016.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry. We provide independent pipeline inspection and integrity services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada. The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment. We operate ten SWD facilities, eight of which are located in the Bakken Shale region of the Williston Basin in North Dakota and two of which are located in the Permian Basin in west Texas. We also have a management agreement in place to provide staffing and management services to an SWD facility in the Bakken Shale region (a facility in which we own a 25% interest). W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of March 31, 2017, Holdings owns approximately 58.6% of the Partnership, while affiliates of Holdings own approximately 5.8% of the Partnership, for a total ownership percentage of the Partnership of approximately 64.4% by Holdings and its affiliates. Holdings’ ownership group also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”).

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the quarters ended March 31, 2017 and 2016, Holdings provided sponsor support to us by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as affiliates of Holdings control our General Partner, the omnibus agreement will remain in effect, unless we and Holdings agree to terminate it sooner. If affiliates of Holdings cease to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the Conflicts Committee of our Board of Directors.

Holdings incurred expenses of $0.9 million and $1.0 million on our behalf during the three months ended March 31, 2017 and 2016, respectively. These expenses are reported within general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations and as contribution from general partner in the accompanying Unaudited Condensed Consolidated Statement of Owners’ Equity.

Pipeline Inspection Services

We generate revenue in the PIS segment primarily by providing inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering and distribution systems, and the legal and regulatory requirements relating to the inspection and maintenance of those assets. We charge our customers on a per-inspector basis, including per diem charges, mileage, and other reimbursement items.

Integrity Services

We generate revenue in our IS segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies of newly-constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being inspected, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project.

Water and Environmental Services

We generate revenue in the W&ES segment primarily by treating flowback and produced water and injecting the saltwater into our SWD facilities. Our results are driven primarily by the volumes of produced water and flowback water we inject into our SWD facilities and the fees we charge for these services. These fees are charged on a per-barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the water. We also generate revenue managing an SWD facility for a fee.

The volumes of saltwater disposed at our SWD facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from wells located near our facilities. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the current and projected prices of oil, natural gas, and natural gas liquids (“NGLs”), the cost to drill and operate a well, the availability and cost of capital, and environmental and governmental regulations. We generally expect the level of drilling to correlate with long-term trends in prices of oil, natural gas, and NGLs.

Approximately 8% and 5% of our revenue for the three months ended March 31, 2017 and 2016, respectively, in the W&ES segment was derived from sales of residual oil recovered during the saltwater treatment process. Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source, and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Outlook

Overall

As we previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, the first quarter is seasonally our slowest quarter. This slowdown was compounded in January 2017 as a lightning strike at our Orla SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. Although our first quarter financial performance was sequentially down in all segments, we have seen slow, but steady progress through April and into May across all our business segments. We continue to focus on growing and diversifying our customer base and, during the quarter, we added 21 new customers across our three business segments. Average domestic inspector headcounts continue to improve, our hydrostatic testing backlog has risen over 30% since the end of the first quarter, and our water volumes in April were 4% higher than March volumes. Our lines of business are not directly tied to rig count growth and upstream completions and therefore, we tend to lag the recovery in commodity prices, drilling, and completions that should eventually benefit our operations. 80% of our SWD’s are located in the Bakken region, which has materially lagged the recovery we have seen in the Permian basin, and a significant number of drilled but uncompleted wells exist in both basins. On a positive note, our inspection clients are once again starting new projects and increasing their spending on maintenance and integrity work that was deferred whenever possible during the two year industry downturn.

Our sponsor, Cypress Energy Holdings, LLC, and its affiliates who control our general partner, remain aligned with our common unitholders with an approximate 64% limited partner interest in the Partnership. Because of this alignment, Holdings has again provided financial support to us in the form of temporary relief of the administrative fee owed to Holdings pursuant to the Omnibus Agreement, which would otherwise have charged the Partnership $1.0 million this quarter absent relief, consistent with the temporary relief extended by Holdings during 2016. As with the Omnibus Agreement relief provided in 2016, Holdings did not require any consideration from the Partnership for this additional support. With the Partnership’s sequentially improving operating performance in April and May of 2017, Holdings may or may not provide any incremental support to the Partnership for the remainder of 2017.

Our Board believes it was prudent and responsible to make the difficult decision to reduce our quarterly distribution by approximately 48% to $0.21 per limited partner unit per quarter ($0.84 annualized) for the first time since our initial public offering in January 2014. If this distribution level is maintained throughout 2017, it will provide approximately $9.3 million of internally generated capital on an annualized basis, compared to the previous distribution level of $0.406413 per limited partner unit per quarter ($1.63 annualized). This additional capital will provide us with increased liquidity and reduced leverage, will enable us to invest in selected growth projects, and will strengthen our balance sheet. We believe this has provided a sound catalyst to reduce our previously elevated cost of capital by de-levering the Partnership and increasing the distribution coverage for our unitholders. We are confident these actions support the long-term interests of our unitholders, employees, and other stakeholders. We see encouraging signs with some new customer additions as we continue to focus on organic growth, and improved SWD asset utilization in an effort to improve cash flow that should, in turn, contribute to the improvement of all of our financial ratios. We continue to believe the fundamental demand for inspection and water disposal services remains strong over the long term, but the recovery has been slower than previously anticipated.

We continue to evaluate acquisition opportunities while maintaining our disciplined approach to both due diligence and valuation. The lower yield in our common units provides additional flexibility in the consideration we may utilize in bidding on accretive opportunities and potentially offering sellers a tax efficient alternative to a cash only transaction. Holdings remains willing and prepared to deploy capital to assist the Partnership in acquiring attractive assets that may be larger than what the Partnership can currently independently acquire, with plans to offer those assets to the Partnership as future drop-down opportunities.

Pipeline Inspection Services

Demand is once again growing for our pipeline inspection services, as we operate in a very large market with many customer prospects that we do not currently serve and provide federally-mandated essential services to protect our nation’s critical energy infrastructure. The majority of our existing and potential customers are once again investing in their businesses following a difficult two-year economic downturn. We continue to focus on new lines of business to serve our existing customers. The majority of our clients are public, investment-grade companies with long planning cycles that lead to healthy backlogs of new long-term projects and existing pipeline networks that also require inspection and integrity services. The public utility company (“PUC”) component of the industry, which brings natural gas to homes and businesses, remains an area with substantial growth potential. We believe that with increasing regulatory requirements, and the aging pipeline infrastructure, that the PIS business is more insulated from changes in commodity prices in the near term than has been the case in the past. However, a prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services as was the case over the last two years.

The downturn in energy prices required many of our customers that rely more heavily on commodity prices to focus on reducing their operating costs. Several clients have sought to reduce the rates paid to inspectors to reduce their inspection costs. We have recently renewed several sizable existing contracts and are bidding on several new contracts. However, we continue to see certain of our customers’ projects slipping past original start dates as a result of permitting or other delays and were recently informed that we were not a successful bidder on a proposal to perform inspection services for a customer that currently represents a majority of the revenues of our Canadian operations.

Integrity Services

Brown had a difficult year in 2016 which forced us to implement aggressive measures to manage and reduce its cost structure. We have recently hired some business development talent that are focused on the potential synergies that may develop between IS and other current customers of the Partnership, as well as the growth and nurture of its historical, ongoing business. Brown operated in 13 states during 2016, compared with almost 40 states that the TIR Entities (through our PIS segment) operated in throughout 2016. Brown’s revenues were low during the first quarter of 2017, although we have begun to add work to the backlog that should generate increased revenues beginning in second quarter of 2017. There are indicators that energy companies are becoming more optimistic about market conditions, and if infrastructure companies become more active in developing new pipelines in the regions we serve our IS segment could experience increased revenues in the future.

Water and Environmental Services

In our W&ES segment, the decline in the market price of crude oil which began in 2014 had an adverse impact on our revenues over the last two years. The resultant slowdown in exploration and production activity led to lower volumes, and lower commodity prices led to lower revenues from sales of crude oil we recovered from the water we processed. In addition, many of our E&P customers requested pricing concessions to help them cope with the lower commodity prices. In the majority of the basins in the country, new SWD facilities were developed to support previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing. Rig activity has increased significantly in the Permian Basin while less so in the Bakken since its low point in the first half of 2016. We have always focused on produced water rather than flowback water and therefore we believe we have been less impacted than many of our competitors. We are clearly being impacted by lower water volumes in the markets we serve, lower skim oil volumes as our flowback volumes decline, lower per-barrel water pricing and lower per-barrel oil pricing. In the second quarter of 2016, we took aggressive actions to reduce operating costs in an effort to offset the financial impact of continued depressed market volumes and prices and continue to see the positive results of those actions. Additionally, we continue to focus on piped water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production. Piped water continues to represent a growing percentage of our total volume. We also provide management services for an SWD facility in which we own a 25% interest.

We will continue to actively pursue the right acquisition opportunities with the same discipline that protected the Partnership during a heated market in 2014 and 2013 that drove up valuations to unsustainable levels. We also continue to evaluate and compete for some interesting opportunities for pipelines and SWD’s directly with E&P companies seeking to monetize their midstream assets.

Despite the low oil and gas commodity prices of recent years, we have maintained positive operating cash flows throughout 2016 and the first quarter of 2017 and expect to continue positive operating cash flows throughout the remainder of 2017. We continue to work collaboratively with our customers to help them address the volatility in commodity prices and their need to reduce operating expenses until prices stabilize. We also continue to carefully evaluate market pricing on a facility-by-facility basis. In January 2017, one of our facilities was struck by lightning. The downhole facilities were not damaged and we had insurance covering the surface facilities with a reasonable deductible. We do not carry business interruption insurance given its costs, waiting periods, and coverages. Within two weeks, the facility re-opened with temporary surface facilities. We have begun the process of designing and evaluating new surface facility configurations that will be implemented with insurance proceeds.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Revenues	$64,722	$73,474
Costs of services	58,393	65,714
Gross margin	6,329	7,760

Operating costs and expense:
General and administrative - segment	3,918	4,987
General and administrative - corporate	1,192	1,202
Depreciation, amortization and accretion	1,171	1,225
Impairments	3,598	—
Operating income (loss)	(3,550)	346

Other income (expense):
Interest expense, net	(1,709)	(1,618)
Other, net	45	23
Net loss before income tax expense	(5,214)	(1,249)
Income tax expense (benefit)	(293)	112
Net loss	(4,921)	(1,361)

Net loss attributable to non-controlling interests	(1,165)	(367)
Net loss attributable to partners / controlling interests	(3,756)	(994)

Net loss attributable to general partner	(921)	(968)
Net loss attributable to limited partners	$(2,835)	$(26)

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative-corporate remained relatively consistent from period to period and primarily represents expenses incurred by Holdings on our behalf (and not charged to us).

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense increased from 2016 to 2017 primarily due to an increase in interest rates. Average debt outstanding during the three months ended March 31, 2017 and 2016 was $136.9 million and $138.5 million, respectively. The average interest rate on our borrowings has increased from 4.04% in the quarter ended March 31, 2016 to 4.33% in the quarter ended March 31, 2017.

Other, net. Other income includes income associated with our 25% interest in a SWD facility, which we account for under the equity method.

Income tax expense. Income tax expense includes income taxes related to one of our taxable corporate subsidiaries in the United States and one taxable corporate subsidiary in Canada (both in our PIS segment), as well as business activity, gross margin, and franchise taxes incurred in certain states. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to the year-to-date earnings of the Partnership. Our taxable entities (as described above) incurred net losses during the first quarter of 2017, and as a result, we recorded a tax benefit for that period.

Net income attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interest in our Unaudited Condensed Consolidated Statements of Operations.

Net loss attributable to general partner. The net loss attributable to the general partner during the three months ended March 31, 2017 and 2016 consists of expenses that Holdings incurred on our behalf. Since Holdings did not charge us for these expenses, we recorded these expenses as an equity contribution from our general partner.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$62,148		$66,709		$(4,561)	(6.8)%
Costs of services	56,601		60,844		(4,243)	(7.0)%
Gross margin	5,547	8.9%	5,865	8.8%	(318)	(5.4)%

General and administrative	3,254	5.2%	3,440	5.2%	(186)	(5.4)%
Depreciation, amortization and accretion	599	1.0%	617	0.9%	(18)	(2.9)%
Impairments	1,329	2.1%	—	0.0%	1,329
Operating income	$365	0.6%	$1,808	2.7%	$(1,443)	(79.8)%

Operating Data
Average number of inspectors	1,083		1,130		(47)	(4.2)%
Average revenue per inspector per week	$4,463		$4,541		$(78)	(1.7)%

Revenue variance due to number of inspectors					$(3,430)
Revenue variance due to average revenue per inspector					$(1,131)

Revenues. Revenues decreased $4.6 million during the three months ended March 31, 2017 compared to the three months ended Mach 31, 2016, primarily due to a decrease in the average number of inspectors engaged (a decrease of 47 inspectors accounting for $3.4 million of the revenue decrease) and, to a lesser extent, a reduction in the average revenue billed for each inspector (accounting for $1.1 million of the revenue decrease). We continue to experience delays and/or cancellations of significant projects within our customer base as a result of economic conditions in the energy industry.

We continue to focus on areas of inspection that are less impacted by economic conditions, such as maintenance projects and projects associated with public utility companies to help mitigate the decline in revenues associated with new construction projects. Revenues of our nondestructive examination service line increased by $1.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and revenues of our public utility service line increased by $0.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The decline in average revenue per inspector is due to changes in customer mix and to pricing concessions granted during the year. Fluctuations in the average revenue per inspector per year are expected, given that we charge different rates for different types of inspectors and different types of inspection services. Competition remains strong in the industry which continues to exert downward pressure on rates.

Costs of services. Costs of services decreased $4.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to a decrease in the average number of inspectors in the field.

Gross margin. Gross margin decreased $0.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to the decrease in business activity. The gross margin percentage improved slightly (8.9% in 2017 compared to 8.8% in 2016). The increase in gross margin percentage is due to changes in the mix of services provided. During the three months ended March 31, 2017, we generated more revenues from our public utility and nondestructive examination service lines, which typically generate higher margins.

General and administrative. General and administrative expenses decreased $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to lower compensation and benefits expense.

Depreciation and amortization. Depreciation and amortization expense during the three months ended March 31, 2017 was not significantly different from depreciation and amortization expense during the three months ended March 31, 2016.

Impairments. During the three months ended March 31, 2017, the largest customer of our Canadian subsidiary completed a bid process and selected different service providers for its inspection contracts. In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million during the three months ended March 31, 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names.

Operating income. Operating income decreased by $1.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to lower gross margin of $0.3 million and to $1.3 million of impairments, partially offset by $0.2 million lower general and administrative expenses.

Integrity Services (IS)

The following table summarizes the operating results of the IS segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$696		$4,258		$(3,562)	(83.7)%
Costs of services	904		3,732		(2,828)	(75.8)%
Gross margin	(208)	(29.9)%	526	12.4%	(734)	(139.5)%

General and administrative	446	64.1%	991	23.3%	(545)	(55.0)%

Depreciation, amortization and accretion	157	22.6%	159	3.7%	(2)	(1.3)%
Impairments	1,581	227.2%			1,581
Operating loss	$(2,392)	(343.7)%	$(624)	(14.7)%	$(1,768)	283.3%

Operating Data
Average number of field personnel	15		26		(11)	(42.3)%
Average revenue per field personnel per week	$3,609		$12,598		$(8,989)	(71.4)%
Revenue variance due to number of field personnel					$(557)
Revenue variance due to average revenue per field personnel					$(3,005)

Revenue. Revenues decreased approximately $3.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Approximately $0.6 million of the decrease was due to a decrease in the average number of field personnel engaged in customer projects and approximately $3.0 million of the decrease was due to a decrease in the average revenue per field personnel. Revenues during the three months ended March 31, 2017 were adversely affected by a slowdown in new projects by its customers, by the loss during 2016 of key business development employees and a slower than anticipated recovery.

Costs of services. Cost of services decreased approximately $2.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to the slowdown in business activity.

Gross margin. Gross margin decreased approximately $0.7 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The employees of the IS segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the PIS segment who perform work in the field, most of whom only earn wages when they are performing work for a customer, and whose wages are primarily variable costs). The decrease in cost of services was not directly commensurate with the decrease in revenues over the same period due to the fixed compensation component included in costs of services. However, costs of services is lower in 2017 due primarily to the decrease from period to period in the average number of field personnel employed.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses decreased by $0.5 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to cost-cutting measures we implemented in response to the low-revenue environment. These measures included the closure of one office location.

Depreciation and amortization. Depreciation expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the three months ended March 31, 2017 was not significantly different from depreciation and amortization expense during the three months ended March 31, 2016.

Impairments. During the three months ended March 31, 2017, we recorded an impairment of $1.6 million to goodwill. Although we have recently won bids on a number of projects and our backlog has begun to improve, the improvement in the backlog has been slower than we had anticipated, and accordingly, we revised downward our expectations of the near-term operating results of the segment.

Operating loss. Operating loss increased by $1.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to a lower gross margin of $0.7 million and an impairment charge of $1.6 million, partially offset by $0.5 million lower general and administrative expenses.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$1,878		$2,507		$(629)	(25.1)%
Costs of services	888		1,138		(250)	(22.0)%
Gross margin	990	52.7%	1,369	54.6%	(379)	(27.7)%

General and administrative	218	11.6%	556	22.2%	(338)	(60.8)%
Depreciation, amortization and accretion	415	22.1%	449	17.9%	(34)	(7.6)%
Impairments	688	36.6%	—	0.0%	688
Operating income (loss)	$(331)	(17.6)%	$364	14.5%	$(695)	(190.9)%

Operating Data
Total barrels of saltwater disposed	2,773		3,697		(924)	(25.0)%
Average revenue per barrel disposed (a)	$0.68		$0.68		$(0.00)	0.0%
Revenue variance due to barrels disposed					$(629)
Revenue variance due to revenue per barrel					$—

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenues. Revenues decreased by $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily due to a 25.0% decrease in the volume of saltwater disposed. The decrease in volumes was due primarily to reduced exploration and production activity in the areas where we operate, as a result of low commodity prices. Average revenue per barrel continues to remain at lower levels than we had previously experienced due to pricing pressures resulting from competition, the fact that recovered oil volumes were lower as a percentage of water volumes processed and lower selling prices for crude oil we ultimately recovered. Oil revenue represented approximately 8.2% of total revenue during the three months ended March 31, 2017 compared to 4.5% during the three months ended March 31, 2016.

In addition, business activity at our facility in Orla, Texas was interrupted by a lightning strike and fire that occurred in January 2017. We re-established temporary operations within eleven days of the incident, but the incident did have an adverse effect on the revenues of the facility. Revenues at the Orla facility were $0.1 million lower during the three months ended March 31, 2017 than during the three months ended March 31, 2016.

Costs of services. Costs of services decreased by $0.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to a $0.4 million decrease in employee compensation expense, offset by a $0.1 million increase in repair and maintenance expense. The decrease in employee compensation expense resulted from cost reduction measures that we implemented in mid-2016 in response to adverse market conditions. These measures included the temporary suspension of activity at two of our facilities and investments in automation at other facilities. Repair and maintenance expense during the three months ended March 31, 2017 included certain setup costs to return the Orla, Texas facility to operation after a lighting strike and fire in January 2017.

Gross margin. Gross margin decreased $0.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to a decrease in revenues of $0.6 million, partially offset by a decrease in cost of services of $0.3 million. Gross margin percentage decreased from 54.6% to 52.7% as certain of our costs are fixed and do not decrease in direct proportion to decreases in volumes.

General and administrative. General and administrative expenses include general office overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. General and administrative expenses during the three months ended March 31, 2017 were reduced by $0.3 million related to the collection of an account receivable on which we had previously recorded a valuation allowance.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended March 31, 2017 was not significantly different from depreciation and amortization expense during the three months ended March 31, 2016.

Impairments. During the three months ended March 31, 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our SWD facilities. We have experienced low volumes at this facility and shut in this facility due to competition in the area and to low levels of exploration and production activity near the facility.

Operating income. Our W&ES segment generated an operating loss of $0.3 million during the three months ended March 31, 2017 compared to operating income of $0.4 million during the three months ended March 31, 2016. The decrease in operating income was due to a decrease of $0.4 million in gross margin and an increase in impairments of $0.7 million, partially offset by a decrease of $0.3 million in general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization, and accretion expenses; income tax expense; impairments; non-cash allocated expenses; offering costs; and equity-based compensation expense. We define Adjusted EBITDA attributable to limited partners as net income (loss) attributable to limited partners; plus interest expense attributable to limited partners; depreciation, amortization, and accretion expenses attributable to limited partners; income tax expense attributable to limited partners; impairments attributable to limited partners; non-cash allocated expenses attributable to limited partners; offering costs attributable to limited partners; and equity-based compensation expense attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners excluding cash interest paid, cash income taxes paid and maintenance capital expenditures. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners’ and Distributable Cash Flow are net income (loss) and cash flow from operating activities. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP measures exclude some, but not all, items that affect the most directly comparable GAAP financial measure. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow should not be considered alternatives to net income (loss), net income (loss) before income taxes, net income (loss) attributable to limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

Because Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following tables present a reconciliation of net loss to Adjusted EBITDA and to Distributable Cash Flow, a reconciliation of net loss attributable to limited partners to Adjusted EBITDA attributable to limited partners and to Distributable Cash Flow, and a reconciliation of net cash provided by operating activities to Adjusted EBITDA and to Distributable Cash Flow for each of the periods indicated.

Reconciliation of Net Loss to Adjusted EBITDA to Distributable Cash Flow

	Three Months ended March 31,
	2017	2016
	(in thousands)

Net loss	$(4,921)	$(1,361)
Add:
Interest expense	1,709	1,618
Depreciation, amortization and accretion	1,432	1,433
Impairments	3,598	—
Income tax expense (benefit)	(293)	112
Non-cash allocated expenses	921	968
Equity based compensation	357	317
Adjusted EBITDA	$2,803	$3,087

Adjusted EBITDA attributable to non-controlling interests	(248)	(155)
Adjusted EBITDA attributable to limited partners / controlling interests	$3,051	$3,242

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,747	1,397
Distributable cash flow	$1,304	$1,845

Reconciliation of Net Loss Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited
Partners and Distributable Cash Flow
	Three Months ended March 31,
	2017	2016
	(in thousands)

Net loss attributable to limited partners	$(2,835)	$(26)
Add:
Interest expense attributable to limited partners	1,709	1,556
Depreciation, amortization and accretion attributable to limited partners	1,290	1,294
Impairments attributable to limited partners	2,823	—
Income tax expense (benefit) attributable to limited partners	(293)	101
Equity based compensation attributable to limited partners	357	317
Adjusted EBITDA attributable to limited partners	3,051	3,242

Less:
Cash interest paid, cash taxes paid and maintenance capital expenditures	1,747	1,397
Distributable cash flow	$1,304	$1,845

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA to Distributable Cash Flow

	Three Months ended March 31,
	2017	2016
	(in thousands)

Cash flows provided by operating activities	$3,351	$10,982
Changes in trade accounts receivable, net	855	(7,561)
Changes in prepaid expenses and other	145	(334)
Changes in accounts payable and accrued liabilities	(3,207)	(1,329)
Change in income taxes payable	11	(179)
Interest expense (excluding non-cash interest)	1,563	1,478
Income tax expense (excluding deferred tax benefit)	63	76
Other	22	(46)
Adjusted EBITDA	$2,803	$3,087

Adjusted EBITDA attributable to non-controlling interests	(248)	(155)
Adjusted EBITDA attributable to limited partners / controlling interests	$3,051	$3,242

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,747	1,397
Distributable cash flow	$1,304	$1,845

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new businesses that may include pipeline inspection companies and SWD facilities or expanding our existing assets and offerings in our current operations. In addition, the working capital needs of the PIS segment are substantial, driven by payroll and per diem expenses paid to our inspectors on a weekly basis (please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial” in our Annual Report on Form 10-K for the year ended December 31, 2016), which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by borrowings under our Credit Agreement and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At March 31, 2017, our sources of liquidity included:

●	$24.8 million cash on the balance sheet at March 31, 2017;

●	available borrowings under our Credit Agreement of $63.1 million at March 31, 2017 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●	issuance of equity and/or debt securities. We filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which we may issue in any combination of equity or debt securities from time to time in one or more offerings.

Currently, we believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet working capital requirements and capital expenditures for the foreseeable future.

On April 28, 2017, our Board of Directors declared a distribution of $0.21 per common unit ($0.84 annualized), payable on May 15, 2017 to owners of record on May 8, 2017. If this distribution level is maintained throughout fiscal 2017, it will provide approximately $9.3 million of internally generated capital on an annualized basis to provide increased liquidity, reduce leverage, invest in selected growth projects in the future, and strengthen the Company’s balance sheet compared to the previous distribution level of $0.406413 per unit per quarter ($1.63 annualized). This action should provide a sound catalyst to reducing our currently elevated cost of capital by de-levering and improving increased distribution coverage to our unitholders. We are confident these actions support the long-term interests of our unitholders, employees, and other stakeholders. We see encouraging signs with some new customers and we are focused on organic growth, and improved SWD asset utilization in an effort to improve cash flow that will, in turn, contribute to the improvement of all of our financial ratios. We continue to believe the fundamental demand for increased inspection and water disposal remains strong over the long-term, but the recovery has been slower than previously anticipated.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less , the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
	○	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
	○	comply with applicable law, and of our debt instruments or other agreements; or
	○	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
●	plus , if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the distributions declared since our IPO:

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 15, 2017 (c)	0.210000	2,495	1,606
	0.616413	7,318	4,713

Total Distributions (through May 15, 2017 since IPO)	$4.972363	$58,872	$37,707

(a)	Approximately 64.4% of the Partnership’s outstanding units at March 31, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	First quarter 2017 distribution was declared and will be paid in the second quarter of 2017.

Our Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs, and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitments. The Credit Agreement matures December 24, 2018.

Outstanding borrowings at March 31, 2017 and December 31, 2016 under the Credit Agreement were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)

Working Capital Facility	$48,000	$48,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	(1,054)	(1,201)
Long-term debt	$135,846	$135,699

The carrying value of our long-term debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

Borrowings under the Working Capital Facility are limited by a monthly borrowing base calculation as defined in the Credit Agreement. If, at any time, outstanding borrowings under the Working Capital Facility exceed our calculated borrowing base, a principal payment in the amount of the excess is due upon submission of the borrowing base calculation. Available borrowings under the Acquisition Facility may be limited by certain financial covenant ratios as defined in the Credit Agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all of our assets.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 4.73% for the three months ended March 31, 2017 and 3.54% and 4.19% for the three months ended March 31, 2016. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended March 31, 2017 and 2016 was $1.6 million and $1.3 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At March 31, 2017, our combined total adjusted leverage ratio was 3.47 to 1.0 and our interest coverage ratio was 3.68 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of March 31, 2017 and expect to remain in compliance with all of our financial debt covenants for the next twelve months following the filing of this Form 10-Q. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net cash provided by operating activities	$3,351	$10,982
Net cash used in investing activities	(296)	(496)
Net cash used in financing activities	(4,908)	(9,177)
Effect of exchange rates on cash	(61)	391
Net increase (decrease) in cash and cash equivalents	$(1,914)	$1,700

Net cash provided by operating activities. Net operating cash inflows for the three months ended March 31, 2017 were $3.4 million, consisting of a net loss of $4.9 million plus non-cash expenses of $6.1 million and net changes in working capital of $2.2 million. Non-cash expenses included depreciation, amortization and accretion, and impairment expense, among others. Non-cash expenses also included expenses attributable to the Partnership that were paid by Holdings and recorded as an equity contribution in the Partnership’s financial statements.

Net operating cash inflows for the three months ended March 31, 2016 of $11.0 million included $1.4 million of net loss, $3.0 million of non-cash expenses, and $9.4 million of net changes in working capital.

Net cash used in investing activities. Cash used in investing activities consists primarily of capital expenditures. Capital expenditures during the three months ended March 31, 2017 consisted primarily of equipment purchases, much of which was to support increasing revenues in our Pipeline Inspection Services segment’s non-destructive examination business.

Net cash used in financing activities. Financing cash outflows for the three months ended March 31, 2017 primarily consisted of $4.8 million of distributions to limited partners. Financing cash outflows for the three months ended March 31, 2016 included $4.8 million of distributions to limited partners, $0.4 million of distributions to noncontrolling interest owners, and a $4.0 million payment on our Working Capital Facility.

Working Capital

Our working capital was $51.6 million at March 31, 2017. Our PIS and IS segments have substantial working capital needs, as we generally pay our inspectors and field personnel on a weekly basis, but typically receive payment from our customers 45 to 90 days after the services have been performed. We utilize borrowings under our Credit Agreement to fund the working capital needs of these segments. These borrowings reduce the amount of credit available for other uses, such as acquisitions and growth projects, and increases interest expense, thereby reducing cash flow. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities. Our PIS segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, which has been acquiring field equipment to support its growing revenues. IS has capital needs for heavy equipment in order for it to perform hydrostatic testing procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps, and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish, and replace tubing and packers on the SWD well itself to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures were $0.1 million for the three months ended March 31, 2017 and 2016.

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional saltwater disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

We have $136.9 million of borrowings under our Credit Agreement previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, we have long-term office and other lease obligations totaling approximately $1.4 million, payable through calendar year 2042.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet or hedging arrangements.

Critical Accounting Policies

Our critical accounting policies are consistent with those disclosed in Note 2 included in our audited financial statements as of and for the year ended December 31, 2016 included in our Form 10-K and also as outlined in Note 2 of our unaudited condensed financial statements as of for the three months ended March 31, 2017 included in our Form 10-Q.

Recent Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation in March 2016. This ASU gives entities the option to account for forfeitures of share-based awards when the forfeitures occur (previously, entities were required to estimate future forfeitures and reduce their share-based compensation expense accordingly). We adopted this new standard on January 1, 2017 and elected to account for forfeitures when they occur. The adoption of this ASU had no significant effect on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to test goodwill for impairment. We adopted this new standard effective January 1, 2017. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted include:

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. We will be required to adopt this standard in 2018 and to apply its provisions either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application (modified retrospective method). Although we continue to evaluate the financial impact of this ASU on the Partnership, we currently plan to adopt this standard utilizing the modified retrospective method and do not anticipate that the adoption of this ASU will materially impact our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Partnership’s exposure to market risk since December 31, 2016.

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

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports filed under the Exchange Act is accumulated and communicated to management, including the Partnership’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Stuart v. TIR

In July 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members. TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities. The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares and are seeking compensatory and punitive damages. The Partnership anticipates no disruption in its business operations related to this action.

Flatland Resources v. CES LLC

In September 2015, Flatland Resources I, LLC and Flatland Resources II, LLC, two of our management services customers (under common ownership) initiated a civil action in the District Court for the McKenzie County District of the State of North Dakota against CES LLC. The customers claimed that CES LLC breached the management agreements and interfered with their business relationships, and sought to rescind the management agreements and recover any damages. In the first quarter of 2017, CES received a cash payment and other consideration and the parties settled the matter and dismissed all associated claims.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 12, 2017.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer