Form 10-Q
period 2017-06-30
Cypress Energy Partners, L.P.
filed 2017-08-14
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and "emerging growth company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period fro complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

The registrant’s common units began trading on the New York Stock Exchange on January 15, 2014.

As of August 7, 2017, the registrant had 11,882,794 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:        None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly owned subsidiary of the Partnership;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 47.2% of our outstanding common units;

●	“IS” refers to our Integrity Services business segment;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“PIS” refers to our Pipeline Inspection Services business segment;

●	“TIR Entities” refers collectively to TIR LLC and its subsidiaries, TIR-Canada, and TIR-NDE, all wholly owned subsidiaries of CEP LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

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

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2017 and December 31, 2016
(in thousands, except unit data)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$22,467	$26,693
Trade accounts receivable, net	43,293	38,482
Prepaid expenses and other	1,633	1,042
Total current assets	67,393	66,217
Property and equipment:
Property and equipment, at cost	20,019	22,459
Less: Accumulated depreciation	7,977	7,840
Total property and equipment, net	12,042	14,619
Intangible assets, net	26,880	29,624
Goodwill	55,371	56,903
Other assets	204	149
Total assets	$161,890	$167,512

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,434	$1,690
Accounts payable - affiliates	2,298	1,638
Accrued payroll and other	10,702	7,585
Income taxes payable	209	1,011
Total current liabilities	15,643	11,924
Long-term debt	135,993	135,699
Deferred tax liabilities	—	362
Asset retirement obligations	161	139
Total liabilities	151,797	148,124

Commitments and contingencies - Note 9

Owners’ equity:
Partners’ capital:
Common units (11,882,794 and 5,945,348 units outstanding at June 30, 2017 and December 31, 2016, respectively)	34,747	(7,722)
Subordinated units (5,913,000 units outstanding at December 31, 2016)	—	50,474
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,518)	(2,538)
Total partners’ capital	6,353	14,338
Noncontrolling interests	3,740	5,050
Total owners’ equity	10,093	19,388
Total liabilities and owners’ equity	$161,890	$167,512

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$74,567	$72,311	$139,289	$145,785
Costs of services	65,958	64,946	124,351	130,660
Gross margin	8,609	7,365	14,938	15,125

Operating costs, expenses and other:
General and administrative	5,329	5,560	10,439	11,749
Depreciation, amortization and accretion	1,206	1,246	2,377	2,471
Impairments	—	10,530	3,598	10,530
(Gains) losses on asset disposals and insurance recoveries, net	(113)	—	(113)	—
Operating income (loss)	2,187	(9,971)	(1,363)	(9,625)

Other (expense) income:
Interest expense, net	(1,795)	(1,619)	(3,504)	(3,237)
Foreign currency gains	267	—	267	—
Other, net	60	24	105	47
Net income (loss) before income tax expense	719	(11,566)	(4,495)	(12,815)
Income tax expense (benefit)	222	50	(71)	162
Net income (loss)	497	(11,616)	(4,424)	(12,977)

Net loss attributable to noncontrolling interests	(133)	(4,612)	(1,298)	(4,979)
Net income (loss) attributable to partners / controlling interests	630	(7,004)	(3,126)	(7,998)

Net loss attributable to general partner	(829)	(2,967)	(1,750)	(3,935)
Net income (loss) attributable to limited partners	$1,459	$(4,037)	$(1,376)	$(4,063)

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$1,459	$(2,021)	$(1,376)	$(2,034)
Subordinated unitholders	—	(2,016)	—	(2,029)
	$1,459	$(4,037)	$(1,376)	$(4,063)

Net income (loss) per common limited partner unit
Basic	$0.12	$(0.34)	$(0.13)	$(0.34)
Diluted	$0.12	$(0.34)	$(0.13)	$(0.34)

Net loss per subordinated limited partner unit - basic and diluted	$—	$(0.34)	$—	$(0.34)

Weighted average common units outstanding
Basic	11,880,452	5,929,735	10,404,026	5,926,451
Diluted	12,002,538	5,929,735	10,404,026	5,926,451

Weighted average subordinated units outstanding - basic and diluted	—	5,913,000	1,470,083	5,913,000

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2017 and 2016
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$497	$(11,616)	$(4,424)	$(12,977)
Other comprehensive income (loss) - foreign currency translation	(42)	(2)	20	586

Comprehensive income (loss)	$455	$(11,618)	$(4,404)	$(12,391)

Comprehensive loss attributable to noncontrolling interests	(133)	(4,612)	(1,298)	(4,979)
Comprehensive loss attributable to general partner	(829)	(2,967)	(1,750)	(3,935)

Comprehensive income (loss) attributable to limited partners	$1,417	$(4,039)	$(1,356)	$(3,477)

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(in thousands)
	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(4,424)	$(12,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	2,913	2,907
Impairments	3,598	10,530
(Gains) losses on asset disposals and insurance recoveries	(308)	(2)
Interest expense from debt issuance cost amortization	294	282
Equity-based compensation expense	766	507
Equity in earnings of investee	(57)	(30)
Distributions from investee	—	63
Deferred tax benefit, net	(358)	(12)
Non-cash allocated expenses	1,750	1,935
Foreign currency gains	(267)	—
Changes in assets and liabilities:
Trade accounts receivable	(4,727)	1,746
Prepaid expenses and other	(586)	913
Accounts payable and accrued payroll and other	3,920	6,206
Income taxes payable	(802)	(318)
Net cash provided by operating activities	1,712	11,750

Investing activities:
Proceeds from fixed asset disposals, including insurance proceeds	1,578	4
Purchase of property and equipment	(380)	(644)
Net cash provided by (used in) investing activities	1,198	(640)

Financing activities:
Repayment of long-term debt	—	(4,000)
Taxes paid related to net share settlement of equity-based compensation	(77)	(47)
Contribution attributable to general partner	—	2,000
Distributions to limited partners	(7,318)	(9,622)
Distributions to noncontrolling members	(12)	(367)
Net cash used in financing activities	(7,407)	(12,036)

Effect of exchange rates on cash	271	392

Net decrease in cash and cash equivalents	(4,226)	(534)
Cash and cash equivalents, beginning of period	26,693	24,150
Cash and cash equivalents, end of period	$22,467	$23,616

Non-cash items:
Changes in accounts payable excluded from capital expenditures	$473	$188

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statement of Owners’ Equity
For the Six Months Ended June 30, 2017
(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2016	$(25,876)	$(7,722)	$50,474	$(2,538)	$5,050	$19,388
Net loss for the period January 1, 2017 through June 30, 2017	(1,750)	(1,376)	—	—	(1,298)	(4,424)
Foreign currency translation adjustment	—	—	—	20	—	20
Contributions attributable to general partner	1,750	—	—	—	—	1,750
Distributions to partners	—	(4,913)	(2,405)	—	—	(7,318)
Distributions to noncontrolling interests	—	—	—	—	(12)	(12)
Conversion of Subordinated Units to Common Units	—	48,111	(48,111)	—	—	—
Equity-based compensation	—	724	42	—	—	766
Taxes paid related to net share settlement of equity-based compensation	—	(77)	—	—	—	(77)

Owners’ equity at June 30, 2017	$(25,876)	$34,747	$—	$(2,518)	$3,740	$10,093

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2016 is derived from audited financial statements.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness. The Partnership determines allowances for bad debts based on management’s assessment of the creditworthiness of the customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. In the first quarter of 2017, we received $0.3 million on accounts receivable previously reserved, which we recorded as a reduction to general and administrative expense in our Unaudited Consolidated Statements of Operations.

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

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada. Tulsa Inspection Resources – PUC, LLC, a subsidiary of our PIS segment that performs pipeline inspection services for utility customers, and Brown Integrity – PUC, LLC, a 51% owned subsidiary, have elected to be taxed as corporations for U.S. federal income tax purposes, and therefore, these subsidiaries are subject to U.S. federal and state income tax. The amounts recognized as income tax expense (benefit), income taxes payable, and deferred tax liabilities in our Unaudited Condensed Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states, most notably franchise taxes assessed by the state of Texas.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income classify as “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. Our income has met the statutory qualifying income requirement for each year since our IPO.

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

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	June 30, 2017	December 31, 2016
	(in thousands)

Accrued payroll	$8,854	$5,594
Customer deposits	1,469	1,361
Other	379	630
	$10,702	$7, 585

Foreign Currency Translation

Our Unaudited Condensed Consolidated Financial Statements are reported in U.S. dollars. We translate our Canadian-dollar-denominated assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate our Canadian-dollar-denominated revenues and expenses into U.S. dollars at the average exchange rate in effect during the period.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Our Unaudited Condensed Consolidated Balance Sheet at June 30, 2017 includes $2.5 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future, we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within Partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income.

Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Unaudited Condensed Consolidated Balance Sheets. Beginning April 1, 2017, and relating to the scale back of our Canadian operations due to the loss of a significant portion of our Canadian inspection business activity (see Note 3), we report currency translation adjustments on these intercompany payables and receivables within foreign currency gains in our Unaudited Condensed Consolidated Statements of Operations, with offsetting amounts reported within other comprehensive income (loss) in our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Subordination

With the payment of the 2016 fourth quarter distribution and the fulfillment of other requirements associated with the termination of the subordination period, the Partnership emerged from subordination effective February 14, 2017, and the 5,913,000 subordinated units converted into common units on a one-for-one basis.

New Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”):

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

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to calculate the amounts of goodwill impairments. We adopted this new standard effective January 1, 2017 in order to simplify the measurement process any future impairments of goodwill. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted, includes:

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

3.	Impairments

In the first quarter of 2017, the largest customer of TIR-Canada, the Canadian subsidiary of our PIS segment, completed a bid process and selected different service providers for its inspection projects. During the six months ended June 30, 2017, pipeline inspection services to this customer accounted for approximately $18.8 million of revenue and $1.3 million of gross margin, which represented approximately 89% of the revenues and 94% of the gross margin of our Canadian operations (and approximately 14% of our consolidated revenues and 9% of our consolidated gross margin for the six months ended June 30, 2017). In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million in the first quarter of 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names. Based on discounted cash flow calculations, which represent Level 3 non-recurring fair value adjustments, we concluded the fair value of the customer relationships and trade names was zero, and thus, have written off the full amounts. We continue to perform inspection and integrity work for customers in Canada (including integrity work for the customer referred to above).

In the first quarter of 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our SWD facilities. We have temporarily shut down the operations at this facility because of low volumes due to competition in the area and due to low levels of exploration and production activity near the facility. Because of the decline in revenues and the temporary shutdown of the facility, we performed a discounted cash flow calculation, which represents a Level 3 non-recurring fair value adjustment, concluding that the fair value of the facility was limited to the fair value of the land. As such, we recorded an impairment to reduce the carrying value of the facility to $0.1 million in the first quarter of 2017, all of which is attributable to land.

In the first quarter of 2017, we recorded an impairment of $1.6 million to the goodwill of our Integrity Services segment. Revenues of this segment were lower than we had expected for the first quarter of 2017. In addition, for this segment, the level of bidding activity for work is typically high in March and April, once customers have finalized their budgets for the upcoming year. While we won bids on a number of projects and our backlog began to improve, the improvement in the backlog had been slower than we had originally anticipated and we revised downward our expectations of the near-term operating results of the segment. For our goodwill impairment assessment, we calculated an estimated fair value of the Integrity Services segment using a discounted cash flow analysis. We prepared two calculations of cash flows for the next twelve months, one of which represented our estimate of the high end of the range of probable cash flows and the other of which represented our estimate of the low range of probable cash flows. We estimated cash flows for the following four years assuming a 2% increase in each succeeding year, to account for estimated inflation, and calculated a terminal value using a Gordon Growth model. We then discounted the future cash flows at a discount rate of 18%. The mid-point of the estimated fair values produced by these two calculations indicated that a full impairment of the value of the goodwill of the Integrity Services segment was warranted. These calculations represent Level 3 non-recurring fair value measurements. If anticipated operating results in this segment do not meet expectations, it is possible that finite-lived intangibles may also become impaired in the future.

In January 2017, a lightning strike at our Orla SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. As a result, we wrote off the net book value of the surface equipment ($1.3 million) of the facility and recorded a receivable in prepaid expenses and other on our Unaudited Condensed Consolidated Balance Sheet related to a property insurance policy we carried on the property. In May 2017, we received $1.6 million of insurance proceeds. We recorded a gain of $0.3 million in gain (loss) on asset disposals and insurance recoveries, net on our Unaudited Condensed Consolidated Statement of Operations in the second quarter of 2017 for the difference between the proceeds received and the net book value of the property that was destroyed. During the six months ended June 30, 2017 we incurred approximately $0.2 million of temporary setup costs associated with this incident that are not recoverable through insurance. These expenses were originally recorded in costs of services in the first quarter of 2017 and have been reclassified to gain (loss) on asset disposals and insurance recoveries, net in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2017 in connection with the receipt of the insurance proceeds. We have also incurred certain cleanup costs associated with the incident that are recoverable from insurance policies, and we have recorded a receivable of $0.2 million within prepaid expenses and other on our Condensed Consolidated Balance Sheet at June 30, 2017 related to the expected recovery from these insurance policies.

In July 2017, a lightning strike at our Grassy Butte SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. As a result of previously-recorded impairments, the net book value of the property, plant and equipment at this facility was $0 at the time of the fire. We believe that the property damage associated with the lightning strike and fire is covered by insurance, although we do not yet know the extent or timing of any insurance reimbursement for the losses incurred at this facility.  Any such insurance recoveries will be recorded as gains in the periods in which they are received.

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

Outstanding borrowings at June 30, 2017 and December 31, 2016 under the Credit Agreement were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)

Working Capital Facility	$48,000	$48,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	(907)	(1,201)
Long-term debt	$135,993	$135,699

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 4.97% for the six months ended June 30, 2017 and 3.54% and 4.22% for the six months ended June 30, 2016. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended June 30, 2017 and 2016 was $1.7 million and $1.4 million, respectively, including commitment fees. Interest paid during the six months ended June 30, 2017 and 2016 was $3.3 million and $2.7 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2017, our combined total adjusted leverage ratio was 3.57 to 1.0 and our interest coverage ratio was 3.46 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of June 30, 2017 and expect to remain in compliance with all of our financial debt covenants for the next twelve months following the filing of this Form 10-Q. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

5. Income Taxes

The income tax expense (benefit) reported in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 differs from the statutory tax rate of 35% due to the fact that, as a partnership, we are generally not subject to U.S. federal income taxes. Our income tax provision relates primarily to our corporate subsidiaries that service public utility customers, which are subject to U.S. federal and state income taxes, our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and to certain other state income taxes, including the Texas franchise tax.

6. Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 1,182,600 common units. Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP. The fair value of the awards is determined based on the quoted market value of the publicly-traded common units at each grant date, adjusted for certain discounts. Compensation expense is recorded on a straight-line basis over the vesting period of the grant. We recorded expense of $0.8 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively related to the Unit awards.

The following table summarizes the LTIP Unit activity for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016

	Number of Units	Weighted Average Grant Date Fair Value / Unit	Number of Units	Weighted Average Grant Date Fair Value / Unit

Units at January 1	573,902	$9.86	361,698	$14.30
Units granted	246,200	$7.15	334,256	$6.34
Units vested and issued	(30,657)	$15.99	(25,657)	$8.45
Units forfeited	(21,802)	$8.21	(42,403)	$11.12
Units at June 30	767,643	$8.79	627,894	$10.51

The majority of the awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. For two of the grants, which total 77,495 units, vesting is contingent upon the recipient meeting certain performance targets. Distributions are not paid on unvested Units during the vesting period. Total unearned compensation associated with the Unit awards was $4.3 million at June 30, 2017, and the awards had an average remaining life of 2.48 years.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Related-Party Transactions

Omnibus Agreement and Other Support from Holdings

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expense we incur as a result of being a publicly-traded partnership. For the three and six months ended June 30, 2017 and 2016, Holdings has provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Holdings incurred expenses of $0.8 million and $0.9 million on our behalf during the three months ended June 30, 2017 and 2016, respectively and $1.8 million and $1.9 million on our behalf during the six months ended June 30, 2017 and 2016, respectively. These expenses are reported within general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations and as contribution from general partner in the accompanying Unaudited Condensed Consolidated Statement of Owners’ Equity.

In addition to funding certain general and administrative expense on our behalf, during the second quarter of 2016, Holdings contributed $2.0 million in cash attributable to the General Partner as a reimbursement of certain expenditures previously incurred by the Partnership. This payment was recorded as an equity contribution and is reflected as a component of the net loss attributable to the general partner in the Unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2016.

Alati Arnegard, LLC

We provide management services to a 25% owned entity, Alati Arnegard, LLC (“Arnegard”). Management fee revenue earned from Arnegard totaled $0.1 million for the three month periods ended June 30, 2017 and 2016 and $0.3 million for the six month periods ended June 30, 2017 and 2016 and is recorded in other, net on the Unaudited Condensed Consolidated Statements of Operations. Accounts receivable from Arnegard were $0.2 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

8. Earnings per Unit and Cash Distributions

Our net income (loss) is attributable and allocable to several types of owners. Income attributable to noncontrolling interests represents 49% of the income of Brown and 51% of the income of CF Inspection. Income attributable to the general partner includes expenses incurred by Holdings and not charged to us. Income attributable to common and subordinated units represents the remaining net income (loss), after consideration of amounts attributable to noncontrolling interests and to the general partner; such amounts were allocated to common and subordinated units ratably based on the weighted-average number of such units outstanding during the relevant time period. In February 2017, all of the outstanding subordinated units converted into common units. Since the subordinated units did not share in the distribution of cash generated subsequent to December 31, 2016, we did not allocate any income or loss after that date to the subordinated units.

Diluted net income (loss) per common and subordinated unit includes the dilutive impact of unvested unit awards granted as share-based compensation to employees and directors. Such awards had no dilutive effect during the three months ended June 30, 2016 and the six months ended June 30, 2017 and 2016, as we incurred net losses attributable to limited partners during those periods.

The following table summarizes the cash distributions declared and paid to our limited partners since our IPO.

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 15, 2017	0.210000	2,495	1,606
August 14, 2017 (c)	0.210000	2,495	1,607
	0.826413	9,813	6,320

Total Distributions (through August 14, 2017 since IPO)	$5.182363	$61,367	$39,314

(a)	Approximately 64.4% of the Partnership’s outstanding units at June 30, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Second quarter 2017 distribution was declared and will be paid in the third quarter of 2017.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Commitments and Contingencies

Security Deposits

We have various performance obligations which are secured with short-term security deposits of $0.5 million at June 30, 2017 and December 31, 2016, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

We have employment agreements with certain members of management. These agreements provide for minimum annual compensation for specified terms, after which employment will continue on an “at will” basis. Certain agreements provide for severance payments in the event of specified termination of employment. At June 30, 2017, the aggregate commitment for future compensation and severance was approximately $0.9 million.

Compliance Audit Contingencies

Certain customer master service agreements (“MSAs”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSAs, the MSAs may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits outstanding. At June 30, 2017, the Partnership had an estimated liability of $0.1 million recorded for such contingencies.

Legal Proceedings

On July 3, 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”, the predecessor of the TIR Entities), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma (the “District Court”) against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members. TIR LLC is the successor in interest to TIR Inc., resulting from a merger of the entities. The former shareholders of TIR Inc. claim that they did not receive sufficient value for their shares and are seeking compensatory and punitive damages. We believe that the possibility of the Partnership incurring material losses as a result of this action is remote. All claims against TIR LLC have been resolved by the District Court in TIR LLC’s favor, subject to appeal to the United States Court of Appeals for the Tenth Circuit, and Plaintiffs have abandoned their claim for rescission of the merger. The remaining claims, none of which are asserted against the Partnership nor any subsidiary of the Partnership including TIR LLC, are set for trial beginning September 5, 2017.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

10. Reportable Segments

Our operations consist of three reportable segments: (i) PIS, (ii) IS and (iii) W&ES.

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

Other – These amounts represent general and administrative expense not specifically allocable to our reportable segments.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables show operating income (loss) by reportable segment and a reconciliation of segment operating income (loss) to net income (loss) before income tax expense.

	PIS	IS	W&ES	Other	Total
	(in thousands)

Three months ended June 30, 2017

Revenues	$70,154	$2,397	$2,016	$—	$74,567
Costs of services	63,384	1,969	605	—	65,958
Gross margin	6,770	428	1,411	—	8,609
General and administrative	3,065	517	575	1,172	5,329
Depreciation, amortization and accretion	579	157	470	—	1,206
(Gains) losses on asset disposals and insurance recoveries, net	18	—	(131)	—	(113)
Operating income (loss)	$3,108	$(246)	$497	$(1,172)	2,187
Interest expense, net					(1,795)
Foreign currency gains					267
Other, net					60
Net income before income tax expense					$719

Three months ended June 30, 2016

Revenues	$67,610	$2,546	$2,155	$—	$72,311
Costs of services	61,365	2,378	1,203	—	64,946
Gross margin	6,245	168	952	—	7,365
General and administrative	3,079	883	483	1,115	5,560
Depreciation, amortization and accretion	609	186	451	—	1,246
Impairments	—	8,411	2,119	—	10,530
Operating income (loss)	$2,557	$(9,312)	$(2,101)	$(1,115)	(9,971)
Interest expense, net					(1,619)
Other, net					24
Net loss before income tax expense					$(11,566)

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS	IS	W&ES	Other	Total
	(in thousands)

Six months ended June 30, 2017

Revenues	$132,302	$3,093	$3,894	$—	$139,289
Costs of services	119,985	2,873	1,493	—	124,351
Gross margin	12,317	220	2,401	—	14,938
General and administrative	6,319	963	793	2,364	10,439
Depreciation, amortization and accretion	1,178	314	885	—	2,377
Impairments	1,329	1,581	688	—	3,598
(Gains) losses on asset disposals and insurance recoveries, net	18	—	(131)	—	(113)
Operating income (loss)	$3,473	$(2,638)	$166	$(2,364)	(1,363)
Interest expense, net					(3,504)
Foreign currency gains					267
Other, net					105
Net loss before income tax expense					$(4,495)

Six months ended June 30, 2016

Revenues	$134,319	$6,804	$4,662	$—	$145,785
Costs of services	122,209	6,110	2,341	—	130,660
Gross margin	12,110	694	2,321	—	15,125
General and administrative	6,519	1,874	1,039	2,317	11,749
Depreciation, amortization and accretion	1,226	345	900	—	2,471
Impairments	—	8,411	2,119	—	10,530
Operating income (loss)	$4,365	$(9,936)	$(1,737)	$(2,317)	(9,625)
Interest expense, net					(3,237)
Other, net					47
Net loss before income tax expense					$(12,815)

Total Assets

June 30, 2017	$123,138	$9,544	$38,902	$(9,694)	$161,890

December 31, 2016	$124,840	$12,079	$38,141	$(7,548)	$167,512

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of June 30, 2017
(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$676	$15,058	$6,733	$—	$22,467
Trade accounts receivable, net	—	38,857	5,524	(1,088)	43,293
Accounts receivable - affiliates	—	15,106	—	(15,106)	—
Prepaid expenses and other	75	1,486	72	—	1,633
Total current assets	751	70,507	12,329	(16,194)	67,393
Property and equipment:
Property and equipment, at cost	—	17,017	3,002	—	20,019
Less: Accumulated depreciation	—	6,704	1,273	—	7,977
Total property and equipment, net	—	10,313	1,729	—	12,042
Intangible assets, net	—	22,744	4,136	—	26,880
Goodwill	—	53,914	1,457	—	55,371
Investment in subsidiaries	23,685	(3,264)	—	(20,421)	—
Notes receivable - affiliates	—	13,719	—	(13,719)	—
Other assets	—	179	25	—	204
Total assets	$24,436	$168,112	$19,676	$(50,334)	$161,890

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$152	$2,550	$766	$(1,034)	$2,434
Accounts payable - affiliates	11,357	—	6,047	(15,106)	2,298
Accrued payroll and other	—	10,330	426	(54)	10,702
Income taxes payable	—	141	68	—	209
Total current liabilities	11,509	13,021	7,307	(16,194)	15,643
Long-term debt	(907)	131,400	5,500	—	135,993
Notes payable - affiliates	—	—	13,719	(13,719)	—
Asset retirement obligations	—	161	—	—	161
Total liabilities	10,602	144,582	26,526	(29,913)	151,797

Owners’ equity:
Total partners’ capital	10,094	19,790	(6,850)	(16,681)	6,353
Non-controlling interests	3,740	3,740	—	(3,740)	3,740
Total owners’ equity	13,834	23,530	(6,850)	(20,421)	10,093
Total liabilities and owners’ equity	$24,436	$168,112	$19,676	$(50,334)	$161,890

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2017
(in thousands)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$65,464	$11,390	$(2,287)	$74,567
Costs of services	—	57,662	10,583	(2,287)	65,958
Gross margin	—	7,802	807	—	8,609

Operating costs, expenses and other:
General and administrative	1,173	3,344	812	—	5,329
Depreciation, amortization and accretion	—	1,049	157	—	1,206
Impairments	—	—	—	—	—
(Gains) losses on asset disposals and insurance recoveries, net	—	(120)	7	—	(113)
Operating income (loss)	(1,173)	3,529	(169)	—	2,187

Other (expense) income:
Equity earnings (loss) in subsidiaries	1,749	(392)	—	(1,357)	—
Interest expense, net	(228)	(1,380)	(187)	—	(1,795)
Foreign currency gains	—	—	197	70	267
Other, net	—	59	1	—	60
Net income (loss) before income tax expense	348	1,816	(158)	(1,287)	719
Income tax expense	—	200	22	—	222
Net income (loss)	348	1,616	(180)	(1,287)	497

Net loss attributable to noncontrolling interests	—	(133)	—	—	(133)
Net income (loss) attributable to partners / controlling interests	348	1,749	(180)	(1,287)	630

Net loss attributable to general partner	(829)	—	—	—	(829)
Net income (loss) attributable to limited partners	$1,177	$1,749	$(180)	$(1,287)	$1,459

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$64,025	$12,310	$(4,024)	$72,311
Costs of services	—	57,257	11,713	(4,024)	64,946
Gross margin	—	6,768	597	—	7,365

Operating costs and expense:
General and administrative	1,115	3,118	1,327	—	5,560
Depreciation, amortization and accretion	—	1,032	214	—	1,246
Impairments	—	2,119	8,411	—	10,530
Operating (loss)	(1,115)	499	(9,355)	—	(9,971)

Other income (expense):
Equity earnings (loss) in subsidiaries	(5,562)	(9,415)	—	14,977	—
Interest expense, net	(222)	(1,190)	(207)	—	(1,619)
Other, net	—	19	5	—	24
Net income (loss) before income tax expense	(6,899)	(10,087)	(9,557)	14,977	(11,566)
Income tax expense (benefit)	—	87	(37)	—	50
Net income (loss)	(6,899)	(10,174)	(9,520)	14,977	(11,616)

Net (loss) attributable to non-controlling interests	—	(4,612)	—	—	(4,612)
Net income (loss) attributable to controlling interests	(6,899)	(5,562)	(9,520)	14,977	(7,004)

Net (loss) attributable to general partner	(2,967)	—	—	—	(2,967)
Net income (loss) attributable to limited partners	$(3,932)	$(5,562)	$(9,520)	$14,977	$(4,037)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2017

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$115,133	$27,810	$(3,654)	$139,289
Costs of services	—	101,761	26,244	(3,654)	124,351
Gross margin	—	13,372	1,566	—	14,938

Operating costs, expenses and other:
General and administrative	2,365	6,358	1,716	—	10,439
Depreciation, amortization and accretion	—	2,044	333	—	2,377
Impairments	—	688	2,910	—	3,598
(Gains) losses on asset disposals and insurance recoveries, net	—	(120)	7	—	(113)
Operating income (loss)	(2,365)	4,402	(3,400)	—	(1,363)

Other (expense) income:
Equity earnings (loss) in subsidiaries	82	(2,890)	—	2,808	—
Interest expense, net	(453)	(2,668)	(383)	—	(3,504)
Foreign currency gains	—	—	197	70	267
Other, net	—	96	9	—	105
Net income (loss) before income tax expense	(2,736)	(1,060)	(3,577)	2,878	(4,495)
Income tax expense (benefit)	—	156	(227)	—	(71)
Net income (loss)	(2,736)	(1,216)	(3,350)	2,878	(4,424)

Net loss attributable to noncontrolling interests	—	(1,298)	—	—	(1,298)
Net income (loss) attributable to partners / controlling interests	(2,736)	82	(3,350)	2,878	(3,126)

Net loss attributable to general partner	(1,750)	—	—	—	(1,750)
Net income (loss) attributable to limited partners	$(986)	$82	$(3,350)	$2,878	$(1,376)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$126,197	$26,194	$(6,606)	$145,785
Costs of services	—	112,688	24,578	(6,606)	130,660
Gross margin	—	13,509	1,616	—	15,125

Operating costs and expense:
General and administrative	2,317	6,696	2,736	—	11,749
Depreciation, amortization and accretion	—	2,070	401	—	2,471
Impairments	—	2,119	8,411	—	10,530
Operating (loss)	(2,317)	2,624	(9,932)	—	(9,625)

Other income (expense):
Equity earnings (loss) in subsidiaries	(5,094)	(10,164)	—	15,258	—
Interest expense, net	(440)	(2,381)	(416)	—	(3,237)
Other, net	—	38	9	—	47
Net income (loss) before income tax expense	(7,851)	(9,883)	(10,339)	15,258	(12,815)
Income tax expense	—	190	(28)	—	162
Net income (loss)	(7,851)	(10,073)	(10,311)	15,258	(12,977)

Net (loss) attributable to non-controlling interests	—	(4,979)	—	—	(4,979)
Net income (loss) attributable to controlling interests	(7,851)	(5,094)	(10,311)	15,258	(7,998)

Net (loss) attributable to general partner	(3,935)	—	—	—	(3,935)
Net income (loss) attributable to limited partners	$(3,916)	$(5,094)	$(10,311)	$15,258	$(4,063)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2017

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$348	$1,616	$(180)	$(1,287)	$497
Other comprehensive income (loss) - Foreign currency translation	—	(3)	(39)	—	(42)

Comprehensive income (loss)	$348	$1,613	$(219)	$(1,287)	$455

Comprehensive loss attributable to noncontrolling interests	—	(133)	—	—	(133)
Comprehensive loss attributable to general partner	(829)	—	—	—	(829)
Comprehensive income (loss) attributable to limited partners	$1,177	$1,746	$(219)	$(1,287)	$1,417

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(6,899)	$(10,174)	$(9,520)	$14,977	$(11,616)
Other comprehensive loss - Foreign currency translation	—	—	(2)	—	(2)

Comprehensive income (loss)	$(6,899)	$(10,174)	$(9,522)	$14,977	$(11,618)

Comprehensive loss attributable to noncontrolling interests	—	(4,612)	—	—	(4,612)
Comprehensive loss attributable to general partner	(2,967)	—	—	—	(2,967)
Comprehensive income (loss) attributable to limited partners	$(3,932)	$(5,562)	$(9,522)	$14,977	$(4,039)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2017

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(2,736)	$(1,216)	$(3,350)	$2,878	$(4,424)
Other comprehensive income - Foreign currency translation	—	(59)	79	—	20

Comprehensive income (loss)	$(2,736)	$(1,275)	$(3,271)	$2,878	$(4,404)

Comprehensive loss attributable to noncontrolling interests	—	(1,298)	—	—	(1,298)
Comprehensive loss attributable to general partner	(1,750)	—	—	—	(1,750)
Comprehensive income (loss) attributable to limited partners	$(986)	$23	$(3,271)	$2,878	$(1,356)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(7,851)	$(10,073)	$(10,311)	$15,258	$(12,977)
Other comprehensive income - Foreign currency translation	—	192	394	—	586

Comprehensive income (loss)	$(7,851)	$(9,881)	$(9,917)	$15,258	$(12,391)

Comprehensive loss attributable to non-controlling interests	—	(4,979)	—	—	(4,979)
Comprehensive loss attributable to general partner	(3,935)	—	—	—	(3,935)
Comprehensive income (loss) attributable to controlling interests	$(3,916)	$(4,902)	$(9,917)	$15,258	$(3,477)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2017

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(2,736)	$(1,216)	$(3,350)	$2,878	$(4,424)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	2,311	602	—	2,913
Impairments	—	688	2,910	—	3,598
(Gain) loss on asset disposal	—	(315)	7	—	(308)
Interest expense from debt issuance cost amortization	294	—	—	—	294
Equity-based compensation expense	766	—	—	—	766
Equity in earnings of investee	—	(57)	—	—	(57)
Equity earnings in subsidiaries	(82)	2,890	—	(2,808)	—
Deferred tax benefit, net	—	(8)	(350)	—	(358)
Non-cash allocated expenses	1,750	—	—	—	1,750
Foreign currency gains	—	—	(197)	(70)	(267)
Changes in assets and liabilities:
Trade accounts receivable	—	(5,811)	685	399	(4,727)
Receivables from affiliates	—	(2,484)	—	2,484	—
Prepaid expenses and other	(73)	(529)	(40)	56	(586)
Accounts payable and accrued payroll and other	2,634	3,672	553	(2,939)	3,920
Income taxes payable	—	(826)	24	—	(802)
Net cash provided by (used in) operating activities	2,553	(1,685)	844	—	1,712

Investing activities:
Proceeds from fixed asset disposals	—	1,576	2	—	1,578
Purchases of property and equipment	—	(380)	—	—	(380)
Net cash provided by investing activities	—	1,196	2	—	1,198

Financing activities:
Taxes paid related to net share settlement of equity-based compensation	(77)	—	—	—	(77)
Distributions from subsidiaries	4,823	(4,812)	(11)	—	—
Distributions to limited partners	(7,318)	—	—	—	(7,318)
Distributions to non-controlling members	—	—	(12)	—	(12)
Net cash used in financing activities	(2,572)	(4,812)	(23)	—	(7,407)

Effects of exchange rates on cash	—	108	163	—	271

Net increase (decrease) in cash and cash equivalents	(19)	(5,193)	986	—	(4,226)
Cash and cash equivalents, beginning of period	695	20,251	5,747	—	26,693
Cash and cash equivalents, end of period	$676	$15,058	$6,733	$—	$22,467

Non-cash items:
Changes in accounts payable excluded from capital expenditures	$—	$473	$—	$—	$473

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(7,851)	$(10,073)	$(10,311)	$15,258	$(12,977)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	2,251	656	—	2,907
Impairments	—	2,119	8,411	—	10,530
Gain on asset disposal	—	—	(2)	—	(2)
Interest expense from debt issuance cost amortization	282	—	—	—	282
Equity-based compensation expense	507	—	—	—	507
Equity in earnings of investee	—	(30)	—	—	(30)
Distributions from investee	—	63	—	—	63
Equity earnings in subsidiaries	5,094	10,164	—	(15,258)	—
Deferred tax benefit, net	—	(38)	26	—	(12)
Non-cash allocated expenses	1,935	—	—	—	1,935
Changes in assets and liabilities:
Trade accounts receivable	—	(1,304)	540	2,510	1,746
Receivables from affiliates	—	(1,524)	—	1,524	—
Prepaid expenses and other	(75)	679	155	154	913
Accounts payable and accrued payroll and other	(28)	7,868	2,589	(4,223)	6,206
Income taxes payable	—	(268)	(85)	35	(318)
Net cash provided by (used in) operating activities	(136)	9,907	1,979	—	11,750

Investing activities:
Proceeds from fixed asset disposals	—	—	4	—	4
Purchases of property and equipment	—	(446)	(198)	—	(644)
Net cash used in investing activities	—	(446)	(194)	—	(640)

Financing activities:
Repayments of long-term debt	—	(4,000)	—	—	(4,000)
Taxes paid related to net share settlement of equity awards	(47)	—	—	—	(47)
Contribution attributable to general partner	2,000	—	—	—	2,000
Distributions from subsidiaries	9,622	(9,239)	(383)	—	—
Distributions to limited partners	(9,622)	—	—	—	(9,622)
Distributions to non-controlling members	—	—	(367)	—	(367)
Net cash provided by (used in) financing activities	1,953	(13,239)	(750)	—	(12,036)

Effects of exchange rates on cash	—	191	201	—	392

Net increase (decrease) in cash and cash equivalents	1,817	(3,587)	1,236	—	(534)
Cash and cash equivalents, beginning of period	378	19,570	4,202	—	24,150
Cash and cash equivalents, end of period	$2,195	$15,983	$5,438	$—	$23,616

Non-cash items:
Accrued capital expenditures	$—	$140	$48	$—	$188

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection Services (“PIS”) segment is comprised of our investment in the TIR Entities; (2) our Integrity Services (“IS”) segment, made up of our 51% ownership investment in Brown and; (3) our Water and Environmental Services (W&ES”) segment, comprised of our investments in various salt water disposal (“SWD”) facilities and activities related thereto. The financial information for PIS, IS and W&ES included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2016.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry. We provide independent pipeline inspection and integrity services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors in our PIS and IS segments throughout the United States and Canada. The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment. We operate ten SWD facilities, eight of which are located in the Bakken Shale region of the Williston Basin in North Dakota and two of which are located in the Permian Basin in west Texas. We also have a management agreement in place to provide staffing and management services to an SWD facility in the Bakken Shale region (a facility in which we own a 25% interest). W&ES customers are oil and natural gas E&P companies and trucking companies operating in the regions that we serve. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of June 30, 2017, Holdings owns approximately 58.6% of the Partnership, while affiliates of Holdings own approximately 5.8% of the Partnership, for a total ownership percentage of the Partnership of approximately 64.4% by Holdings and its affiliates. Holdings’ ownership group also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”).

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expense we incur as a result of being a publicly traded partnership. For the three and six months ended June 30, 2017 and 2016, Holdings provided sponsor support to us by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Holdings incurred expenses of $0.8 million and $1.0 million on our behalf for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $1.9 million on our behalf for the six months ended June 30, 2017 and 2016, respectively. These expenses are reported within general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations and as contribution from general partner in the accompanying Unaudited Condensed Consolidated Statement of Owners’ Equity.  In addition to funding certain general and administrative expense on our behalf, during the second quarter of 2016, Holdings contributed $2.0 million in cash attributable to the General Partner as a reimbursement of certain expenditures previously incurred by the Partnership. This payment was recorded as an equity contribution and is reflected as a component of the net loss attributable to the general partner in the Unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2016.

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

Outlook

Overall

For each of our business segments, revenues, margins, and margin percentages were higher in the second quarter of 2017 than they were in the first quarter of 2017. This is consistent with the seasonality inherent in our business, in which the first quarter of each year is generally the slowest phase of the annual business cycle primarily due to weather conditions and the annual business cycles of our customers as they are developing and finalizing expenditure budgets.

For our PIS segment, headcount was higher in the second quarter of 2017 than it was in the first quarter of 2017 or in the second quarter of 2016. We believe market activity is beginning to increase, as we believe our inspection clients are starting new projects and increasing their spending on maintenance and integrity work that was deferred when possible during the recent industry downturn. We have continued to invest in our nondestructive examination business, as this business typically generates higher margins than our legacy inspection business. We expect revenues of our Canadian operations to be much lower in the near future than they have been in the recent past, due to the loss of our largest Canadian customer at the end of the second quarter.

Revenues of our IS segment were significantly higher in the second quarter of 2017 than they were in the first quarter of 2017, as we began to win bids for a number of projects. We continue to bid on numerous opportunities in an effort to increase our backlog. Earlier in 2017, we hired new business development personnel to assist in these efforts.

Revenues of our W&ES segment were modestly higher in second quarter 2017 than in first quarter 2017, although revenues in the second quarter of 2017 were lower than those of the same quarter in the prior year. Two of our facilities are located in the Permian basin, which has experienced an increase in production activity. The remainder of our facilities are in the Bakken region, where the recovery of production activity has been slower. In both regions, a significant number of wells have been drilled but not yet completed; once producers complete these wells, we expect to have the opportunity to generate additional volumes and revenues.

We continue to evaluate acquisition opportunities, some of which are exclusive and in the latter stages of negotiation, across our business segments, as well as other traditional midstream opportunities. Our general partner and its affiliates remain willing to deploy capital to assist us in acquiring assets that might be larger than what we can currently acquire on our own, with plans to offer those assets to us as “drop-down” opportunities.

Pipeline Inspection Services

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

The downturn in energy prices required many of our customers that rely more heavily on commodity prices to focus on reducing their operating costs. Several clients have sought to reduce the rates paid to inspectors to reduce their inspection costs. We have recently renewed several sizable existing contracts and are bidding on several new contracts. However, we continue to see certain of our customers’ projects slipping past original start dates as a result of permitting or other delays and were informed in the second quarter that we were not a successful bidder on a proposal to perform inspection services for a customer that represented a majority of the revenues of our Canadian operations.

Integrity Services

Brown had a difficult year in 2016, which forced us to implement aggressive measures to manage and reduce its cost structure. We have recently hired some business development personnel who are focused on the potential synergies that may develop between IS and our other current customers, as well as the growth and nurture of its historical, ongoing business. Brown operated in 13 states during 2016, compared with almost 40 states that the TIR Entities (through our PIS segment) operated in throughout 2016. Although Brown’s revenues were low during the first quarter of 2017, the backlog began to improve in the second quarter of 2017.

Water and Environmental Services

In our W&ES segment, the decline in the market price of crude oil which began in 2014 had an adverse impact on our revenues over the last two years. The resultant slowdown in exploration and production activity led to lower volumes, and lower commodity prices led to lower revenues from sales of crude oil we recovered from the water we processed. In addition, many of our E&P customers requested pricing concessions to help them cope with the lower commodity prices. In the majority of the basins in the country, new SWD facilities were developed to support previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing. Rig activity has increased significantly in the Permian Basin during 2017, but has increased at a slower rate in the Bakken since its low point in the first half of 2016. We have always focused on produced water rather than flowback water and therefore we believe we have been less impacted than many of our competitors. We are clearly being impacted by lower water volumes in the markets we serve, lower skim oil volumes as our flowback volumes decline, lower per-barrel water pricing and lower per-barrel oil pricing. In the second quarter of 2016, we took aggressive actions to reduce operating costs in an effort to offset the financial impact of continued depressed market volumes and prices and continue to see the positive results of those actions. Additionally, we continue to focus on piped water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production. Piped water continues to represent a growing percentage of our total volume. We also provide management services for an SWD facility in which we own a 25% interest.

We will continue to actively pursue the right acquisition opportunities with the same discipline that protected the Partnership during a heated market in 2014 and 2013 that drove up valuations to unsustainable levels. We also continue to evaluate and compete for some interesting opportunities for pipelines and SWDs directly with E&P companies seeking to monetize their midstream assets.

Despite the low oil and gas commodity prices of recent years, we have maintained positive operating cash flows throughout 2016 and the first six months of 2017 and expect to continue generating positive operating cash flows throughout the remainder of 2017. We continue to work collaboratively with our customers to help them address the volatility in commodity prices and their need to reduce operating expenses until prices stabilize. We also continue to carefully evaluate market pricing on a facility-by-facility basis. In January 2017, one of our facilities was struck by lightning. The downhole facilities were not damaged and we had insurance covering the surface facilities with a reasonable deductible. We do not carry business interruption insurance given its costs, waiting periods, and coverages. Within two weeks, the facility re-opened with temporary surface facilities. We have begun the process of designing and evaluating new surface facility configurations that will be implemented with insurance proceeds.

In July 2017, a lightning strike at our Grassy Butte SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. We believe that the property damage associated with the lightning strike and fire is covered by insurance, although we do not yet know the extent or timing of any insurance reimbursement for the losses incurred at the facility.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Revenues	$74,567	$72,311	$139,289	$145,785
Costs of services	65,958	64,946	124,351	130,660
Gross margin	8,609	7,365	14,938	15,125

Operating costs and expense:
General and administrative - segment	4,157	4,445	8,075	9,432
General and administrative - corporate	1,172	1,115	2,364	2,317
Depreciation, amortization and accretion	1,206	1,246	2,377	2,471
Impairments	—	10,530	3,598	10,530
(Gains) losses on asset disposals and insurance recoveries, net	(113)	—	(113)	—
Operating income (loss)	2,187	(9,971)	(1,363)	(9,625)

Other income (expense):
Interest expense, net	(1,795)	(1,619)	(3,504)	(3,237)
Foreign currency gains	267	—	267	—
Other, net	60	24	105	47
Net income (loss) before income tax expense	719	(11,566)	(4,495)	(12,815)
Income tax expense (benefit)	222	50	(71)	162
Net income (loss)	497	(11,616)	(4,424)	(12,977)

Net loss attributable to non-controlling interests	(133)	(4,612)	(1,298)	(4,979)
Net income (loss) attributable to partners / controlling interests	630	(7,004)	(3,126)	(7,998)

Net loss attributable to general partner	(829)	(2,967)	(1,750)	(3,935)
Net income (loss) attributable to limited partners	$1,459	$(4,037)	$(1,376)	$(4,063)

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

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense increased from 2016 to 2017 primarily due to an increase in interest rates. Average debt outstanding during the six months ended June 30, 2017 and 2016 was $136.9 million and $137.7 million, respectively. The average interest rate on our borrowings has increased from 4.05% in the six months ended June 30, 2016 to 4.48% in the six months ended June 30, 2017.

Other, net. Other income includes income associated with our 25% interest in an SWD facility, which we account for under the equity method.

Foreign currency gains. During the three months ended June 30, 2017, we recorded $0.3 million of income associated with currency translation adjustments on intercompany balances among our consolidated subsidiaries that were previously recorded in other comprehensive loss on our Unaudited Condensed Consolidated Statement of Owners' Equity.

Income tax expense. Income tax expense includes income taxes related to two of our taxable corporate subsidiaries in the United States and one taxable corporate subsidiary in Canada (two in our PIS segment and one in our IS segment), as well as business activity, gross margin, and franchise taxes incurred in certain states. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. We incurred net losses related to our taxable entities (as described) during the first half of 2017, and as a result, we recorded a net tax benefit for the six months ended June 30, 2017.

Net loss attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interest in our Unaudited Condensed Consolidated Statements of Operations.

Net loss attributable to general partner. The net loss attributable to the general partner during the three and six months ended June 30, 2017 and 2016 consists of expenses that Holdings incurred on our behalf. Since Holdings did not charge us for these expenses, we recorded these expenses as an equity contribution from our general partner. The net loss attributable to the general partner in the three and six months ended June 30, 2016 also includes $2.0 million of cash support provided by the General Partner.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$70,154		$67,610		$2,544	3.8%
Costs of services	63,384		61,365		2,019	3.3%
Gross margin	6,770	9.7%	6,245	9.2%	525	8.4%

General and administrative	3,065	4.4%	3,079	4.6%	(14)	(0.5)%
Depreciation, amortization and accretion	579	0.8%	609	0.9%	(30)	(4.9)%
(Gains) losses on asset disposals and insurance recoveries, net	18	0.0%	—	0.0%	18
Operating income	$3,108	4.4%	$2,557	3.8%	$551	21.5%

Operating Data
Average number of inspectors	1,186		1,134		52	4.6%
Average revenue per inspector per week	$4,550		$4,586		$(36)	(0.8)%
Revenue variance due to number of inspectors					$3,076
Revenue variance due to average revenue per inspector					$(532)

Revenues. Revenues increased $2.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to an increase in the average number of inspectors engaged (an increase of 52 inspectors accounting for a $3.1 million revenue increase), partially offset by a reduction in the average revenue billed for each inspector (accounting for a $0.5 million revenue decrease).

We continue to focus on areas of inspection that are less impacted by economic conditions, such as maintenance projects and projects associated with public utility companies, to help mitigate the decline in revenues associated with new construction projects. Revenues of our nondestructive examination service line increased by $1.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Costs of services. Costs of services increased $2.0 million during the three months ended June 30, 2017 compared to the three months ended March 31, 2016, due to the increase in the average number of inspectors in the field.

Gross margin. Gross margin increased $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increased business activity and increased margin percentage. The gross margin percentage improved to 9.7% for the three months ended June 30, 2017 from 9.2% for the three months ended June 30, 2016. The increase in gross margin percentage is due to changes in the mix of services provided. During the three months ended June 30, 2017, we generated more revenues from our nondestructive examination service line, which typically generates higher margins.

General and administrative. General and administrative expense remained relatively consistent from the second quarter of 2016 to the second quarter of 2017.

Depreciation and amortization. Depreciation and amortization expense during the three months ended June 30, 2017 was not significantly different from depreciation and amortization expense during the three months ended June 30, 2016.

Operating income. Operating income increased $0.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher gross margin during the three months ended June 30, 2017 of $0.5 million.

The following table summarizes the operating results of the PIS segment for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$132,302		$134,319		$(2,017)	(1.5)%
Costs of services	119,985		122,209		(2,224)	(1.8)%
Gross margin	12,317	9.3%	12,110	9.0%	207	1.7%

General and administrative	6,319	4.8%	6,519	4.9%	(200)	(3.1)%
Depreciation, amortization and accretion	1,178	0.9%	1,226	0.9%	(48)	(3.9)%
Impairments	1,329	1.0%	—	0.0%	1,329
(Gains) losses on asset disposals and insurance recoveries, net	18	0.0%	—	0.0%	18
Operating income	$3,473	2.6%	$4,365	3.2%	$(892)	(20.4)%

Operating Data
Average number of inspectors	1,135		1,132		3	0.3%
Average revenue per inspector per week	$4,508		$4,564		$(56)	(1.2)%
Revenue variance due to number of inspectors					$350
Revenue variance due to average revenue per inspector					$(2,367)

Revenues. Revenues decreased $2.0 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a decrease in the average revenue billed for each inspector (which accounted for $2.4 million of the revenue decrease), partially offset by an increase in the average number of inspectors.

We continue to focus on areas of inspection that are less impacted by economic conditions, such as maintenance projects and projects associated with public utility companies, to help mitigate the decline in revenues associated with new construction projects. Revenues of our nondestructive examination service line increased by $2.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The decline in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector per year are expected, given that we charge different rates for different types of inspectors and different types of inspection services. Competition remains strong in the industry which continues to exert downward pressure on rates.

Costs of services. Costs of services decreased $2.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to changes in customer mix.

Gross margin. Gross margin increased $0.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The gross margin percentage improved to 9.3% for the six months ended June 30, 2017 from 9.0% for the six months ended June 30, 2016. The increase in gross margin percentage is due to changes in the mix of services provided. During the six months ended June 30, 2017, we generated more revenues from our nondestructive examination service line, which typically generates higher margins.

General and administrative. General and administrative expense decreased $0.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lower compensation and benefits expense.

Depreciation and amortization. Depreciation and amortization expense during the six months ended June 30, 2017 was not significantly different from depreciation and amortization expense during the three months ended June 30, 2016.

Impairments. During the first quarter of 2017, the largest customer of our Canadian subsidiary completed a bid process and selected different service providers for its inspection contracts. In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million in the first quarter of 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names.

Operating income. Operating income decreased by $0.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to $1.3 million of impairments and a $0.2 million decrease in general and administrative expense for the six months ended June 30, 2017, partially offset by decreased general and administrative expense of $0.2 million and increased gross margin  of $0.2 million for the six months ended June 30, 2017.

Integrity Services (IS)

The following table summarizes the results of the IS segment for the six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$2,397		$2,546		$(149)	(5.9)%
Costs of services	1,969		2,378		(409)	(17.2)%
Gross margin	428	17.9%	168	6.6%	260	154.8%

General and administrative	517	21.6%	883	34.7%	(366)	(41.4)%
Depreciation, amortization and accretion	157	6.5%	186	7.3%	(29)	(15.6)%
Impairments	—	0.0%	8,411	330.4%	(8,411)	(100.0)%
Operating loss	$(246)	(10.3)%	$(9,312)	(365.8)%	$9,066	(97.4)%

Operating Data
Average number of field personnel	18		21		(3)	(14.3)%
Average revenue per field personnel per week	$10,244		$9,326		$918	9.8%
Revenue variance due to number of field personnel					$(400)
Revenue variance due to average revenue per field personnel					$251

Revenue. Revenues decreased approximately $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an approximately $0.4 million decrease in the average number of field personnel engaged in customer projects as customer demand for testing continues to be soft, partially offset by an increase in the average revenue per field personnel of $0.3 million. Revenues during the three months ended June 30, 2017 continued to be adversely affected by a slowdown in new projects by IS customers and by the loss of key business development employees of the Partnership during 2016.

Costs of services. Cost of services decreased approximately $0.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a continued slowdown in business activity and cost reduction measures implemented throughout 2016.

Gross margin. Gross margin increased approximately $0.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The employees of the IS segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the PIS segment who perform work in the field, most of whom only earn wages when they are performing work for a customer, and whose wages are primarily variable costs). As a result, changes in cost of services are not directly commensurate with the changes in revenues over the same periods due to the fixed compensation component included in costs of services. The decrease in cost of services from the three months ended June 30, 2016 to the three months ended June 30, 2017 was greater than the decrease in revenue during the same periods due to cost reduction measures implemented during 2016.

General and administrative. General and administrative expense primarily includes compensation expense for office employees and general office expenses. These expenses decreased by $0.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to cost-cutting measures we implemented in response to the current low-revenue environment. These measures included the closure of one of two office locations in Texas.

Depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the three months ended June 30, 2017 was not significantly different from depreciation and amortization expense during the three months ended June 30, 2016.

Impairments. During the second quarter of 2016, we recorded an impairment of $8.4 million to goodwill due to the depressed energy economy and its resulting impact on our IS segment.

Operating loss. Operating loss decreased by $9.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to goodwill impairment of $8.4 million recognized in the second quarter of 2016, and a $0.3 million increase in gross margin, and a $0.4 million decrease in general and administrative expense for the three months ended June 30, 2017.

The following table summarizes the results of the IS segment for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$3,093		$6,804		$(3,711)	(54.5)%
Costs of services	2,873		6,110		(3,237)	(53.0)%
Gross margin	220	7.1%	694	10.2%	(474)	(68.3)%

General and administrative	963	31.1%	1,874	27.5%	(911)	(48.6)%
Depreciation, amortization and accretion	314	10.2%	345	5.1%	(31)	(9.0)%
Impairments	1,581	51.1%	8,411	123.6%	(6,830)	(81.2)%
Operating loss	$(2,638)	(85.3)%	$(9,936)	(146.0)%	$7,298	(73.5)%

Operating Data
Average number of field personnel	17		24		(7)	(29.2)%
Average revenue per field personnel per week	$7,036		$10,904		$(3,868)	(35.5)%
Revenue variance due to number of field personnel					$(1,312)
Revenue variance due to average revenue per field personnel					$(2,399)

Revenue. Revenue decreased approximately $3.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Approximately $1.3 million of the decrease was due to a decrease in the average number of field personnel engaged in customer projects and approximately $2.4 million of the decrease was due to a decrease in the average revenue per field personnel. Revenue during the six months ended June 30, 2017, particularly in the first quarter of 2017, were adversely affected by a slowdown in new projects by IS customers and by the loss of key business development employees of the Partnership during 2016.

Costs of services. Cost of services decreased approximately $3.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the continued slowdown in business activity consistent with the decrease in revenues and cost reduction measures implemented throughout 2016.

Gross margin. Gross margin decreased approximately $0.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The employees of the IS segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the PIS segment who perform work in the field, most of whom only earn wages when they are performing work for a customer, and whose wages are primarily variable costs). The decrease in cost of services was not directly commensurate with the decrease in revenues over the same period, due to the fixed compensation component included in costs of services.

General and administrative. General and administrative expense primarily includes compensation expense for office employees and general office expenses. These expenses decreased by $0.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to cost-cutting measures we implemented in response to the continued low-revenue environment. These measures included the closure of one of two office locations in Texas.

Depreciation and amortization. Depreciation expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the six months ended June 30, 2017 was not significantly different from depreciation and amortization expense during the six months ended June 30, 2016.

Impairments. During the first quarter of 2017, we recorded an impairment of $1.6 million to goodwill. During the six months ended June 30, 2016, we recorded an impairment of $8.4 million to goodwill. As of March 31, 2017, goodwill in this segment has been fully impaired.

Operating loss. Operating loss decreased by $7.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $6.8 million decrease in goodwill impairment and a $0.9 million decrease in general and administrative expense for the six months ended June 30, 2017, partially offset by a $0.5 million decrease in gross margin for the same period.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$2,016		$2,155		$(139)	(6.5)%
Costs of services	605		1,203		(598)	(49.7)%
Gross margin	1,411	70.0%	952	44.2%	459	48.2%

General and administrative	575	28.5%	483	22.4%	92	19.0%
Depreciation, amortization and accretion	470	23.3%	451	20.9%	19	4.2%
Impairments	—	0.0%	2,119	98.3%	(2,119)	(100.0)%
(Gains) losses on asset disposals and insurance recoveries, net	(131)	-6.5%	—	0.0%	(131)
Operating income (loss)	$497	24.7%	$(2,101)	(97.5)%	$2,598	(123.7)%

Operating Data
Total barrels of saltwater disposed	2,966		3,283		(317)	(9.7)%
Average revenue per barrel disposed (a)	$0.68		$0.66		$0.02	4.0%
Revenue variance due to barrels disposed					$(208)
Revenue variance due to revenue per barrel					$69

(a)	Average revenue per barrel disposed is calculated by dividing revenue (which includes disposal revenues, residual oil sales, and management fees) by the total barrels of saltwater disposed.

Revenue. Revenues decreased by $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a 9.7% decrease in the volume of saltwater disposed. The decrease in volumes was primarily due to reduced exploration and production activity in the areas where we operate, as a result of low commodity prices. Average revenue per barrel continues to remain at lower levels than we had previously experienced due to pricing pressures resulting from competition, the fact that recovered oil volumes were lower as a percentage of water volumes processed and lower selling prices for the crude oil we ultimately recovered. Oil revenue represented approximately 8.6% of total revenue during the three months ended June 30, 2017 compared to 6.6% during the three months ended June 30, 2016.

Costs of services. Costs of services decreased by $0.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.4 million decrease in employee compensation and benefit expense. The decrease in employee compensation expense resulted from cost reduction measures that we implemented in mid-2016 in response to adverse market conditions. These measures included the temporary suspension of activity at two of our facilities and investments in automation at other facilities. Cost of services during the three months ended June 30, 2017 also benefited from the reclassification during the second quarter the year of $0.2 million of costs initially recorded in the first quarter of 2017. The costs, which related to the January 2017 fire at our Orla facility, were reclassified to gains on asset disposals and insurance recoveries, net during the three months ended June 30, 2017 in connection with the receipt of the insurance proceeds and the recording of the related gain.

Gross margin. Gross margin increased $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a decrease in cost of services of $0.6 million, partially offset by a decrease in revenue of $0.1 million for the three months ended June 30, 2017.

General and administrative. General and administrative expense includes general office overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. General and administrative expense during the three months ended June 30, 2017 increased approximately $0.1 million over comparative costs for the three months ended June 30, 2016.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2017 was not significantly different from depreciation and amortization expense during the three months ended June 30, 2016.

Impairments. During the three months ended June 30, 2016, we recorded impairment charges of $2.1 million to the property, plant and equipment at one of our SWD facilities. We have experienced low volumes at this facility due to competition in the area and low levels of exploration and production activity near the facility.

(Gains) losses on asset disposals and insurance recoveries, net. During the three months ended June 30, 2017, we recorded a gain of $0.3 million upon the receipt of insurance proceeds for a property damage claim related to the January 2017 fire at our Orla facility, which was partially offset by $0.2 million of non-reimbursable costs associated with the fire.

Operating income (loss). Our W&ES segment generated operating income of $0.5 million during the three months ended June 30, 2017 compared to an operating loss of $2.1 million during the three months ended June 30, 2016. The increase in operating income (loss) was due to a decrease of $2.1 million in impairments and an increase in the gross margin of $0.5 million for the three months ended June 30, 2017.

The following table summarizes the operating results of the W&ES segment for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$3,894		$4,662		$(768)	(16.5)%
Costs of services	1,493		2,341		(848)	(36.2)%
Gross margin	2,401	61.7%	2,321	49.8%	80	3.4%

General and administrative	793	20.4%	1,039	22.3%	(246)	(23.7)%
Depreciation, amortization and accretion	885	22.7%	900	19.3%	(15)	(1.7)%
Impairments	688	17.7%	2,119	45.5%	(1,431)	(67.5)%
(Gains) losses on asset disposals and insurance recoveries, net	(131)	(3.4)%	—	0.0%	(131)
Operating income (loss)	$166	4.3%	$(1,737)	(37.3)%	$1,903	(109.6)%

Operating Data
Total barrels of saltwater disposed	5,739		6,980		(1,241)	(17.8)%
Average revenue per barrel disposed (a)	$0.68		$0.67		$0.01	2.0%
Revenue variance due to barrels disposed					$(829)
Revenue variance due to revenue per barrel					$61

(a)	Average revenue per barrel disposed is calculated by dividing revenue (which includes disposal revenues, residual oil sales, and management fees) by the total barrels of saltwater disposed.

Revenue. Revenues decreased by $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a 17.8% decrease in the volume of saltwater disposed. The decrease in volumes was primarily due to reduced exploration and production activity in the areas where we operate, as a result of low commodity prices. Average revenue per barrel continues to remain at lower levels than we had previously experienced due to pricing pressures resulting from competition. Oil revenue represented approximately 8.4% of total revenue during the six months ended June 30, 2017 compared to 5.5% during the six months ended June 30, 2016.

In addition, business activity at our facility in Orla, Texas was interrupted by a lightning strike and fire that occurred in January 2017. We re-established temporary operations within eleven days of the incident, but the incident has continued to have an adverse effect on the revenues of the facility as revenues at this facility decreased $0.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Costs of services. Costs of services decreased by $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $0.7 million decrease in employee compensation and benefit expense. The decrease in employee compensation expense resulted from cost reduction measures that we implemented in mid-2016 in response to adverse market conditions. These measures included the temporary suspension of activity at two of our facilities and investments in automation at other facilities.

Gross margin. Gross margin remained relatively consistent between the six months ended June 30, 2017 compared to the six months ended June 30, 2016. A $0.8 million decrease in revenue for the six months ended June 30, 2017 was offset by a corresponding $0.8 million decrease in costs of services for the same period.

General and administrative. General and administrative expense includes general office overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. General and administrative expense during the six months ended June 30, 2017 decreased by $0.3 million primarily due to the collection of an account receivable on which we had previously recorded a valuation allowance.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2017 was not significantly different from depreciation and amortization expense during the six months ended June 30, 2016.

Impairments. In the first quarter of 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our SWD facilities. We have experienced low volumes at this facility due to competition in the area and to low levels of exploration and production activity near the facility. In the second quarter of 2016, we recorded an impairment of $2.1 million to the property, plant and equipment at one of our SWD facilities. We continue to experience low volumes at this facility due to competition in the area and to low levels of exploration and production activity near the facility.

(Gains) losses on asset disposals and insurance recoveries, net. During the three months ended June 30, 2017, we recorded a gain of $0.3 million upon the receipt of insurance proceeds for a property damage claim related to the January 2017 fire at our Orla facility, which was partially offset by $0.2 million of non-reimbursable costs associated with the fire.

Operating income (loss). Our W&ES segment generated an operating income of $0.2 million during the six months ended June 30, 2017 compared to an operating loss of $1.7 million during the six months ended June 30, 2016. The increase in operating income (loss) was primarily due to a $1.4 million decrease in impairments and a $0.2 million decrease in general and administrative expense for the six months ended June 30, 2017.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization, and accretion expenses; income tax expense; impairments; non-cash allocated expenses; equity-based compensation expense; less other extraordinary or non-recurring items. We define Adjusted EBITDA attributable to limited partners as net income (loss) attributable to limited partners; plus interest expense attributable to limited partners; depreciation, amortization, and accretion expenses attributable to limited partners; income tax expense attributable to limited partners; impairments attributable to limited partners; non-cash allocated expenses attributable to limited partners; equity-based compensation expense attributable to limited partners; less other extraordinary or non-recurring items attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners excluding cash interest paid, cash income taxes paid, maintenance capital expenditures and other extraordinary or non-recurring items. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow are net income (loss) and cash flow from operating activities. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP measures exclude some, but not all, items that affect the most directly comparable GAAP financial measure. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow should not be considered alternatives to net income (loss), net income (loss) before income taxes, net income (loss) attributable to limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

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

Reconciliation of Net Loss to Adjusted EBITDA to Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net income (loss)	$497	$(11,616)	$(4,424)	$(12,977)
Add:
Interest expense	1,795	1,619	3,504	3,237
Depreciation, amortization and accretion	1,481	1,474	2,913	2,907
Impairments	—	10,530	3,598	10,530
Income tax expense	222	50	(71)	162
Non-cash allocated expenses	829	967	1,750	1,935
Equity based compensation	409	190	766	507
Less:
Insurance gains, net	131	—	131	—
Foreign currency gains	267	—	267	—
Adjusted EBITDA	$4,835	$3,214	$7,638	$6,301

Adjusted EBITDA attributable to general partner	—	(2,000)	—	(2,000)
Adjusted EBITDA attributable to non-controlling interests	12	(277)	(236)	(432)
Adjusted EBITDA attributable to limited partners / controlling interests	$4,823	$5,491	$7,874	$8,733

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	2,723	1,990	4,470	3,387
Distributable cash flow	$2,100	$3,501	$3,404	$5,346

Reconciliation of Net Loss Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited
Partners and Distributable Cash Flow
	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net income (loss) attributable to limited partners	$1,459	$(4,037)	$(1,376)	$(4,063)
Add:
Interest expense attributable to limited partners	1,795	1,557	3,504	3,113
Depreciation, amortization and accretion attributable to limited partners	1,340	1,321	2,630	2,615
Impairments attributable to limited partners	—	6,409	2,823	6,409
Income tax expense attributable to limited partners	218	51	(75)	152
Equity based compensation attributable to limited partners	409	190	766	507
Less:
Insurance gains attributable to limited partners, net	131	—	131	—
Foreign currency gains attributable to limited partners	267	—	267	—
Adjusted EBITDA attributable to limited partners	4,823	5,491	7,874	8,733

Less:
Cash interest paid, cash taxed paid and maintenance capital expenditures attributable to limited partners	2,723	1,990	4,470	3,387
Distributable cash flow	$2,100	$3,501	$3,404	$5,346

Reconciliation of Cash Flows Provided by Operating Activites to Adjusted EBITDA and Distributable Cash Flow

	Six Months ended June 30,
	2017	2016
	(in thousands)

Cash flows provided by operating activities	$1,712	$11,750
Changes in trade accounts receivable, net	4,727	(1,746)
Changes in prepaid expenses and other	586	(913)
Changes in accounts payable and accrued liabilities	(3,920)	(6,206)
Changes in income taxes payable	802	318
Interest expense (excluding non-cash interest)	3,210	2,955
Income tax expense (excluding deferred tax benefit)	287	174
Other	234	(31)
Adjusted EBITDA	$7,638	$6,301

	—	(2,000)
Adjusted EBITDA attributable to noncontrolling interests	(236)	(432)
Adjusted EBITDA attributable to limited partners / controlling interests	$7,874	$8,733

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	4,470	3,387
Distributable cash flow	$3,404	$5,346

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new businesses that may include pipeline inspection companies and SWD facilities or expanding our existing assets and offerings in our current operations. In addition, the working capital needs of the PIS segment are substantial, driven by payroll and per diem expenses paid to our inspectors on a weekly basis, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.  Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial” in our Annual Report on Form 10-K for the year ended December 31, 2016. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by borrowings under our Credit Agreement and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At June 30, 2017, our sources of liquidity included:

●	$22.5 million cash on the balance sheet at June 30, 2017;

●	available borrowings under our Credit Agreement of $63.1 million at June 30, 2017 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●	issuance of equity and/or debt securities. We filed a registration statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which we may issue in any combination of equity or debt securities from time to time in one or more offerings.

Currently, we believe that the cash generated from our current sources of liquidity will be sufficient to allow us to meet working capital requirements and capital expenditures for the foreseeable future.

On July 27, 2017, our Board of Directors declared a distribution of $0.21 per common unit ($0.84 annualized), payable on August 14, 2017 to owners of record on August 7, 2017. If this distribution level is maintained throughout fiscal year 2017, it will provide approximately $9.3 million of internally generated capital on an annualized basis to provide increased liquidity, reduce leverage, allow us to invest in selected growth projects in the future, and strengthen our balance sheet compared to the previous distribution level of $0.406413 per unit per quarter ($1.63 annualized). This action should provide a sound catalyst to reducing our currently elevated cost of capital by de-levering and improving increased distribution coverage to our unitholders. We continue to see encouraging signs with some new customers and are focused on organic growth, and improved SWD asset utilization in an effort to improve cash flow that will, in turn, contribute to the improvement of all of our financial ratios. We continue to believe the fundamental demand for increased inspection and water disposal remains strong over the long-term, but the recovery has been slower than previously anticipated. Our IS segment continues to under perform our expectations.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
	○	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
	○	comply with applicable law, and of our debt instruments or other agreements; or
	○	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
●	plus, if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 15, 2017	0.210000	2,495	1,606
August 14, 2017 (c)	0.210000	2,495	1,607
	0.826413	9,813	6,320

Total Distributions (through August 14, 2017 since IPO)	$5.182363	$61,367	$39,314

(a)	Approximately 64.4% of the Partnership’s outstanding units at June 30, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Second quarter 2017 distribution was declared and will be paid in the third quarter of 2017.

Our Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs, and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitments. The Credit Agreement matures December 24, 2018, and we have begun preliminary discussions with the leader of the lending syndicate of our Credit Agreement about refinancing the Credit Agreement.

Outstanding borrowings at June 30, 2017 and December 31, 2016 under the Credit Agreement were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)

Working Capital Facility	$48,000	$48,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	(907)	(1,201)
Long-term debt	$135,993	$135,699

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 4.97% for the six months ended June 30, 2017 and 3.54% and 4.22% for the six months ended June 30, 2016. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended June 30, 2017 and 2016 was $1.7 million and $1.4 million, respectively, including commitment fees. Interest paid during the six months ended June 30, 2017 and 2016 was $3.3 million and $2.7 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2017, our combined total adjusted leverage ratio was 3.57 to 1.0 and our interest coverage ratio was 3.46 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of June 30, 2017 and expect to remain in compliance with all of our financial debt covenants for the next twelve months following the filing of this Form 10-Q. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(in thousands)

Net cash provided by operating activities	$1,712	$11,750
Net cash provided by (used in) investing activities	1,198	(640)
Net cash used in financing activities	(7,407)	(12,036)
Effect of exchange rates on cash	271	392
Net decrease in cash and cash equivalents	$(4,226)	$(534)

Net cash provided by operating activities. Net operating cash inflows for the six months ended June 30, 2017 were $1.7 million, consisting of a net loss of $4.4 million, plus non-cash expenses of $8.3 million (including impairments of $3.6 million), less a net increase in working capital of $2.2 million. Non-cash expenses included depreciation, amortization and accretion, and impairment expense, among others. Non-cash expenses also included expenses attributable to the Partnership that were paid by Holdings and recorded as an equity contribution in the Partnership’s financial statements.

Net operating cash inflows for the six months ended June 30, 2016 of $11.8 million included $13.0 million of net loss, $16.2 million of non-cash expenses (including impairments of $10.5 million) and a net decrease of $8.5 million in working capital. Net cash provided by operating activities (exclusive of working capital items) increased from $3.2 million for the six months ended June 30, 2016 to $3.9 million for the six months ended June 30, 2017.

Net cash provided by (used in) investing activities. Cash provided by investing activities for the six months ended June 30, 2017 primarily consisted of $1.6 million of insurance proceeds associated with property damage that resulted from a lightning strike and fire at our SWD facility in Orla, TX.  Cash used in investing activities related to capital expenditures, which consisted primarily of equipment purchases, many of which were to support increasing revenues in our PIS segment’s non-destructive examination business.

Net cash used in financing activities. Financing cash outflows for the six months ended June 30, 2017 primarily consisted of $7.3 million of distributions to limited partners. Financing cash outflows for the six months ended June 30, 2016 included $9.6 million of distributions to limited partners, $0.4 million of distributions to noncontrolling interest owners, and a $4.0 million payment on our Working Capital Facility.

Working Capital

Our working capital was $51.8 million at June 30, 2017. Our PIS and IS segments have substantial working capital needs, as we generally pay our inspectors and field personnel on a weekly basis, but typically receive payment from our customers 45 to 90 days after the services have been performed. We utilize borrowings under our Credit Agreement to fund the working capital needs of these segments. These borrowings reduce the amount of credit available for other uses, such as acquisitions and growth projects, and increase interest expense, thereby reducing cash flow. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

Our W&ES segment has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities. Our PIS segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, which has been acquiring field equipment to support its growing revenues. IS has capital needs for heavy equipment in order for it to perform hydrostatic testing procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps, and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish, and replace tubing and packers on the SWD well itself to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures were less than $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional saltwater disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively and $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings, should the funding sources be available.

Contractual Obligations

We have $136.9 million of borrowings under our Credit Agreement previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, we have long-term office and other lease obligations totaling approximately $1.2 million, payable through calendar year 2042.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

Our critical accounting policies are consistent with those disclosed in Note 2 included in our audited financial statements as of and for the year ended December 31, 2016 included in our Form 10-K and also as outlined in Note 2 of our Unaudited Condensed Financial Statements as of for the three and six months ended June 30, 2017 included in this Form 10-Q.

Recent Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”):

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

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to calculate the amounts of goodwill impairments. We adopted this new standard effective January 1, 2017 in order to simplify the measurement process any future impairments of goodwill. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted includes:

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

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as well as others involved in the accounting and reporting functions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Stuart v. TIR

In July 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma (the “District Court”) against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members. TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities. The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares and are seeking compensatory and punitive damages. All claims against TIR LLC have been resolved by the District Court in TIR LLC’s favor, subject to appeal to the United States Court of Appeals for the Tenth Circuit, and Plaintiffs have abandoned their claim for rescission of the merger. The remaining claims, none of which are asserted against the Partnership nor any subsidiary of the Partnership including TIR LLC, are set for trial beginning September 5, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 14, 2017.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer