Form 10-Q
period 2017-09-30
Cypress Energy Partners, L.P.
filed 2017-11-14
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 7, 2017, the registrant had 11,889,958 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

CYPRESS ENERGY PARTNERS, L.P.

2

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly owned subsidiary of the Partnership;

●	“CES LLC” refers to Cypress Energy Services, LLC, a wholly owned subsidiary that performs management services for our salt water disposal (“SWD”) facilities, as well as a third party facility;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units, representing 47.2% of our outstanding common units;

●	“IS” refers to our Integrity Services business segment;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“PIS” refers to our Pipeline Inspection Services business segment;

●	“TIR Entities” refer collectively to TIR LLC, TIR-Canada, TIR-NDE, TIR-PUC and CF Inspection;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly owned subsidiary of CEP LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a wholly owned subsidiary of CEP LLC;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC, a wholly owned subsidiary of CEP LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“W&ES” refers to our Water and Environmental Services business segment.

3

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

4

PART I.   FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Balance Sheets

 As of September 30, 2017 and December 31, 2016

 (in thousands, except unit data)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$19,238	$26,693
Trade accounts receivable, net	49,945	38,482
Prepaid expenses and other	1,610	1,042
Total current assets	70,793	66,217
Property and equipment:
Property and equipment, at cost	20,355	22,459
Less: Accumulated depreciation	8,634	7,840
Total property and equipment, net	11,721	14,619
Intangible assets, net	26,180	29,624
Goodwill	55,430	56,903
Other assets	188	149
Total assets	$164,312	$167,512

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,171	$1,690
Accounts payable - affiliates	3,568	1,638
Accrued payroll and other	12,242	7,585
Income taxes payable	748	1,011
Total current liabilities	18,729	11,924
Long-term debt	136,142	135,699
Deferred tax liabilities	—	362
Asset retirement obligations	161	139
Total liabilities	155,032	148,124

Commitments and contingencies - Note 9

Owners’ equity:
Partners’ capital:
Common units (11,889,958 and 5,945,348 units outstanding at September 30, 2017 and December 31, 2016, respectively)	34,133	(7,722)
Subordinated units (5,913,000 units outstanding at December 31, 2016)	—	50,474
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,725)	(2,538)
Total partners’ capital	5,532	14,338
Noncontrolling interests	3,748	5,050
Total owners’ equity	9,280	19,388
Total liabilities and owners’ equity	$164,312	$167,512

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Operations

 For the Three and Nine Months Ended September 30, 2017 and 2016

 (in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$77,682	$81,806	$216,971	$227,591
Costs of services	68,292	71,880	192,643	202,540
Gross margin	9,390	9,926	24,328	25,051

Operating costs, expenses and other:
General and administrative	5,574	5,056	16,013	16,805
Depreciation, amortization and accretion	1,184	1,214	3,561	3,685
Impairments	—	—	3,598	10,530
Losses on asset disposals, net	208	—	95	—
Operating income (loss)	2,424	3,656	1,061	(5,969)

Other (expense) income:
Interest expense, net	(1,907)	(1,641)	(5,411)	(4,878)
Foreign currency gains	557	—	824	—
Other, net	17	210	122	257
Net income (loss) before income tax expense	1,091	2,225	(3,404)	(10,590)
Income tax expense	529	227	458	389
Net income (loss)	562	1,998	(3,862)	(10,979)

Net Income (loss) attributable to noncontrolling interests	8	81	(1,290)	(4,898)
Net income (loss) attributable to partners / controlling interests	554	1,917	(2,572)	(6,081)

Net loss attributable to general partner	(1,000)	(1,431)	(2,750)	(5,366)
Net income (loss) attributable to limited partners	$1,554	$3,348	$178	$(715)

Net income (loss) attributable to limited partners allocated to:
Common unitholders	$1,554	$1,676	$178	$(358)
Subordinated unitholders	—	1,672	—	(357)
	$1,554	$3,348	$178	$(715)

Net income (loss) per common limited partner unit
Basic	$0.13	$0.28	$0.02	$(0.06)
Diluted	$0.13	$0.27	$0.02	$(0.06)

Net income (loss) per subordinated limited partner unit - basic and diluted	$—	$0.28	$—	$(0.06)

Weighted average common units outstanding
Basic	11,884,196	5,939,158	10,902,838	5,930,718
Diluted	11,994,881	6,158,961	11,111,454	5,930,718

Weighted average subordinated units outstanding - basic and diluted	—	5,913,000	974,670	5,913,000

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

 For the Three and Nine Months Ended September 30, 2017 and 2016

 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$562	$1,998	$(3,862)	$(10,979)
Other comprehensive income (loss) -
foreign currency translation	(207)	(71)	(187)	515

Comprehensive income (loss)	$355	$1,927	$(4,049)	$(10,464)

Comprehensive income (loss) attributable to noncontrolling interests	8	81	(1,290)	(4,898)
Comprehensive loss attributable to general partner	(1,000)	(1,431)	(2,750)	(5,366)

Comprehensive income (loss) attributable to limited partners	$1,347	$3,277	$(9)	$(200)

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Cash Flows

 For the Nine Months Ended September 30, 2017 and 2016

 (in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(3,862)	$(10,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,378	4,354
Impairments	3,598	10,530
(Gains) losses on asset disposals, net	95	(2)
Interest expense from debt issuance cost amortization	443	426
Equity-based compensation expense	1,136	829
Equity in earnings of investee	(98)	(234)
Distributions from investee	75	138
Deferred tax benefit, net	(361)	(39)
Non-cash allocated expenses	1,750	2,866
Foreign currency gains	(824)	—
Changes in assets and liabilities:
Trade accounts receivable	(11,583)	4,999
Prepaid expenses and other	(765)	1,053
Accounts payable and accrued payroll and other	6,552	3,802
Income taxes payable	(271)	(84)
Net cash provided by operating activities	263	17,659

Investing activities:
Proceeds from fixed asset disposals, including insurance proceeds	1,578	3
Purchase of property and equipment	(1,182)	(932)
Net cash provided by (used in) investing activities	396	(929)

Financing activities:
Repayment of long-term debt	—	(4,000)
Taxes paid related to net share settlement of equity-based compensation	(120)	(100)
Contributions attributable to general partner	1,000	2,500
Distributions to limited partners	(9,813)	(14,439)
Distributions to noncontrolling members	(12)	(415)
Net cash used in financing activities	(8,945)	(16,454)

Effect of exchange rates on cash	831	477

Net decrease in cash and cash equivalents	(7,455)	753
Cash and cash equivalents, beginning of period	26,693	24,150
Cash and cash equivalents, end of period	$19,238	$24,903

Non-cash items:
Changes in accounts payable excluded from capital expenditures	$320	$76

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statement of Owners’ Equity

 For the Nine Months Ended September 30, 2017

 (in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2016	$(25,876)	$(7,722)	$50,474	$(2,538)	$5,050	$19,388
Net income (loss) for the period January 1, 2017 through September 30, 2017	(2,750)	178	—	—	(1,290)	(3,862)
Foreign currency translation adjustment	—	—	—	(187)	—	(187)
Contributions attributable to general partner	2,750	—	—	—	—	2,750
Distributions to partners	—	(7,408)	(2,405)	—	—	(9,813)
Distributions to noncontrolling interests	—	—	—	—	(12)	(12)
Conversion of Subordinated Units to Common Units	—	48,111	(48,111)	—	—	—
Equity-based compensation	—	1,094	42	—	—	1,136
Taxes paid related to net share settlement of equity-based compensation	—	(120)	—	—	—	(120)

Owners’ equity at September 30, 2017	$(25,876)	$34,133	$—	$(2,725)	$3,748	$9,280

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers, public utility companies, and pipeline companies and to provide salt water disposal (“SWD”) and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies. Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP”.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2016 is derived from audited financial statements.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness. The Partnership determines allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. In the first quarter of 2017, we received $0.3 million on accounts receivable previously reserved, which we recorded as a reduction to general and administrative expense in our Unaudited Consolidated Statements of Operations.

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

Noncontrolling Interest

We own a 51% interest in Brown Integrity, LLC (“Brown”) and a 49% interest in CF Inspection Management, LLC (“CF Inspection”). The accounts of these subsidiaries are included in our Unaudited Condensed Consolidated Financial Statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations, and the portion of the net assets of these entities that is attributable to outside owners is reported in noncontrolling interests in our Unaudited Condensed Consolidated Balance Sheets.

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

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	September 30, 2017	December 31, 2016
	(in thousands)

Accrued payroll	$9,975	$5,594
Customer deposits	1,393	1,361
Other	874	630
	$12,242	$7,585

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Our Unaudited Condensed Consolidated Balance Sheet at September 30, 2017 includes $2.7 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within Partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income.

Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Unaudited Condensed Consolidated Balance Sheets. Beginning April 1, 2017, we report currency translation adjustments on these intercompany payables and receivables within foreign currency gains in our Unaudited Condensed Consolidated Statements of Operations, with offsetting amounts reported within other comprehensive income (loss) in our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

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

New Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”):

The FASB issued Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation in March 2016. This ASU gives entities the option to account for forfeitures of share-based awards when the forfeitures occur (previously, entities were required to estimate future forfeitures and reduce their share-based compensation expense accordingly). We adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur. The adoption of this ASU had no significant effect on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to calculate the amounts of goodwill impairments. We adopted this new standard effective January 1, 2017 in order to simplify the measurement process of any future impairments of goodwill. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements which we have not yet adopted include:

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

In the first quarter of 2017, the largest customer of TIR-Canada, the Canadian subsidiary of our PIS segment, completed a bid process and selected different service providers for its inspection projects. During the nine months ended September 30, 2017, pipeline inspection services to this customer accounted for approximately $18.8 million of revenue and $1.3 million of gross margin, which represented approximately 84% of the revenues and 89% of the gross margin of our Canadian operations (and approximately 9% of our consolidated revenues and 5% of our consolidated gross margin for the nine months ended September 30, 2017). In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million in the first quarter of 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names. Based on discounted cash flow calculations, which represent Level 3 non-recurring fair value adjustments, we concluded the fair value of the customer relationships and trade names was zero, and thus, have written off the full amounts. We continue to perform inspection and integrity work for customers in Canada (including integrity work for the customer referred to above).

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

In the first quarter of 2017, we recorded an impairment of $1.6 million to the goodwill of our Integrity Services segment. Revenues of this segment were lower than we had expected for the first quarter of 2017. In addition, for this segment, the level of bidding activity for work is typically high in March and April, once customers have finalized their budgets for the upcoming year. While we won bids on a number of projects, and our backlog began to improve, the improvement in the backlog was slower than we had originally anticipated and we revised downward our expectations of the near-term operating results of the segment. For our goodwill impairment assessment, we calculated an estimated fair value of the Integrity Services segment using a discounted cash flow analysis. We prepared two calculations of cash flows for the next twelve months, one of which represented our estimate of the high end of the range of probable cash flows and the other of which represented our estimate of the low range of probable cash flows. We estimated cash flows for the following four years assuming a 2% increase in each succeeding year, to account for estimated inflation, and calculated a terminal value using a Gordon Growth model. We then discounted the future cash flows at a discount rate of 18%. The mid-point of the estimated fair values produced by these two calculations indicated that a full impairment of the value of the goodwill of the Integrity Services segment was warranted. These calculations represent Level 3 non-recurring fair value measurements. If anticipated operating results in this segment do not meet expectations, it is possible that finite-lived intangibles may also become impaired in the future.

In January 2017, a lightning strike at our Orla SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. As a result, we wrote off the net book value of the surface equipment ($1.3 million) of the facility. In May 2017, we received $1.6 million of insurance proceeds. We recorded a gain of $0.3 million in losses on asset disposals, net on our Unaudited Condensed Consolidated Statement of Operations in the second quarter of 2017 for the difference between the proceeds received and the net book value of the property that was destroyed. During the nine months ended September 30, 2017, we incurred approximately $0.2 million of temporary setup and other costs associated with this incident that are not recoverable through insurance. These expenses are reported within losses on asset disposals, net in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017.

In July 2017, a lightning strike at our Grassy Butte SWD facility initiated a fire that effectively destroyed the surface equipment at the facility. As a result of previously-recorded impairments, the net book value of the property, plant and equipment at this facility was $0 at the time of the fire. During the three months ended September 30, 2017, we recorded $0.2 million of expense associated with cleanup costs that are not recoverable from insurance, which is reported within losses on asset disposals, net in our Unaudited Condensed Consolidated Statements of Operations. At September 30, 2017, we recorded a receivable of $0.1 million for expected insurance recoveries, which is reported within prepaid expenses and other on our Unaudited Condensed Consolidated Balance Sheet.  In November 2017, we reached agreement with an insurer under which we expect to receive $0.7 million of insurance proceeds during the three months ending December 31, 2017 as partial payment for our property damage and property cleanup claims associated with this incident. We expect to record a $0.6 million gain upon receipt of these proceeds.

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

Outstanding borrowings at September 30, 2017 and December 31, 2016 under the Credit Agreement were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)

Working Capital Facility	$48,000	$48,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	(758)	(1,201)
Long-term debt	$136,142	$135,699

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 4.99% for the nine months ended September 30, 2017 and 3.54% and 4.28% for the nine months ended September 30, 2016. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended September 30, 2017 and 2016 was $1.7 million and $1.6 million, respectively, including commitment fees. Interest paid during the nine months ended September 30, 2017 and 2016 was $5.0 million and $4.3 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At September 30, 2017, our combined total adjusted leverage ratio was 3.77 to 1.0 and our interest coverage ratio was 3.08 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of September 30, 2017. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Our Credit Agreement matures on December 24, 2018 and, although unfavorable financial results may impact our ability to meet our current debt covenants, we believe it is probable that we will be able to maintain compliance with the financial ratio covenants through the maturity date of the Credit Agreement through some combination of 1) improved operating results, 2) refinancing the Credit Agreement, and/or 3) future sponsor support from Holdings.

We plan to improve our operating results through a combination of 1) enhanced business development efforts in our Pipeline Inspection Services and Integrity Services segments, including our continued focus on higher margin services, 2) the re-opening of our Orla, TX and our Grassy Butte, ND SWD facilities that were struck by lightning earlier this year; 3) enhancing our SWD activities due to additional drilling and completion activities in both the Permian and Bakken regions; and 4) capital expansion in our Water and Environmental Services segment (specifically, we are in the process of building a water gathering system at one of our North Dakota facilities).

In anticipation of the Credit Agreement maturing in December 2018, we have an executed mandate and term sheet with the lead bank in the Credit Agreement regarding a refinancing of the Credit Agreement, subject to syndication. The new credit agreement will require a reduction in our current outstanding debt balance and will have modified financial ratio covenants. The term sheet provides for conditions precedent to reduce the principal balance, which may include some combination of 1) using cash currently on the balance sheet; 2) issuing some sort of equity to the owners of Holdings or third parties; 3) issuing convertible debt to the owners of Holdings or third parties; 4) monetizing a portion of our investment-grade accounts receivable with Holdings or a third-party; and/or 5) asset sales of some of our SWD facilities. Although it is our intent to refinance our Credit Agreement under the executed term sheet, we can offer no assurances that the refinancing of our Credit Agreement will be consummated under terms acceptable to us given the conditions precedent outlined in the term sheet.

Holdings has continued to support the Partnership during the oil and gas economic downturn and has provided sponsor support of $6.3 million during the year ended December 31, 2016 and $2.8 million during the nine months ended September 30, 2017. The owners of Holdings, who collectively own approximately 64% of our common units, remain incentivized and have the financial wherewithal to continue to support us in order to maintain compliance with the financial ratio covenants through the maturity date of the Credit Agreement.

5.	Income Taxes

The income tax expense (benefit) reported in our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 differs from the statutory tax rate of 35% due to the fact that, as a partnership, we are generally not subject to U.S. federal or state income taxes. Our income tax provision relates primarily to our corporate subsidiaries that service public utility customers, which are subject to U.S. federal and state income taxes, our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and to certain other state income taxes, including the Texas franchise tax.

6.	Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 1,182,600 common units. Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP. The fair value of the awards is determined based on the quoted market value of the publicly-traded common units at each grant date, adjusted for certain discounts. Compensation expense is recorded on a straight-line basis over the vesting period of the grant. We recorded expense of $1.1 million and $0.7 million during the nine months ended September 30, 2017 and 2016, respectively related to the Unit awards. During November 2017, an officer with 76,345 unvested LTIP units resigned. During the three months ending December 31, 2017, we expect to record a reduction to expense of $0.3 million related to the forfeiture of these units upon this officer’s departure.

The following table summarizes the LTIP Unit activity for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016

	Number of Units	Weighted Average Grant Date Fair Value / Unit	Number of Units	Weighted Average Grant Date Fair Value / Unit

Units at January 1	573,902	$9.86	361,698	$14.30
Units granted	249,120	$7.11	336,847	$6.34
Units vested and issued	(43,930)	$16.56	(34,023)	$10.33
Units forfeited	(39,722)	$8.51	(62,951)	$10.93
Units at June 30	739,370	$8.61	601,571	$10.42

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The majority of the awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. For two of the grants, which total 77,495 units, vesting is contingent upon the recipient meeting certain performance targets. Distributions are not paid on unvested Units during the vesting period. Total unearned compensation associated with the Unit awards was $3.8 million at September 30, 2017, and the awards had an average remaining life of 2.29 years.

7.	Related-Party Transactions

Omnibus Agreement and Other Support from Holdings

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly-traded partnership. For the three months ended September 30, 2017, this fee was paid to Holdings in accordance with its terms and conditions. For the six months ended June 30, 2017 and for the year ended December 31, 2016, Holdings provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Holdings incurred expenses of $0.9 million on our behalf during the three months ended September 30, 2016, and $1.8 million and $2.9 million on our behalf during the nine months ended September 30, 2017 and 2016, respectively. These expenses are reported within general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations and as contributions from general partner in the accompanying Unaudited Condensed Consolidated Statement of Owners’ Equity.

In addition to funding certain general and administrative expenses on our behalf, Holdings contributed $1.0 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively, and a total of $2.5 million in cash for the nine months ended September 30, 2016 attributable to the General Partner as a reimbursement of certain expenditures previously incurred by the Partnership. These payments are reflected as contributions attributable to general partner in the Unaudited Condensed Consolidated Statement of Owners’ Equity and as components of the net loss attributable to the general partner in the Unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2017 and 2016.

Total support from Holdings attributable to non-cash allocated expenses and the reimbursement of certain expenditures was $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2017 and $1.4 million and $5.4 million, respectively, for the three and nine months ended September 30, 2016.

Alati Arnegard, LLC

We provide management services to a 25% owned entity, Alati Arnegard, LLC (“Arnegard”). Management fee revenue earned from Arnegard totaled $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively. Accounts receivable from Arnegard were $0.1 million at September 30, 2017 and December 31, 2016, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

8.	Earnings per Unit and Cash Distributions

Our net income (loss) is attributable and allocable to several types of owners. Income (loss) attributable to noncontrolling interests represents 49% of the income of Brown and 51% of the income of CF Inspection. Net loss attributable to the general partner includes expenses incurred by Holdings and not charged to us, as well as contributions for reimbursements of expenses made to us by Holdings. Income attributable to common and subordinated units represents the remaining net income (loss), after consideration of amounts attributable to noncontrolling interests and to the general partner; such amounts were allocated to common and subordinated units ratably based on the weighted-average number of such units outstanding during the relevant time period. In February 2017, all of the outstanding subordinated units converted into common units. Since the subordinated units did not share in the distribution of cash generated subsequent to December 31, 2016, we did not allocate any income or loss after that date to the subordinated units.

Diluted net income (loss) per common and subordinated unit includes the dilutive impact of unvested unit awards granted as share-based compensation to employees and directors. Such awards had no dilutive effect during the nine months ended September 30, 2016 as we incurred net losses attributable to limited partners during those periods.

The following table summarizes the cash distributions declared and paid to our limited partners since our IPO.

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
	(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 15, 2017	0.210000	2,495	1,606
August 14, 2017	0.210000	2,495	1,607
November 14, 2017 (c)	0.210000	2,497	1,608
	1.036413	12,310	7,928

Total Distributions (through November 14, 2017 since IPO)	$5.392363	$63,864	$40,922

(a)	Approximately 64.4% of the Partnership’s outstanding common units at September 30, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Third quarter 2017 distribution was declared and will be paid in the fourth quarter of 2017.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

9.	Commitments and Contingencies

Security Deposits

We have various performance obligations which are secured with short-term security deposits of $0.5 million at September 30, 2017 and December 31, 2016, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

We have employment agreements with certain members of management. These agreements provide for minimum annual compensation for specified terms, after which employment will continue on an “at will” basis. Certain agreements provide for severance payments in the event of specified termination of employment. At September 30, 2017, the aggregate commitment for future compensation and severance was approximately $0.7 million.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits outstanding. At September 30, 2017, the Partnership had an estimated liability of $0.1 million recorded for such contingencies.

Legal Proceedings

On July 3, 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma (the “District Court”) against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members. TIR LLC is the successor in interest to TIR Inc., resulting from a merger of the entities. The former shareholders of TIR Inc. claim that they did not receive sufficient value for their shares and are seeking compensatory and punitive damages. All claims against TIR LLC have been resolved by the District Court in TIR LLC’s favor, subject to appeal to the United States Court of Appeals for the Tenth Circuit, and plaintiffs have abandoned their claim for rescission of the merger. The remaining claims, none of which are asserted against the Partnership nor any subsidiary of the Partnership including TIR LLC, were adjudicated at jury trial that began on September 5, 2017. On September 14, 2017, the jury returned a unanimous verdict in favor of the defendants, finding that the value paid to the plaintiffs was fair and awarding them no damages.

On October 5, 2017, a former inspector for TIR LLC and Cypress Energy Management - TIR, LLC ("CEM TIR") filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff alleges he was a non-exempt employee of TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims.

Internal Revenue Service Audit

In January 2016, we received notice from the Internal Revenue Service (“IRS”) that conveyed its intent to audit the consolidated income tax return of one of our predecessor entities for the 2012 tax year. This audit concluded during the third quarter of 2017 with no material effect on the Partnership or its subsidiaries.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

10.	Reportable Segments

Our operations consist of three reportable segments: (i) Pipeline Inspection Services (“PIS”), (ii) Integrity Services (“IS”), and (iii) Water and Environmental Services (“W&ES”).

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

IS – This segment provides independent hydrostatic testing integrity services to major natural gas and petroleum pipeline companies, and to pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope, and duration of the projects.

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

	PIS		IS		W&ES	Other	Total
	(in thousands)
Three months ended September 30, 2017

Revenues	$72,737		$2,834		$2,111	$—	$77,682
Costs of services	65,323		2,132		837	—	68,292
Gross margin	7,414		702		1,274	—	9,390
General and administrative	3,893	(a)	525	(a)	858	298	5,574
Depreciation, amortization and accretion	577		157		450	—	1,184
Losses on asset disposals, net	—		—		208	—	208
Operating income (loss)	$2,944		$20		$(242)	$(298)	2,424
Interest expense, net							(1,907)
Foreign currency gains							557
Other, net							17
Net income before income tax expense							$1,091

(a)	Amount includes $0.7 million and $0.3 million of administrative charges under the omnibus agreement charged directly to PIS and W&ES segments, respectivley.

Three months ended September 30, 2016

Revenues	$75,313	$4,525	$1,968	$—		$81,806
Costs of services	67,579	3,558	743	—		71,880
Gross margin	7,734	967	1,225	—		9,926
General and administrative	2,920	514	462	1,160	(b)	5,056
Depreciation, amortization and accretion	608	157	449	—		1,214
Operating income (loss)	$4,206	$296	$314	$(1,160)		$3,656
Interest expense, net						(1,641)
Other, net						210
Net income before income tax expense						$2,225

(b)	Amount includes $0.9 million of administrative charges incurred by Holdings on our behalf under the omnibus agreement not charged to separate segments.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	PIS		IS		W&ES	Other		Total
	(in thousands)
Nine months ended September 30, 2017

Revenues	$205,039		$5,927		$6,005	$—		$216,971
Costs of services	185,308		5,005		2,330	—		192,643
Gross margin	19,731		922		3,675	—		24,328
General and administrative	10,212	(a)	1,488	(a)	1,651	2,662	(b)	16,013
Depreciation, amortization and accretion	1,755		471		1,335	—		3,561
Impairments	1,329		1,581		688	—		3,598
Losses on asset disposals, net	18		—		77	—		95
Operating income (loss)	$6,417		$(2,618)		$(76)	$(2,662)		1,061
Interest expense, net								(5,411)
Foreign currency gains								824
Other, net								122
Net loss before income tax expense								$(3,404)

(a)	Amount includes $0.7 million and $0.3 million of administrative charges under the omnibus agreement charged directly to PIS and W&ES segments, respectively.
(b)	Amount includes $1.8 million of administrative charges incurred by Holdings on our behalf under the omnibus agreement not charged to separate segments.

Nine months ended September 30, 2016

Revenues	$209,632	$11,329	$6,630	$—		$227,591
Costs of services	189,788	9,668	3,084	—		202,540
Gross margin	19,844	1,661	3,546	—		25,051
General and administrative	9,439	2,388	1,501	3,477	(c)	16,805
Depreciation, amortization and accretion	1,834	502	1,349	—		3,685
Impairments	—	8,411	2,119	—		10,530
Operating income (loss)	$8,571	$(9,640)	$(1,423)	$(3,477)		$(5,969)
Interest expense, net						(4,878)
Other, net						257
Net loss before income tax expense						$(10,590)

(c)	Amount includes $2.9 million of administrative charges incurred by Holdings on our behalf under the omnibus agreement not charged to separate segments.

Total Assets

September 30, 2017	$126,092	$9,979	$38,477	$(10,236)	$164,312

December 31, 2016	$124,840	$12,079	$38,141	$(7,548)	$167,512

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Balance Sheet

 As of September 30, 2017

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$567	$10,005	$8,666	$—	$19,238
Trade accounts receivable, net	—	46,295	3,770	(120)	49,945
Accounts receivable - affiliates	—	15,064	—	(15,064)	—
Prepaid expenses and other	324	1,253	33	—	1,610
Total current assets	891	72,617	12,469	(15,184)	70,793
Property and equipment:
Property and equipment, at cost	—	17,338	3,017	—	20,355
Less: Accumulated depreciation	—	7,205	1,429	—	8,634
Total property and equipment, net	—	10,133	1,588	—	11,721
Intangible assets, net	—	22,179	4,001	—	26,180
Goodwill	—	53,914	1,516	—	55,430
Investment in subsidiaries	24,953	(3,383)	—	(21,570)	—
Notes receivable - affiliates	—	13,845	—	(13,845)	—
Other assets	—	163	25	—	188
Total assets	$25,844	$169,468	$19,599	$(50,599)	$164,312

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,303	$868	$—	$2,171
Accounts payable - affiliates	13,098	—	5,534	(15,064)	3,568
Accrued payroll and other	97	11,508	757	(120)	12,242
Income taxes payable	—	571	177	—	748
Total current liabilities	13,195	13,382	7,336	(15,184)	18,729
Long-term debt	(758)	131,400	5,500	—	136,142
Notes payable - affiliates	—	—	13,845	(13,845)	—
Deferred tax liabilities	—	—	—	—	—
Asset retirement obligations	—	161	—	—	161
Total liabilities	12,437	144,943	26,681	(29,029)	155,032

Owners’ equity:
Total partners’ capital	9,659	20,777	(7,082)	(17,822)	5,532
Non-controlling interests	3,748	3,748	—	(3,748)	3,748
Total owners’ equity	13,407	24,525	(7,082)	(21,570)	9,280
Total liabilities and owners’ equity	$25,844	$169,468	$19,599	$(50,599)	$164,312

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Operations

 For the Three Months Ended September 30, 2017

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$73,607	$7,762	$(3,687)	$77,682
Costs of services	—	65,042	6,937	(3,687)	68,292
Gross margin	—	8,565	825	—	9,390

Operating costs, expenses and other:
General and administrative	297	4,617	660	—	5,574
Depreciation, amortization and accretion	—	1,027	157	—	1,184
Losses on asset disposals, net	—	208	—	—	208
Operating income (loss)	(297)	2,713	8	—	2,424

Other (expense) income:
Equity earnings (loss) in subsidiaries	920	(118)	—	(802)	—
Interest expense, net	(229)	(1,460)	(218)	—	(1,907)
Foreign currency gains	—	141	416	—	557
Other, net	—	7	10	—	17
Net income (loss) before income tax expense	394	1,283	216	(802)	1,091
Income tax expense	—	425	104	—	529
Net income (loss)	394	858	112	(802)	562

Net Income (loss) attributable to noncontrolling interests	—	8	—	—	8
Net income (loss) attributable to partners / controlling interests	394	850	112	(802)	554

Net loss attributable to general partner	(1,000)	—	—	—	(1,000)
Net income (loss) attributable to limited partners	$1,394	$850	$112	$(802)	$1,554

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Operations

 For the Three Months Ended September 30, 2016

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$67,408	$18,540	$(4,142)	$81,806
Costs of services	—	59,156	16,866	(4,142)	71,880
Gross margin	—	8,252	1,674	—	9,926

Operating costs and expense:
General and administrative	1,161	2,905	990	—	5,056
Depreciation, amortization and accretion	—	1,029	185	—	1,214
Operating (loss)	(1,161)	4,318	499	—	3,656

Other income (expense):
Equity earnings (loss) in subsidiaries	3,205	165	—	(3,370)	—
Interest expense, net	(224)	(1,226)	(191)	—	(1,641)
Other, net	—	205	5	—	210
Net income (loss) before income tax expense	1,820	3,462	313	(3,370)	2,225
Income tax expense	—	176	51	—	227
Net income (loss)	1,820	3,286	262	(3,370)	1,998

Net income attributable to non-controlling interests	—	81	—	—	81
Net income (loss) attributable to controlling interests	1,820	3,205	262	(3,370)	1,917

Net (loss) attributable to general partner	(1,431)	—	—	—	(1,431)
Net income (loss) attributable to limited partners	$3,251	$3,205	$262	$(3,370)	$3,348

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Operations

 For the Nine Months Ended September 30, 2017

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$188,740	$35,572	$(7,341)	$216,971
Costs of services	—	166,803	33,181	(7,341)	192,643
Gross margin	—	21,937	2,391	—	24,328

Operating costs, expenses and other:
General and administrative	2,662	10,975	2,376	—	16,013
Depreciation, amortization and accretion	—	3,071	490	—	3,561
Impairments	—	688	2,910	—	3,598
Losses on asset disposals, net	—	88	7	—	95
Operating income (loss)	(2,662)	7,115	(3,392)	—	1,061

Other (expense) income:
Equity earnings (loss) in subsidiaries	1,002	(3,008)	—	2,006	—
Interest expense, net	(682)	(4,128)	(601)	—	(5,411)
Foreign currency gains	—	211	613	—	824
Other, net	—	103	19	—	122
Net income (loss) before income tax expense	(2,342)	293	(3,361)	2,006	(3,404)
Income tax expense	—	581	(123)	—	458
Net income (loss)	(2,342)	(288)	(3,238)	2,006	(3,862)

Net Income (loss) attributable to noncontrolling interests	—	(1,290)	—	—	(1,290)
Net income (loss) attributable to partners / controlling interests	(2,342)	1,002	(3,238)	2,006	(2,572)

Net loss attributable to general partner	(2,750)	—	—	—	(2,750)
Net income (loss) attributable to limited partners	$408	$1,002	$(3,238)	$2,006	$178

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Operations

 For the Nine Months Ended September 30, 2016

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$193,605	$44,734	$(10,748)	$227,591
Costs of services	—	171,844	41,444	(10,748)	202,540
Gross margin	—	21,761	3,290	—	25,051

Operating costs and expense:
General and administrative	3,478	9,601	3,726	—	16,805
Depreciation, amortization and accretion	—	3,099	586	—	3,685
Impairments	—	2,119	8,411	—	10,530
Operating (loss)	(3,478)	6,942	(9,433)	—	(5,969)

Other income (expense):
Equity earnings (loss) in subsidiaries	(1,889)	(9,999)	—	11,888	—
Interest expense, net	(664)	(3,607)	(607)	—	(4,878)
Other, net	—	243	14	—	257
Net income (loss) before income tax expense	(6,031)	(6,421)	(10,026)	11,888	(10,590)
Income tax expense	—	366	23	—	389
Net income (loss)	(6,031)	(6,787)	(10,049)	11,888	(10,979)

Net (loss) attributable to non-controlling interests	—	(4,898)	—	—	(4,898)
Net income (loss) attributable to controlling interests	(6,031)	(1,889)	(10,049)	11,888	(6,081)

Net (loss) attributable to general partner	(5,366)	—	—	—	(5,366)
Net income (loss) attributable to limited partners	$(665)	$(1,889)	$(10,049)	$11,888	$(715)

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Comprehensive Income (Loss)

 For the Three Months Ended September 30, 2017

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$394	$858	$112	$(802)	$562
Other comprehensive income (loss) -
Foreign currency translation	—	—	(207)	—	(207)

Comprehensive income (loss)	$394	$858	$(95)	$(802)	$355

Comprehensive income (loss) attributable to noncontrolling interests	—	8	—	—	8
Comprehensive loss attributable to general partner	(1,000)	—	—	—	(1,000)
Comprehensive income (loss) attributable to limited partners	$1,394	$850	$(95)	$(802)	$1,347

 Condensed Consolidating Statement of Comprehensive Income (Loss)

 For the Three Months Ended September 30, 2016

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$1,820	$3,286	$262	$(3,370)	$1,998
Other comprehensive income (loss) -
Foreign currency translation	—	(109)	38	—	(71)

Comprehensive income (loss)	$1,820	$3,177	$300	$(3,370)	$1,927

Comprehensive income attributable to noncontrolling interests	—	81	—	—	81
Comprehensive loss attributable to general partner	(1,431)	—	—	—	(1,431)
Comprehensive income (loss) attributable to limited partners	$3,251	$3,096	$300	$(3,370)	$3,277

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Comprehensive Income (Loss)

 For the Nine Months Ended September 30, 2017

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(2,342)	$(288)	$(3,238)	$2,006	$(3,862)
Other comprehensive income -
Foreign currency translation	—	(59)	(128)	—	(187)

Comprehensive income (loss)	$(2,342)	$(347)	$(3,366)	$2,006	$(4,049)

Comprehensive income (loss) attributable to noncontrolling interests	—	(1,290)	—	—	(1,290)
Comprehensive loss attributable to general partner	(2,750)	—	—	—	(2,750)
Comprehensive income (loss) attributable to limited partners	$408	$943	$(3,366)	$2,006	$(9)

 Condensed Consolidating Statement of Comprehensive Income (Loss)

 For the Nine Months Ended September 30, 2016

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(6,031)	$(6,787)	$(10,049)	$11,888	$(10,979)
Other comprehensive income -
Foreign currency translation	—	82	433	—	515

Comprehensive income (loss)	$(6,031)	$(6,705)	$(9,616)	$11,888	$(10,464)

Comprehensive loss attributable to non-controlling interests	—	(4,898)	—	—	(4,898)
Comprehensive loss attributable to general partner	(5,366)	—	—	—	(5,366)
Comprehensive income (loss) attributable to controlling interests	$(665)	$(1,807)	$(9,616)	$11,888	$(200)

 CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Cash Flows

 For the Nine Months Ended September 30, 2017

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(2,342)	$(288)	$(3,238)	$2,006	$(3,862)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	3,484	894	—	4,378
Impairments	—	688	2,910	—	3,598
(Gain) loss on asset disposal	—	88	7	—	95
Interest expense from debt issuance cost amortization	443	—	—	—	443
Equity-based compensation expense	1,136	—	—	—	1,136
Equity in earnings of investee	—	(98)	—	—	(98)
Distributions from investee	—	75	—	—	75
Equity earnings in subsidiaries	(1,002)	3,008	—	(2,006)	—
Deferred tax benefit, net	—	(8)	(353)	—	(361)
Non-cash allocated expenses	1,750	—	—	—	1,750
Foreign currency gains	—	(211)	(613)	—	(824)
Changes in assets and liabilities:
Trade accounts receivable	—	(13,249)	2,235	(569)	(11,583)
Receivables from affiliates	—	(2,442)	—	2,442	—
Prepaid expenses and other	(323)	(635)	11	182	(765)
Accounts payable and accrued payroll and other	4,320	3,756	531	(2,055)	6,552
Income taxes payable	—	(396)	125	—	(271)
Net cash provided by (used in) operating activities	3,982	(6,228)	2,509	—	263

Investing activities:
Proceeds from fixed asset disposals	—	1,576	2	—	1,578
Purchases of property and equipment	—	(1,169)	(13)	—	(1,182)
Net cash provided by (used in) investing activities	—	407	(11)	—	396

Financing activities:
Taxes paid related to net share settlement of equity-based compensation	(120)	—	—	—	(120)
Contributions from general partner	1,000	—	—	—	1,000
Distributions from subsidiaries	4,823	(4,812)	(11)	—	—
Distributions to limited partners	(9,813)	—	—	—	(9,813)
Distributions to non-controlling members	—	—	(12)	—	(12)
Net cash used in financing activities	(4,110)	(4,812)	(23)	—	(8,945)

Effects of exchange rates on cash	—	387	444	—	831

Net increase (decrease) in cash and cash equivalents	(128)	(10,246)	2,919	—	(7,455)
Cash and cash equivalents, beginning of period	695	20,251	5,747	—	26,693
Cash and cash equivalents, end of period	$567	$10,005	$8,666	$—	$19,238

Non-cash items:
Changes in accounts payable excluded from capital expenditures	$—	$320	$—	$—	$320

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

 Condensed Consolidating Statement of Cash Flows

 For the Nine Months Ended September 30, 2016

 (in thousands)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(6,031)	$(6,787)	$(10,049)	$11,888	$(10,979)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	3,379	975	—	4,354
Impairments	—	2,119	8,411	—	10,530
Gain on asset disposal	—	—	(2)	—	(2)
Interest expense from debt issuance cost amortization	426	—	—	—	426
Equity-based compensation expense	829	—	—	—	829
Equity in earnings of investee	—	(234)	—	—	(234)
Distributions from investee	—	138	—	—	138
Equity earnings in subsidiaries	1,889	9,999	—	(11,888)	—
Deferred tax benefit, net	—	(30)	(9)	—	(39)
Non-cash allocated expenses	2,866	—	—	—	2,866
Changes in assets and liabilities:
Trade accounts receivable	—	5,498	(2,326)	1,827	4,999
Receivables from affiliates	—	(2,401)	—	2,401	—
Prepaid expenses and other	(36)	(101)	217	973	1,053
Accounts payable and accrued payroll and other	2,791	3,435	2,812	(5,236)	3,802
Income taxes payable	—	(118)	(1)	35	(84)
Net cash provided by operating activities	2,734	14,897	28	—	17,659

Investing activities:
Proceeds from fixed asset disposals	—	—	3	—	3
Purchases of property and equipment	—	(687)	(245)	—	(932)
Net cash used in investing activities	—	(687)	(242)	—	(929)

Financing activities:
Repayments of long-term debt	—	(4,000)	—	—	(4,000)
Taxes paid related to net share settlement of equity awards	(100)	—	—	—	(100)
Contribution attributable to general partner	2,500	—	—	—	2,500
Distributions from subsidiaries	9,622	(9,239)	(383)	—	—
Distributions to limited partners	(14,439)	—	—	—	(14,439)
Distributions to non-controlling members	—	—	(415)	—	(415)
Net cash used in financing activities	(2,417)	(13,239)	(798)	—	(16,454)

Effects of exchange rates on cash	—	82	395	—	477

Net increase (decrease) in cash and cash equivalents	317	1,053	(617)	—	753
Cash and cash equivalents, beginning of period	378	19,570	4,202	—	24,150
Cash and cash equivalents, end of period	$695	$20,623	$3,585	$—	$24,903

Non-cash items:
Accrued capital expenditures	$—	$12	$64	$—	$76

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry. We provide independent pipeline inspection and integrity services to midstream companies and their vendors, public utility companies, and energy exploration and production (“E&P”) companies in our PIS and IS segments throughout the United States and Canada. The PIS segment is comprised of the operations of the TIR Entities and the IS segment is comprised of the operations of Brown. We also provide SWD and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our W&ES segment. We operate ten SWD facilities, eight of which are located in the Bakken Shale region of the Williston Basin in North Dakota and two of which are located in the Permian Basin in west Texas. We also have a management agreement in place to provide staffing and management services to an SWD facility in the Bakken Shale region (a facility in which we own a 25% interest). W&ES customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of September 30, 2017, Holdings owns approximately 58.6% of the Partnership, while affiliates of Holdings own approximately 5.8% of the Partnership, for a total ownership percentage of the Partnership of approximately 64.4% by Holdings and its affiliates. Holdings’ ownership group also owns 100% of the General Partner and the incentive distribution rights.

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the three months ended September 30, 2017, this fee was paid to Holdings in accordance with its terms and conditions. For the six months ended June 30, 2017 and for the year ended December 31, 2016, Holdings provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing SWD and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Holdings incurred expenses of $0.9 million on our behalf during the three months ended September 30, 2016, and $1.8 million and $2.9 million on our behalf during the nine months ended September 30, 2017 and 2016, respectively. These expenses are reported within general and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations and as contributions from general partner in the accompanying Unaudited Condensed Consolidated Statement of Owners’ Equity.

In addition to funding certain general and administrative expenses on our behalf, Holdings contributed $1.0 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively, and a total of $2.5 million for the nine months ended September 30, 2016 attributable to the General Partner as a reimbursement of certain expenditures previously incurred by the Partnership. These payments are reflected as contributions attributable to general partner in the Unaudited Condensed Consolidated Statement of Owners’ Equity and as components of the net loss attributable to the general partner in the Unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2017 and 2016.

Total support from Holdings attributable to non-cash allocated expenses and the reimbursement of certain expenditures was $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2017 and $1.4 million and $5.4 million, respectively, for the three and nine months ended September 30, 2016.

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

Outlook

Overall

For our PIS and IS business segments, revenues, margins, and margin percentages were higher in the third quarter of 2017 than they were in the second quarter of 2017, even though some projects were delayed due to Hurricane Harvey, which struck the gulf coast in August 2017. This is generally consistent with the seasonality inherent in our business, in which the third quarter of each year is generally the strongest quarter of the annual business cycle. We believe that our PIS and IS segments will have many opportunities over the next several years, as many customer projects previously delayed have recently been approved. We have also invested in organic growth and have started two new business units this year, with the latest business unit offering mechanical integrity services, a new line of inspection and integrity support. This new line of business has already been awarded several new projects from investment-grade companies.

For our Pipeline Inspection Services segment, headcount was higher in the third quarter of 2017 than it was in the second quarter of 2017, despite the loss of over 200 inspectors in Canada earlier this year. We have continued to focus on our nondestructive examination business, staking, and mechanical integrity, businesses and the revenues of these business lines were higher in the third quarter 2017 than in any previous quarter. These businesses typically generate higher margins than our legacy inspection business. We expect revenues of our Canadian operations to be much lower in the future than they have been in the recent past due to the loss of low margin work from our largest Canadian customer at the end of the second quarter. We continue to support this customer with higher margin integrity services.

Revenues of our 51% owned Integrity Services segment were higher in the third quarter of 2017 than they were in the second quarter of 2017, as our utilization rate significantly improved and our backlog has remained healthy. Earlier in 2017, we hired new business development personnel to assist in these efforts and we have seen some successful increases in backlog for the fourth quarter of 2017 and the first quarter of 2018. We continue to bid on numerous upcoming work opportunities and remain focused on winning more of these bids in an on-going effort to increase our volume and backlog.

Revenues of our Water and Environmental Services segment were 5% higher in third quarter 2017 than in the second quarter. Two of our facilities are located in the Permian basin, which has experienced an increase in production activity. The remainder of our facilities are in the Bakken region, where the recovery of production activity has been slower. However, through the nine months ended September 30, 2017, a substantial amount of acquisition activity has occurred with private equity backed energy companies acquiring both production and acreage in the Bakken with plans to increase drilling which, in turn, will create substantial amounts of new water for disposal. Additionally, in both regions, a significant number of wells have been drilled but not yet completed. Once producers complete these wells, we expect to have the opportunity to generate additional volumes and revenues. As previously disclosed, two of our facilities were struck by lightning and one remains out of service. Our Orla, Texas facility should be fully rebuilt and open for regular business in December, and we continue to work with our insurance company on the covered loss at our Grassy Butte facility in North Dakota. We also continue to work on the growth capital expenditure development of a water gathering system that will connect three large five well pads into one of our existing facilities in the Bakken for a large public energy company.

Despite the low commodity prices of recent years, we maintained positive operating cash flows during the year ended December 31, 2016 and expect to generate positive operating cash flows for the year ending December 31, 2017.

We continue to evaluate several interesting acquisition opportunities, including continued due diligence of one sizable exclusive opportunity currently under a letter of intent. Areas of focus continue to be traditional midstream opportunities and opportunities in our existing lines of business. Holdings remains willing to deploy capital to assist us in acquiring attractive assets that may be larger than what we can currently acquire independently, with plans to offer those assets to us as drop-down opportunities.

Pipeline Inspection Services

Demand is once again growing for our pipeline inspection services, as we operate in a very large market with well over 1,000 customer prospects that we do not currently serve who require federal and/or state mandated inspection services.

An energy research analyst recently published the following multi-year pipeline industry update that is summarized below:

●	2017 Forecast: Estimated 2017 pipeline spending of $25.5 billion, a 5.1% increase over 2016 levels of $24.2 billion. This follows very strong growth of 25.2% in 2016. With this update, essentially shifted all pipeline construction activity that has not yet begun, or is firmly scheduled to begin in the next two months, into future years.

●	2018 Forecast: Tracking $38.5 billion of pipeline/midstream infrastructure spending proposed for 2018. On a probability-weighted basis, forecasted all-in potential 2018 spending of $33.1 billion, or a 30.2% year-to-year increase. If only highest confidence Tier 1 projects were to move forward, would produce 13.7% year-to-year growth. Layering in moderate confidence Tier 2 projects, the growth forecast rises to 25.3%.

●	2019 and beyond: Anticipated 2019 spending will reflect growth over 2018 levels. Given that the database only includes announced, named pipeline projects, the tracker currently reflects a decline in proposed activity in 2019 and 2020. This is a function of the timing of project announcements, and is expected to rise through 2018. Virtually every industry contact/source along the supply chain, including equipment providers, engineers and construction sources, are suggesting that 2019 could post growth off of a record 2018.

●	Bidding and award activity is accelerating following delays related to the lack of a quorum at FERC. Recall that the Federal Energy Regulatory Commission (“FERC”) lacked a quorum for roughly 6 months, delaying large project approval activity in the first half of 2017. The quorum was re-established on August 10, with the swearing-in of Robert Powelson. At the time the quorum was re-established, it was estimated that approximately $14 billion of pipeline projects had been backlogged. FERC is beginning to take action on the queue, with NEXUS, Atlantic Coast, and the Mountain Valley Pipelines approved in October.

●	Tracking nearly $30 billion in projects that could be awarded over the next approximately 12 months, and believe that at least $4.5 billion worth of projects is currently out to bid. This bodes well for additional large pipeline project awards for contractors in late 2017/early 2018. Developers are concerned about procuring quality construction partners, given that the industry is likely to reach full utilization in 2018. This generally bodes well for contractor pricing, terms, and conditions.

Our continued focus remains on both maintenance and integrity work on existing pipelines as well as work on new projects. The majority of our existing and potential customers are once again investing in their businesses following a difficult economic downturn. We continue to focus on new lines of business to serve our existing customers, including mechanical integrity, pipeline pig cleaning, and decontamination services. The majority of our clients are public, investment-grade companies with long planning cycles that lead to healthy backlogs of new long-term projects and existing pipeline networks that also require inspection and integrity services. We believe that with regulatory requirements, and the aging pipeline infrastructure, that the PIS business is more insulated from changes in commodity prices in the near term than has been the case in the past. However, a prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services, as was the case in recent years.

The two year downturn in energy prices required many of our customers that rely more heavily on commodity prices to focus on reducing their operating costs, leverage, and in many cases they delayed or cancelled new projects. Several clients have sought to reduce the rates paid to inspectors to reduce their inspection costs. We have recently renewed several sizable existing contracts and are bidding on several new contracts. However, we continue to see certain of our customers’ projects slipping past original start dates as a result of permitting or other delays. This has improved substantially following the change in the FERC administration as noted above. Year to date in 2017, we added 26 new customers.

Integrity Services

Brown, our 51% owned hydrostatic testing business unit, has seen a significant improvement through 2017 in its utilization rate and backlog. Brown had a difficult year in 2016, which forced us to implement aggressive measures to manage and reduce its cost structure. We have recently hired new business development personnel who are focused on the potential synergies that may develop between IS and other current customers of the Partnership, as well as the growth and nurture of Brown’s historical, ongoing business. The initial results have been encouraging and the new construction projects referenced above should significantly benefit Brown. Brown operated in 13 states during 2016, compared with over 40 states that the TIR Entities (through our PIS segment) operated in throughout 2016. Year-to-date in 2017, Brown has worked in 15 states and has successfully obtained new business from TIR relationships. Brown’s revenues improved in the third quarter along with its backlog. Brown continues to enjoy an excellent reputation in the industry and has a substantial amount of new work that it is currently bidding to win. Year-to-date in 2017, Brown added 10 new customers.

Water and Environmental Services

Quarterly volumes in our W&ES segment grew 5% over the prior quarter, despite two of our facilities having been hit by lightning earlier in the year. Our average revenue per barrel held steady at $0.68 per barrel (inclusive of disposal fees, residual oil sales, and management fees). Drilling activity has improved dramatically following the downturn and the low that occurred in May 2016. As of the end of October 2017, as reported publicly by Baker Hughes:

●	Total US rig count of 909, including 379 in the Permian basin and 49 in the Williston basin/Bakken;

●	Rigs have increased 125%, or 505 rigs, from the May 2016 trough of 404; and

●	Rigs still remain down 52.9%, or 1,022 rigs, from September 2014 peak of 1,931.

Crude oil prices have also improved, and at the end of October, WTI crude exceeded $54 per barrel of oil. The decline in the market price of crude oil, which began in the second half of 2014, has had an adverse impact on our volumes and revenues over the last three years. The resultant slowdown in exploration and production activity led to lower new drilling activity, volumes, and commodity prices from sales of crude oil we recover from the water we process. In addition, many of our E&P customers requested pricing concessions to help them cope with the lower commodity prices, and the market became over supplied relative to activity levels. In the majority of the basins in the country, new SWD facilities were developed to support previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess SWD facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing.

We have always focused on produced water and piped water whenever possible instead of trucked flowback water, and therefore, we believe we have been less impacted than many of our competitors during the oil and gas economic downturn. During the quarter, 90% of our volumes were produced water and approximately 45% of our water was received via pipelines. In the second quarter of 2016, we took aggressive actions to reduce operating costs in an effort to offset the financial impact of continued depressed market volumes and prices, and continue to see the positive results of those actions, including gross margins exceeding 60%. Additionally, we continue to focus on piped water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production and currently are working on a growth capital expenditure project to develop a water gathering system that will connect to 15 oil wells for a public energy company in the Bakken. We also provide management services for a Bakken SWD facility in which we also own a 25% interest.

We continue to actively pursue acquisition opportunities with the same discipline that protected the Partnership during a heated market in 2014 and 2013 that drove up valuations to unsustainable levels, leading to many bankruptcies and restructurings. We also continue to evaluate and compete for some interesting opportunities for pipelines and new SWD facilities directly with E&P companies seeking to monetize their midstream assets or minimize their spending on infrastructure required to support their production. We continue to work collaboratively with our customers to help them address the volatility in commodity prices and their need to reduce operating expenses. We also continue to carefully evaluate market pricing on a facility-by-facility basis to ensure we remain competitive.

In January 2017, our Orla, Texas facility was struck by lightning. The downhole facilities were not damaged and we had insurance covering the surface facilities with a reasonable deductible. We do not carry business interruption insurance given its costs, waiting periods, and coverages. Within two weeks, the facility re-opened with temporary surface facilities. We have begun the redevelopment process with insurance proceeds and plan to have this facility fully functional in December. We continue to take both piped and trucked water with temporary facilities. In July 2017, a lightning strike at our Grassy Butte, North Dakota SWD facility initiated a fire that effectively destroyed the surface storage equipment at the facility, but it did not damage our pumps, electrical, housing, office, or downhole facilities. The facility has been closed while we negotiate our insurance claim. We have reached an agreement with the insurance carrier and plan to commence reconstruction with the intent to open for business again in the first quarter of 2018.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(in thousands)

Revenues	$77,682	$81,806	$216,971	$227,591
Costs of services	68,292	71,880	192,643	202,540
Gross margin	9,390	9,926	24,328	25,051

Operating costs and expense:
General and administrative - segment	5,276	3,896	13,351	13,328
General and administrative - corporate	298	1,160	2,662	3,477
Depreciation, amortization and accretion	1,184	1,214	3,561	3,685
Impairments	—	—	3,598	10,530
Losses on asset disposals, net	208	—	95	—
Operating income (loss)	2,424	3,656	1,061	(5,969)

Other income (expense):
Interest expense, net	(1,907)	(1,641)	(5,411)	(4,878)
Foreign currency gains	557	—	824	—
Other, net	17	210	122	257
Net income (loss) before income tax expense	1,091	2,225	(3,404)	(10,590)
Income tax expense	529	227	458	389
Net income (loss)	562	1,998	(3,862)	(10,979)

Net income (loss) attributable to noncontrolling interests	8	81	(1,290)	(4,898)
Net income (loss) attributable to partners / controlling interests	554	1,917	(2,572)	(6,081)

Net loss attributable to general partner	(1,000)	(1,431)	(2,750)	(5,366)
Net income (loss) attributable to limited partners	$1,554	$3,348	$178	$(715)

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative-corporate decreased primarily due to the omnibus administrative expense charge of $1.0 million that was incurred in the third quarter of 2017 and recorded in general and administrative-segment in 2017.  This omnibus administrative expense was waived by the sponsor in 2016. Amounts recorded in general and administrative-corporate include administrative expenses incurred by Holdings on our behalf (and not charged to us).

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense increased from 2016 to 2017 primarily due to an increase in interest rates. Average debt outstanding during the nine months ended September 30, 2017 and 2016 was $136.9 million and $137.6 million, respectively. The average interest rate on our borrowings has increased from 4.08% in the nine months ended September 30, 2016 to 4.62% in the nine months ended September 30, 2017.

Foreign currency gains. During the three and nine months ended September 30, 2017, we recorded $0.6 million and $0.8 million, respectively, of income associated with currency translation adjustments on intercompany balances among our consolidated subsidiaries.

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

Net loss attributable to general partner. The net loss attributable to the general partner during the three and nine months ended September 30, 2017 and 2016 consists of expenses that Holdings incurred on our behalf. Since Holdings did not charge us for these expenses, we recorded these expenses as an equity contribution from our general partner. The net loss attributable to the general partner in the three and nine months ended September 30, 2017 also includes $1.0 million of cash support provided by the General Partner for reimbursement of expenses. The net loss attributable to the general partner in the three and nine months ended September 30, 2016 also includes $0.5 million and $2.5 million, respectively, of cash support provided by the General Partner for reimbursement of expenses.

Segment Operating Results

Pipeline Inspection Services (PIS)

The following table summarizes the operating results of the PIS segment for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$72,737		$75,313		$(2,576)	(3.4)%
Costs of services	65,323		67,579		(2,256)	(3.3)%
Gross margin	7,414	10.2%	7,734	10.3%	(320)	(4.1)%

General and administrative	3,893	5.4%	2,920	3.9%	973	33.3%
Depreciation, amortization and accretion	577	0.8%	608	0.8%	(31)	(5.1)%
Operating income	$2,944	4.0%	$4,206	5.6%	$(1,262)	(30.0)%

Operating Data
Average number of inspectors	1,211		1,231		(20)	(1.6)%
Average revenue per inspector per week	$4,570		$4,655		$(85)	(1.8)%

Revenue variance due to number of inspectors					$(1,201)
Revenue variance due to average revenue per inspector					$(1,375)

Revenues. Revenues decreased $2.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a decrease in the average number of inspectors engaged (a decrease of 20 inspectors accounting for a $1.2 million revenue decrease) and a reduction in the average revenue billed for each inspector (accounting for a $1.4 million revenue decrease).

Revenues of our Canadian business decreased $8.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the loss of a major customer in the second quarter of 2017. This decrease was partially offset by an increase of $6.0 million in our U.S. domestic business lines, including increases of $1.3 million in our public utility business and $0.8 million in nondestructive examination service line during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Costs of services. Costs of services decreased $2.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, corresponding to the decrease in revenue.

Gross margin. Gross margin decreased $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to lower revenues and a slightly decreased margin percentage.

General and administrative. General and administrative expenses increased $1.0 million, of which $0.7 million was due to the omnibus administrative expense charge incurred and allocated to the segments in the third quarter of 2017 that was waived by Holdings in 2016 and recorded in general and administrative-corporate.

Depreciation and amortization. Depreciation and amortization expense during the third quarter of 2017 was not significantly different from depreciation and amortization expense during the third quarter of 2016.

Operating income. Operating income decreased $1.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the increased general and administrative expenses and the decreased gross margin in the third quarter of 2017 compared to the third quarter of 2016.

The following table summarizes the operating results of the PIS segment for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$205,039		$209,632		$(4,593)	(2.2)%
Costs of services	185,308		189,788		(4,480)	(2.4)%
Gross margin	19,731	9.6%	19,844	9.5%	(113)	(0.6)%

General and administrative	10,212	5.0%	9,439	4.5%	773	8.2%
Depreciation, amortization and accretion	1,755	0.9%	1,834	0.9%	(79)	(4.3)%
Impairments	1,329	0.6%	—	0.0%	1,329
Losses on asset disposals and insurance recoveries, net	18	0.0%	—	0.0%	18
Operating income	$6,417	3.1%	$8,571	4.1%	$(2,154)	(25.1)%

Operating Data

Average number of inspectors	1,160		1,165		(5)	(0.4)%
Average revenue per inspector per week	$4,532		$4,597		$(65)	(1.4)%

Revenue variance due to number of inspectors					$(884)
Revenue variance due to average revenue per inspector					$(3,709)

Revenues. Revenues decreased $4.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a decrease in the average number of inspectors engaged (a decrease of 5 inspectors accounting for a $0.9 million revenue decrease) and a reduction in the average revenue billed for each inspector (accounting for a $3.7 million revenue decrease). We continue to focus on areas of inspection that are less impacted by economic conditions, such as maintenance projects and projects associated with public utility companies, to help mitigate the decline in revenues associated with new construction projects. Revenues of our nondestructive examination service line increased by $2.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The decline in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector per year are expected, given that we charge different rates for different types of inspectors and different types of inspection services. Competition remains strong in the industry which continues to exert downward pressure on rates.

Costs of services. Costs of services decreased $4.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to lower revenues.

Gross margin. Gross margin remained relatively consistent during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gross margin percentage changes can be attributable to changes in the mix of services provided.

General and administrative. General and administrative expenses increased $0.8 million, primarily due to the omnibus administrative expense charge incurred and allocated to the segments in the third quarter of 2017 that was waived by Holdings in 2016 and recorded in general and administrative-corporate.

Depreciation and amortization. Depreciation and amortization expense during the nine months ended September 30, 2017 was not significantly different from depreciation and amortization expense during the nine months ended September 30, 2016.

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

Operating income. Operating income decreased $2.2 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to $1.3 million of impairments and to an increase in general and administrative costs of $0.8 million.

Integrity Services (IS)

The following table summarizes the results of the IS segment for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$2,834		$4,525		$(1,691)	(37.4)%
Costs of services	2,132		3,558		(1,426)	(40.1)%
Gross margin	702	24.8%	967	21.4%	(265)	(27.4)%

General and administrative	525	18.5%	514	11.4%	11	2.1%
Depreciation, amortization and accretion	157	5.5%	157	3.5%	—	0.0%
Operating income (loss)	$20	0.7%	$296	6.5%	$(276)	(93.2)%

Operating Data
Average number of field personnel	21		25		(4)	(16.0)%
Average revenue per field personnel per week	$10,268		$13,772		$(3,504)	(25.4)%
Revenue variance due to number of field personnel					$(540)
Revenue variance due to average revenue per field personnel					$(1,151)

Revenue. Revenues decreased approximately $1.7 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a $0.5 million decrease in the average number of field personnel engaged in customer projects and a decrease in the average revenue charged per field personnel of $1.2 million. Revenues during the three months ended September 30, 2017 continued to be adversely affected by a slowdown in new projects by our customers and by the loss during 2016 of key business development employees. Earlier in 2017, we hired new business development personnel to assist in these efforts and we have seen some success via increases in backlog for the fourth quarter of 2017 and the first quarter of 2018.

Costs of services. Cost of services decreased approximately $1.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, consistent with the decrease in revenue.

Gross margin. Gross margin decreased approximately $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to lower revenues, partially offset by an improved gross margin percentage.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent from the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Depreciation and amortization. Depreciation expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the three months ended September 30, 2017 was not significantly different from depreciation and amortization expense during the three months ended September 30, 2016.

Operating income (loss). Operating income (loss) decreased $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the decrease in gross margin.

The following table summarizes the results of the IS segment for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$5,927		$11,329		$(5,402)	(47.7)%
Costs of services	5,005		9,668		(4,663)	(48.2)%
Gross margin	922	15.6%	1,661	14.7%	(739)	(44.5)%

General and administrative	1,488	25.1%	2,388	21.1%	(900)	(37.7)%
Depreciation, amortization and accretion	471	7.9%	502	4.4%	(31)	(6.2)%
Impairments	1,581	26.7%	8,411	74.2%	(6,830)	(81.2)%
Operating loss	$(2,618)	(44.2)%	$(9,640)	(85.1)%	$7,022	(72.8)%

Operating Data
Average number of field personnel	18		24		(6)	(25.0)%

Average revenue per field personnel per week	$8,443		$12,059		$(3,616)	(30.0)%
Revenue variance due to number of field personnel					$(1,976)
Revenue variance due to average revenue per field personnel					$(3,426)

Revenue. Revenues decreased approximately $5.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Approximately $2.0 million of the decrease was due to a decrease in the average number of field personnel engaged in customer projects and approximately $3.4 million of the decrease was due to a decrease in the average revenue per field personnel generated. Revenues during the nine months ended September 30, 2017 have been adversely affected by a slowdown in new projects by our customers and by the loss during 2016 of key business development employees.

Costs of services. Cost of services decreased approximately $4.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to the slowdown in business activity.

Gross margin. Gross margin decreased approximately $0.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to lower revenues, partially offset by an improved gross margin percentage.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses decreased by $0.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to cost-cutting measures we implemented in response to the continued low-revenue environment. These measures included the closure of one office location.

Depreciation and amortization. Depreciation expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the nine months ended September 30, 2017 was not significantly different from depreciation and amortization expense during the nine months ended September 30, 2016.

Impairments. During the first quarter of 2017, we recorded an impairment of $1.6 million to goodwill. During the nine months ended September 30, 2016, we recorded an impairment of $8.4 million to goodwill. As of March 31, 2017, goodwill in this segment was fully impaired.

Operating loss. Operating loss decreased by $7.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to a lower goodwill impairment charge of $6.8 million and lower general and administrative expenses of $0.9 million, partially offset by a $0.7 million decrease in the gross margin.

Water & Environmental Services (W&ES)

The following table summarizes the operating results of the W&ES segment for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$2,111		$1,968		$143	7.3%
Costs of services	837		743		94	12.7%
Gross margin	1,274	60.4%	1,225	62.2%	49	4.0%

General and administrative	858	40.6%	462	23.5%	396	85.7%
Depreciation, amortization and accretion	450	21.3%	449	22.8%	1	0.2%
Losses on asset disposals, net	208	9.9%	—		208
Operating income (loss)	$(242)	(11.5)%	$314	16.0%	$(556)	(177.1)%

Operating Data
Total barrels of saltwater disposed	3,102		2,937		165	5.6%
Average revenue per barrel disposed (a)	$0.68		$0.67		$0.01	2.0%
Revenue variance due to barrels disposed					$111
Revenue variance due to revenue per barrel					$32

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales, and management fees) by the total barrels of saltwater disposed.

Revenue. Revenues increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to a 5.6% increase in the volume of saltwater disposed. The increase in volume was due primarily to increased flowback volumes at one of our facilities in North Dakota. Average revenue per barrel was relatively consistent. Oil revenue represented approximately 5.7% of total revenue during the three months ended September 30, 2017 and 2016.

The increase in revenues was partially offset by interruptions associated with lightning strikes and fires at our facility in Orla, Texas in January 2017 and at our Grassy Butte facility in North Dakota in July 2017. We re-established temporary operations at the Orla facility soon after that incident, and the incidents did have an adverse effect on the revenues of these facilities.

Costs of services. Costs of services increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, relatively consistent with the increase in revenues.

Gross margin. Gross margin remained relatively consistent during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

General and administrative. General and administrative expenses include general office overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. General and administrative expenses increased $0.4 million, primarily due to the omnibus administrative expense charge incurred and allocated to the segments in the third quarter of 2017 that was waived by Holdings in 2016 and recorded in general and administrative-corporate.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended September 30, 2017 was not significantly different from depreciation and amortization expense during the three months ended September 30, 2016.

Losses on asset disposals, net. During the three months ended September 30, 2017, we recorded losses of $0.2 million related to lightning strikes and fires at two of our SWD facilities for non-reimbursable costs associated with these incidents.

Operating income (loss). Our W&ES segment generated an operating loss of $0.2 million during the three months ended September 30, 2017 compared to operating income of $0.3 million during the three months ended September 30, 2016. This decrease in operating income (loss) was primarily due to an increase in general and administrative costs of $0.4 million and losses on asset disposals, net of $0.2 million.

The following table summarizes the operating results of the W&ES segment for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$6,005		$6,630		$(625)	(9.4)%
Costs of services	2,330		3,084		(754)	(24.4)%
Gross margin	3,675	61.2%	3,546	53.5%	129	3.6%

General and administrative	1,651	27.5%	1,501	22.6%	150	10.0%
Depreciation, amortization and accretion	1,335	22.2%	1,349	20.3%	(14)	(1.0)%
Impairments	688	11.5%	2,119	32.0%	(1,431)	(67.5)%
Losses on asset disposals, net	77	1.3%	—		77
Operating loss	$(76)	(1.3)%	$(1,423)	(21.5)%	$1,347	(94.7)%

Operating Data
Total barrels of saltwater disposed	8,841		9,917		(1,076)	(10.9)%
Average revenue per barrel disposed (a)	$0.68		$0.67		$0.01	2.0%
Revenue variance due to barrels disposed					$(719)
Revenue variance due to revenue per barrel					$94

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales, and management fees) by the total barrels of saltwater disposed.

Revenue. Revenues decreased by $0.6 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily due to a 10.9% decrease in the volume of saltwater disposed. The decrease in volumes was due primarily to reduced exploration and production activity in North Dakota, as a result of low commodity prices. Average revenue per barrel remained relatively consistent from 2016 to 2017. Oil revenue represented approximately 7.5% of total revenue during the nine months ended September 30, 2017 compared to 5.5% during the nine months ended September 30, 2016.

In addition, business activity was interrupted by a lightning strike and fire at our facility in Orla, Texas in January 2017 and at our Grassy Butte facility in North Dakota in July 2017. We re-established temporary operations at the Orla facility soon after that incident, but the incidents did have an adverse effect on the revenues of these facilities. Revenues at the Orla facility were $0.3 million lower and revenues at our Grassy Butte facility were $0.1 million lower during the nine months ended September 30, 2017 than during the nine months ended September 30, 2016.

Costs of services. Costs of services decreased by $0.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to cost reduction measures that we implemented in mid-2016 in response to adverse market conditions. These measures included the temporary suspension of activity at two of our facilities and investments in automation at other facilities.

Gross margin. Gross margin increased by $0.1 million between the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. A decrease in revenues of $0.6 million was offset by a decrease in costs of services of $0.8 million.

  General and administrative. General and administrative expenses include general office overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. General and administrative expenses during the nine months ended September 30, 2017 were reduced by $0.3 million related to the collection of an account receivable on which we had previously recorded a valuation allowance and increased by a $0.3 million omnibus administrative expense charge incurred and allocated to the segments in the third quarter of 2017 that was waived by Holdings in 2016 and recorded in general and administrative-corporate.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the nine months ended September 30, 2017 was not significantly different from depreciation and amortization expense during the nine months ended September 30, 2016.

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

Losses on asset disposals, net. During the three months ended September 30, 2017, we recorded a loss of $0.1 million related to lightning strikes and fires at two of our SWD facilities, which primarily represent non-reimbursable costs associated with these incidents.  This loss was net of a $0.3 million gain that we recorded upon receipt of proceeds from a property damage insurance claim related to the Orla, Texas facility.

Operating loss. Our W&ES segment generated an operating loss of $0.1 million during the nine months ended September 30, 2017 compared to an operating loss of $1.4 million during the nine months ended September 30, 2016. The decrease in the operating loss was primarily due to a decrease of $1.4 million in impairments.

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

Reconciliation of Net Loss to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
		(in thousands)

Net income (loss)	$562	$1,998	$(3,862)	$(10,979)
Add:
Interest expense	1,907	1,641	5,411	4,878
Depreciation, amortization and accretion	1,465	1,447	4,378	4,354
Impairments	—	—	3,598	10,530
Income tax expense	529	227	458	389
Non-cash allocated expenses	—	931	1,750	2,866
Equity based compensation	371	322	1,137	829
Losses on asset disposals, net	208	—	77	—
Less:
Foreign currency gains	557	—	824	—
Adjusted EBITDA	$4,485	$6,566	$12,123	$12,867

Adjusted EBITDA attributable to general partner	(1,000)	(500)	(1,000)	(2,500)
Adjusted EBITDA attributable to non-controlling interests	163	294	(73)	(137)
Adjusted EBITDA attributable to limited partners / controlling interests	$5,322	$6,772	$13,196	$15,504

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,910	1,671	6,380	5,058
Distributable cash flow	$3,412	$5,101	$6,816	$10,446

Reconciliation of Net Loss Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and to Distributable Cash Flow

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
		(in thousands)

Net income (loss) attributable to limited partners	$1,554	$3,348	$178	$(715)
Add:
Interest expense attributable to limited partners	1,907	1,578	5,411	4,690
Depreciation, amortization and accretion attributable to limited partners	1,322	1,306	3,952	3,921
Impairments attributable to limited partners	—	—	2,823	6,409
Income tax expense attributable to limited partners	517	218	442	370
Equity based compensation attributable to limited partners	371	322	1,137	829
Losses on asset disposals attributable to limited partners, net	208	—	77	—
Less:
Foreign currency gains attributable to limited partners	557	—	824	—
Adjusted EBITDA attributable to limited partners	5,322	6,772	13,196	15,504

Less:
Cash interest paid, cash taxed paid and maintenance capital expenditures attributable to limited partners	1,910	1,671	6,380	5,058
Distributable cash flow	$3,412	$5,101	$6,816	$10,446

Reconciliation of Cash Flows Provided by Operating Activities to Adjusted EBITDA and to Distributable Cash Flow

	Nine Months ended September 30,
	2017	2016
	(in thousands)

Cash flows provided by operating activities	$263	$17,659
Changes in trade accounts receivable, net	11,583	(4,999)
Changes in prepaid expenses and other	765	(1,053)
Changes in accounts payable and accrued liabilities	(6,552)	(3,802)
Changes in income taxes payable	271	84
Interest expense (excluding non-cash interest)	4,968	4,452
Income tax expense (excluding deferred tax benefit)	819	428
Other	6	98
Adjusted EBITDA	$12,123	$12,867

Adjusted EBITDA attributable to general partner	(1,000)	(2,500)
Adjusted EBITDA attributable to noncontrolling interests	(73)	(137)
Adjusted EBITDA attributable to limited partners / controlling interests	$13,196	$15,504

Less:
Cash interest paid, cash taxes paid, maintenance capital expendirures	6,380	5,058
Distributable cash flow	$6,816	$10,446

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

At September 30, 2017, our sources of liquidity included:

●	$19.2 million cash on the balance sheet at September 30, 2017;

●	available borrowings under our Credit Agreement of $63.1 million at September 30, 2017 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the agreement; and

●	issuance of equity and/or debt securities. We filed a Securities Registration Statement with the Securities and Exchange Commission on June 8, 2015 to register $1.0 billion in securities, which we may issue in any combination of equity or debt securities from time to time in one or more offerings.

On October 27, 2017, our Board of Directors declared a distribution of $0.21 per common unit ($0.84 annualized), payable on November 14, 2017 to owners of record on November 7, 2017. If this distribution level is maintained through the fourth quarter of 2017, it will provide approximately $9.3 million of internally generated capital on an annualized basis to provide increased liquidity, reduce leverage, invest in selected growth projects in the future, and strengthen the Company’s balance sheet compared to the previous distribution level of $0.406413 per unit per quarter ($1.63 annualized). This action should provide a sound catalyst to reducing our currently elevated cost of capital by de-levering and improving increased distribution coverage to our unitholders. We are confident these actions support the long-term interests of our unitholders, employees, and other stakeholders. We continue to see encouraging signs with some new customers and are focused on organic growth, and improved SWD asset utilization in an effort to improve cash flow that will, in turn, contribute to the improvement of all of our financial ratios. We continue to believe the fundamental demand for increased inspection and water disposal remains strong over the long-term, but the recovery has been slower than previously anticipated.

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
	○	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
	○	comply with applicable law, and of our debt instruments or other agreements; or
	○	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
●	plus, if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 15, 2017	0.210000	2,495	1,606
August 14, 2017	0.210000	2,495	1,607
November 14, 2017 (c)	0.210000	2,497	1,608
	1.036413	12,310	7,928

Total Distributions (through November 14, 2017 since IPO)	$5.392363	$63,864	$40,922

(a)	Approximately 64.4% of the Partnership’s outstanding units at September 30, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Third quarter 2017 distribution was declared and will be paid in the fourth quarter of 2017.

Our Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs, and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitments. The Credit Agreement matures December 24, 2018, and we are currently in discussions with the leader of the lending syndicate of our Credit Agreement about refinancing the Credit Agreement.

Outstanding borrowings at September 30, 2017 and December 31, 2016 under the Credit Agreement were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)

Working Capital Facility	$48,000	$48,000
Acquisition Facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	(758)	(1,201)
Long-term debt	$136,142	$135,699

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 4.99% for the nine months ended September 30, 2017 and 3.54% and 4.28% for the nine months ended September 30, 2016. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended September 30, 2017 and 2016 was $1.7 million and $1.6 million, respectively, including commitment fees. Interest paid during the nine months ended September 30, 2017 and 2016 was $5.0 million and $4.3 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At September 30, 2017, our combined total adjusted leverage ratio was 3.77 to 1.0 and our interest coverage ratio was 3.08 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of September 30, 2017. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

Our Credit Agreement matures on December 24, 2018 and, although unfavorable financial results may impact our ability to meet our current debt covenants, we believe it is probable that we will be able to maintain compliance with the financial ratio covenants through the maturity date of the Credit Agreement through some combination of 1) improved operating results, 2) refinancing the Credit Agreement, and/or 3) future sponsor support from Holdings.

We plan to improve our operating results through a combination of 1) enhanced business development efforts in our Pipeline Inspection Services and Integrity Services segments, including our continued focus on higher margin services, 2) the re-opening of our Orla, TX and our Grassy Butte, ND SWD facilities that were struck by lightning earlier this year; 3) enhancing our SWD activities due to additional drilling and completion activities in both the Permian and Bakken regions; and 4) capital expansion in our Water and Environmental Services segment (specifically, we are in the process of building a water gathering system at one of our North Dakota facilities).

In anticipation of the Credit Agreement maturing in December 2018, we have an executed mandate and term sheet with the lead bank in the Credit Agreement regarding a refinancing of the Credit Agreement, subject to syndication. The new credit agreement will require a reduction in our current outstanding debt balance and will have modified financial ratio covenants. The term sheet provides for conditions precedent to reduce the principal balance, which may include some combination of 1) using cash currently on the balance sheet; 2) issuing some sort of equity to the owners of Holdings or third parties; 3) issuing convertible debt to the owners of Holdings or third parties; 4) monetizing a portion of our investment-grade accounts receivable with Holdings or a third-party; and/or 5) asset sales of some of our SWD facilities. Although it is our intent to refinance our Credit Agreement under the executed term sheet, we can offer no assurances that the refinancing of our Credit Agreement will be consummated under terms acceptable to us given the conditions precedent outlined in the term sheet.

Holdings has continued to support the Partnership during the oil and gas economic downturn and has provided sponsor support of $6.3 million during the year ended December 31, 2016 and $2.8 million during the nine months ended September 30, 2017. The owners of Holdings, who collectively own approximately 64% of our common units, remain incentivized and have the financial wherewithal to continue to support us in order to maintain compliance with the financial ratio covenants through the maturity date of the Credit Agreement.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Net cash provided by operating activities	$263	$17,659
Net cash provided by (used in) investing activities	396	(929)
Net cash used in financing activities	(8,945)	(16,454)
Effect of exchange rates on cash	831	477
Net increase (decrease) in cash and cash equivalents	$(7,455)	$753

Net cash provided by operating activities. Net operating cash provided by operating activities for the nine months ended September 30, 2017 was $0.3 million, consisting of a net loss of $3.9 million, plus non-cash expenses of $10.2 million, less net changes in working capital of $6.0 million (including an increase in accounts receivable of $11.5 million and an increase in prepaid expenses and other of $0.8 million, partially offset by an increase in current liabilities of $6.3 million). The increase in working capital during the nine months ended September 30, 2017 was due, in part, to revenue growth. Non-cash expenses included depreciation, amortization and accretion, and impairment expense, among others. Non-cash expenses also included expenses attributable to the Partnership that were paid by Holdings and recorded as an equity contribution in the Partnership’s financial statements.

Net operating cash provided by operations for the nine months ended September 30, 2016 of $17.7 million included $11.0 million of net loss, $18.9 million of non-cash expenses (including impairments of $10.5 million) and $9.8 million of net changes in working capital.

Net cash provided by (used in) investing activities. Cash provided by (used in) investing activities for the nine months ended September 30, 2017 primarily consists of $1.6 million of insurance proceeds associated with property damage and clean-up activities that resulted from a lightning strike and fire at our SWD facility in Orla, TX, offset by capital expenditures. Capital expenditures during the nine months ended September 30, 2017 consisted primarily of equipment purchases, much of which was to support increasing revenues in our Pipeline Inspection Services segment’s non-destructive examination business and improvements to one of our SWD facilities in anticipation of building a gathering system from production sites to the facility.  Capital expenditures during the nine months ended September 30, 2016 were made primarily in our Pipeline Inspection Services segment’s non-destructive examination business.

Net cash used in financing activities. Financing cash outflows for the nine months ended September 30, 2017 primarily consisted of $9.8 million of distributions to limited partners, offset by a contribution attributable to our general partner of $1.0 million. Financing cash outflows for the nine months ended September 30, 2016 included $14.4 million of distributions to limited partners, $0.4 million of distributions to noncontrolling interest owners, and a $4.0 million payment on our Working Capital Facility, partially offset by contributions attributable to our general partner totaling $2.5 million.

Working Capital

Our working capital was $52.1 million at September 30, 2017. Working capital increased from December 31, 2016 to September 30, 2017 due primarily to increased accounts receivable, partially offset by increased accrued liabilities and a decreased cash balance. Business activity in our PIS and IS segments is typically higher during the second and third quarters of a year, and during this time working capital typically increases. Our PIS and IS segments have substantial working capital needs, as we generally pay our inspectors and field personnel on a weekly basis, but typically receive payment from our customers 45 to 90 days after the services have been performed. We utilize borrowings under our Credit Agreement to fund the working capital needs of these segments. These borrowings reduce the amount of credit available for other uses, such as acquisitions and growth projects, and increases interest expense, thereby reducing cash flow. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the PIS segment are substantial, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

W&ES has capital needs requiring investment for the maintenance of existing SWD facilities and the acquisition or construction and development of new SWD facilities. Our PIS segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, which has been acquiring field equipment to support its growing revenues. IS has capital needs for heavy equipment in order to perform hydrostatic testing procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps, and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish, and replace tubing and packers on the SWD well itself to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures were $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional saltwater disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $0.5 million and $0.8 million for the three and nine months ended September 30, 2017, respectively and $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

We have $136.9 million of borrowings under our Credit Agreement as of September 30, 2017. Additionally, we have long-term office and other lease obligations totaling approximately $4.7 million (including extensions), payable through calendar year 2042.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

Our critical accounting policies are consistent with those disclosed in Note 2 included in our audited financial statements as of and for the year ended December 31, 2016 included in our Form 10-K and also as outlined in Note 2 of our Unaudited Condensed Financial Statements as of for the three and nine months ended September 30, 2017 included in our Form 10-Q.

Recent Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation in March 2016. This ASU gives entities the option to account for forfeitures of share-based awards when the forfeitures occur (previously, entities were required to estimate future forfeitures and reduce their share-based compensation expense accordingly). We adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur. The adoption of this ASU had no significant effect on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to calculate the amounts of goodwill impairments. We adopted this new standard effective January 1, 2017 in order to simplify the measurement process of any future impairments of goodwill. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Stuart v. TIR

In July 2014, a group of former minority shareholders of Tulsa Inspection Resources, Inc. (“TIR Inc.”), formerly an Oklahoma corporation, filed a civil action in the United States District Court for the Northern District of Oklahoma (the “District Court”) against TIR LLC, members of TIR LLC, and certain affiliates of TIR LLC’s members.  TIR LLC is the successor in interest to TIR Inc., resulting from a merger between the entities.  The former shareholders in TIR Inc. claim that they did not receive sufficient value for their shares and are seeking compensatory and punitive damages.  All claims against TIR LLC have been resolved by the District Court in TIR LLC’s favor, subject to appeal to the United States Court of Appeals for the Tenth Circuit, and plaintiffs have abandoned their claim for rescission of the merger.  The remaining claims, none of which are asserted against the Partnership nor any subsidiary of the Partnership including TIR LLC, were adjudicated at jury trial that began on September 5, 2017. On September 14, 2017, the jury returned a unanimous verdict in favor of the defendants, finding that the value paid to the plaintiffs was fair and awarding them no damages.

Fithian v. TIR LLC

On October 5, 2017, a former inspector for TIR LLC and Cypress Energy Management - TIR, LLC ("CEM TIR") filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff alleges he was a non-exempt employee of TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims.

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

On November 8, 2017 the Board of Directors of the General Partner reappointed Jeffrey Herbers as the Chief Accounting Officer of the General Partner and increased his duties such that he will act as the principal accounting officer and interim principal financial officer of the General Partner, effective as of November 26, 2017.

Mr. Herbers, age 40, has served the General Partner as the Chief Accounting Officer since September 2016.  Prior to his employment with the General Partner, Mr. Herbers served as sole member of Jeff Herbers PLLC from December 2015 until September 2016 and, prior to that role, served as the Chief Accounting Officer of the general partner of NGL Energy Partners LP from February 2012 until November 2015.  Mr. Herbers holds a B.B.A. in accounting from the University of Tulsa.

There are no family relationships between Mr. Herbers and and director or other executive officer of the General Partner, and he was not selected by the General Partner's board of directors to serve in any capacity pursuant to any arrangement or understanding with any person.  Mr. Herbers has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on November 14, 2017.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ G. Les Austin
By:	G. Les Austin
Title:	Chief Financial Officer

