Form 10-K
period 2017-12-31
Cypress Energy Partners, L.P.
filed 2018-03-23
CIK 1587246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s Common Units Representing Limited Partner Interests held by non-affiliates computed by reference to the price at which the limited partner units were last sold as of June 30, 2017 was $31,607,624.

As of March 16, 2018, the registrant had 11,906,464 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLOSSARY OF TERMS

The following includes a description of the meanings of some of the terms used in this Annual Report on Form 10-K.

“Dig site”	The location where pipeline maintenance occurs by excavating the ground above the pipeline.

“Flowback water”	The fluid that returns to the surface during and for the weeks following the hydraulic fracturing process.

"Gun barrel"	A settling tank used for treating oil where oil and brine are sepearated only by gravity segregation forces.

“Hydraulic fracturing”	The process of pumping fluids, mixed with granular proppant, into a geological formation at pressures sufficient to create fractures in the hydrocarbon-bearing rock.

“Hydrotesting”	A process in which pressure vessels such as pipelines and fuel tanks can be tested for strength and leaks by filling the vessel with a liquid and pressurizing the vessel to the specified test pressure.

"In-line inspection"	An inspection technique used to assess the integrity of natural gas transmission pipelines from inside of the pipe.

“IPO”	Our initial public offering of common units representing limited partner interests in us.

“Injection intervals”	The part of the injection zone in which the well is screened or in which the waste is otherwise directly emplaced.

“NGLs”	Natural gas liquids. The combination of ethane, propane, butane, isobutene and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

“OPEC”	The Organization of Petroleum Exporting Countries.

“Pig tracking”	The locating, mapping and monitoring of the in-line inspection pig.

“Pipeline Inspection”	Our Pipeline Inspection business segment

“Produced water”	Naturally occurring water found in hydrocarbon-bearing formations that flows to the surface along with oil and natural gas.

“Proppant”	Sized particles mixed with fracturing fluid to hold fractures open after a hydraulic fracturing treatment.

“Residual oil”	Oil separated and recovered during the salt water treatment process.

“Separation tank”	A cylindrical or spherical vessel used to separate oil, gas and water from the total fluid stream produced by a well.

“Settling tank”	A non-circulating storage tank where gravitational segregation forces separate liquids from solids.

“Staking”	The process of marking the location where pipeline maintenance will occur.

“SWD”	Salt water disposal.

“Water Services”	Our Water Services business segment

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC acquired May 1, 2015;

●	“CEM LLC” refers to Cypress Energy Management, LLC, a wholly owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Energy Management – TIR, LLC, a wholly owned subsidiary of CEM LLC;

●	“CEM-Brown” refers to Cypress Energy Management – Brown, LLC, a wholly owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly owned subsidiary of the Partnership;

●	“CEP-TIR” refers to Cypress Energy Partners – TIR, LLC, an indirect subsidiary of Holdings, and an owner of 1,346,800 common units representing 11.3% of our outstanding common units, and an owner of a 36.2% interest in the TIR Entities prior to the sale of its interests to the Partnership effective February 1, 2015;

●	“CES LLC” refers to Cypress Energy Services, LLC, a wholly owned subsidiary as of June 1, 2015 that performs management services for our salt water disposal facilities, as well as a third party facility;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 47.2% of our outstanding common units;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“TIR Entities” refer collectively to TIR LLC; TIRC; Tulsa Inspection Resources – Nondestructive Examination, LLC; TIR-PUC and CF Inspection; all of which were 50.1% owned by CEP LLC from our IPO until February 1, 2015, at which time CEP LLC acquired the remaining interests from affiliates of Holdings and now owns 100%;

●	“TIRC” refers to Tulsa Inspection Resources – Canada, ULC, a wholly owned subsidiary of CEP LLC;

●	“TIR LLC“ refers to Tulsa Inspection Resources, LLC, a wholly owned subsidiary of CEP LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

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

Overview

The Partnership is a Delaware limited partnership formed on September 19, 2013 to become a diversified Partnership serving energy companies throughout North America.  We currently provide essential midstream services that include independent pipeline inspection and integrity services to producers and pipeline companies and water and environmental services with salt water disposal facilities to U.S. onshore oil and natural gas producers and trucking companies.  On January 21, 2014, we completed the IPO of our limited partner common units.  As part of the transaction, affiliates of Holdings conveyed an aggregate 50.1% interest in the TIR Entities in exchange for an aggregate 15.7% ownership in the Partnership.  Affiliates of Holdings held the remaining 49.9% interest in the TIR Entities, which was then acquired by the Partnership on February 1, 2015.  The Partnership now owns 100% of the TIR Entities.

Our business is currently organized into three reportable segments: (1) Pipeline Inspection Services (“Pipeline Inspection”), comprising the TIR Entities’ operations, (2) Integrity Services (“Integrity Services”), made up of Brown’s operations and (3) Water and Environmental Services (“Water Services”), constituting salt water disposal activities in the CEP LLC and CES LLC entities.  We also have a number of other potential lines of business outlined in our IRS private letter ruling (“PLR”) that would allow us to further diversify our business activities and lines of business serving the energy industry.

Through the Pipeline Inspection segment, we provide independent inspection services to various energy, public utility and pipeline companies in both the United States and Canada.  Inspectors in this segment perform a variety of inspection services on both new and existing midstream pipelines, midstream assets and infrastructure, gathering systems, and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Results in this segment are driven primarily by the number and type of inspectors performing services for our customers and the fees they charge for those services, which depend on the nature and duration of the projects. Pipeline Inspection is entirely comprised of the operations of the TIR Entities.

The Integrity Services segment primarily provides hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies for both newly-constructed and existing natural gas and petroleum pipelines. Field personnel in this segment perform various integrity services on newly-constructed and existing oil and natural gas pipelines. Results in this segment are driven primarily by the number and skill level of our field personnel performing the integrity services, size and length of the pipelines tested, the complexity of services provided, the degree to which customers use our equipment, and the nature and duration of the projects. These projects are typically based on fixed-bid agreements with customers. The Integrity Services segment is mainly comprised of the operations of Brown.

Our Water Services segment provides salt water disposal services to oil and natural gas producers and trucking companies and consists of the operations of CEP LLC, which, as of the end of the year, owned and operated eight commercial salt water disposal facilities in the Bakken Shale region of the Williston Basin in North Dakota and two in the Permian Basin in Texas and CES LLC, which provides management and staffing services for an additional salt water disposal facility (one salt water disposal facility in the Permian Basin was sold in January 2018).  We generate revenue by treating produced water and flowback water and injecting the water into our salt water disposal facilities.  Results are driven primarily by the volume of water injected into our salt water disposal facilities and the fees we charge for these services.  These fees are charged on a per-barrel basis and vary based on the quantity and type of salt water disposed, competitive dynamics, and operating costs.  Our salt water disposal facilities currently utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization and are located in close proximity to existing producing wells and expected future drilling sites, making our salt water disposal facilities attractive to our current and future customers.  These facilities also contain oil skimming processes that remove oil from flowback and produced water that has been delivered to our sites.  We then generate revenue by selling the residual oil recovered from the water treatment process.  In addition to the nine salt water disposal facilities owned by CEP LLC (post the sale of the one salt water facility in January 2018), our consolidated subsidiary, CES LLC, provides management and staffing services for an additional salt water disposal facility in the Bakken Shale region, pursuant to a management agreement.  CES LLC also owns a 25% interest in this facility.   The Water Services segment is directly tied to oil and gas activity and is impacted by changes in commodity prices, competition, and newly completed oil and gas wells.

Our Relationship with Cypress Energy Holdings, LLC

All of the equity interests in our general partner are indirectly owned by Holdings and its affiliates. Holdings is owned by Charles C. Stephenson, Jr., entities related to Mr. Stephenson’s family, a company controlled by our Chairman, Chief Executive Officer and President, Peter C. Boylan III, Henry Cornell and a company controlled by Mr. Cornell.  Holdings’ owners bring substantial industry relationships and specialized, value-creation capabilities that we believe continue to benefit us.  Mr. Stephenson has over 50 years of experience as a leader in the oil and natural gas industry.  He was the founder, Chairman and Chief Executive Officer of Vintage Petroleum prior to its sale to Occidental Petroleum in 2006 and is also the retired Chairman of Premier Natural Resources, a private oil and natural gas exploration and production company that he co-founded.  Mr. Boylan has extensive executive management experience with public and private companies and also has extensive public company directorship experience.  As the owners of our general partner and the direct or indirect owners of approximately 64.0% of our outstanding limited partner interests, Holdings and its affiliates have a strong alignment of interests with our minority unitholders to ensure the ongoing successful execution of our business plan.

Business Strategies

Our principal business objective is to build a diversified partnership serving energy customers that will allow us, over time, to incrementally increase the quarterly cash distributions that we pay to our unitholders. We expect to achieve this objective through the following business strategies:

●	Capitalize on improving industry fundamentals.

●	Pipeline Inspection. We believe the pipeline inspection services market offers attractive long-term growth fundamentals; as such, we intend to continue to position ourselves as a trusted provider of high quality essential inspection services. Over the last few years, new laws have been enacted in the U.S. that, in the future, will require operators to undertake more frequent and more extensive inspections of their pipeline assets. These requirements are not tied to the current state of the oil and gas industry as a whole. Additionally, a significant portion of the pipeline infrastructure in North America was installed decades ago and is therefore more susceptible to material degradation requiring more frequent inspections. We believe that increasingly stringent U.S. federal and state laws and regulations and aging pipeline infrastructures will result in increased need for inspection and integrity services and higher demand for independent, third-party inspectors capable of navigating these complicated requirements. Although the recent energy downturn has impacted our customers, most of our clients are investment–grade, well-capitalized companies that have long lead time projects that require our services regardless of the state of the current economy. Our clients also require ongoing maintenance and integrity work on their aging pipelines. That being said, our business is not immune to changes in the energy economy. However, we believe that we can continue to grow organically by acquiring new customers and additional work from existing customers. For example, in 2017 despite lower revenues due to the loss of one large customer in Canada, we added 30 new customers in this segment. We also continue to grow our business development team to pursue these and other opportunities.

●	Integrity Services. Effective May 1, 2015, we acquired Brown, which operates our Integrity Services business segment. The industry downturn significantly impacted Brown and the Integrity Services segment. We took a variety of actions in the second half of 2016 to reduce the cost structure of Brown. We continue to remain cautiously optimistic that Brown is well positioned to resume growth as customers become more active following the most recent industry downturn. It is our intent to capitalize on Brown’s strong reputation and expand our Integrity Services business.

●	Water Services. We believe that the water and environmental services market will continue to offer long-term growth fundamentals and we intend to maintain our position as a high quality operator of salt water disposal facilities, despite the recent sluggish energy economy that has adversely impacted our Water Services segment. We took aggressive actions in the second quarter of 2016 to adjust our cost structure to compensate for the lower volumes associated with the industry downturn. We continue to look for pipeline opportunities with exploration and production (“E&P”) companies that will secure water for our salt water disposal facilities. Regulations continue to increase and we have proven to our customers that we are a trusted and dependable service provider. Increasingly, E&P companies are having their central procurement and Environment, Health and Safety (“EHS”) personnel conduct inspections of our salt water disposal facilities. This trend should benefit our Partnership. We remain an approved vendor for many prestigious investment grade E&P companies that demand very high standards from their vendors. Although the oil and gas industry can be cyclical in nature (as is evidenced by the recent three year downturn), our current business strategy is to derive a significant portion of our volume and revenue from existing wells. Although new drilling activity declined significantly over the last three years, the recent rebound in commodity prices have led to an increase in drilling activity in both basins in which we operate. Currently, activity in the Permian is much stronger than activity in the Bakken. A portion of Water Services salt water disposal facilities will continue to suffer declines in volumes and pricing until the market continues to rebound leading to additional drilling and completions that, in turn, generate additional produced water for the life of those newly-completed oil and gas wells. We intend to capitalize on the continued demand for removal, treatment, storage and disposal of flowback and produced water by positioning ourselves as a trusted, dependable provider of safe, high-quality water and environmental services to our energy customers.

●	Optimize existing salt water disposal assets. The average age of our salt water disposal facilities was 5.3 years at the end of 2017. We estimate that we utilized approximately 24% of the aggregate annual capacity (53 million barrels per year) of these facilities for the year ended December 31, 2017, evidencing capacity for growth without additional capital expenditures. We are seeking to increase the utilization of our existing salt water disposal facilities by attracting new volumes from existing customers and by developing new customer relationships, including pipelines. In 2012, only one pipeline was directly connected to our salt water disposal facilities. We currently have ten pipelines connected to four of our salt water disposal facilities. Because many of the costs of constructing and operating a salt water disposal facility are either upfront capital costs or fixed costs, we expect that increased utilization of our existing salt water disposal facilities will lead to increased gross margin percentage and operating cash flow in the Water Services segment. The three-year industry downturn placed significant pressure on both the volumes we processed and the prices we were able to charge for our services, however, the industry began a recovery following OPEC’s decision to reduce production in November 2016.

●	Increase the number of pipelines connected to our salt water disposal facilities. As more oil and natural gas producers focus on improving operational safety and reducing liability, carbon footprint, road damage, and the total transportation cost associated with the trucking of saltwater, we anticipate that the natural gas producers will increasingly prefer to utilize pipeline systems to transport their saltwater directly to salt water disposal facilities. We intend to purchase or construct, whether alone or in joint ventures, saltwater pipeline systems that connect producers to our salt water disposal facilities or newly developed salt water disposal facilities. We continue to focus on increasing pipeline water delivered to our facilities. Our 2017 pipeline water volumes (excluding two salt water disposal facilities which were inoperable a significant portion of 2017 due to being struck by lightning) increased approximately 249,000 barrels from piped water volumes in 2016. As a percentage of total water volume, pipeline water was 46%, 45% and 31% in 2017, 2016 and 2015, respectively. We will continue to focus on potential pipeline opportunities. For example, in January 2018, we completed the construction of a gathering system that transports water from a customer’s producing fields to one of our disposal facilities in North Dakota.

●	Leverage customer relationships in our business segments. We intend to pursue new strategic development opportunities with oil and natural gas producing customers that increase the utilization of our assets and lead to cross-selling opportunities between our business segments. Many customers of Water Services also own gathering systems, storage facilities, gas plants, compression stations, and other pipeline assets to which we can offer pipeline inspection and integrity services. In addition, we intend to enhance our relationships with our customers in the Pipeline Inspection segment by broadening the services we provide to our customers, including expanding our ultrasonic nondestructive examination services. By cross-selling our service offerings and adding complementary service offerings, we believe that we can further integrate into our customers’ operations and increase our profitability and distributable cash flow.

●	Pursue strategic, accretive acquisitions. We intend to pursue accretive acquisitions that will complement the Partnership. Our business segments operate in industries that are fragmented, giving us the opportunity to make strategic and accretive acquisitions. We remain optimistic that attractive acquisition opportunities are currently present or will present themselves in the near future. We plan to expand Water Services by seeking water and solid acquisition opportunities that will diversify our customer base in existing and additional high-growth resource plays throughout the U.S. We are particularly focused on pursuing on pipeline opportunities directly with E&P customers. In addition, provided certain opportunities fit with our strategic plan of expanding our businesses (such as the addition of our Integrity Services segment), we intend to grow Pipeline Inspection and Integrity Services by acquiring other strategic pipeline service companies that will allow us to broaden the suite of services we offer our existing customer base.

Our Business Segments

Our business currently operates in three reportable segments: (1) Pipeline Inspection Services (“Pipeline Inspection”), comprising the TIR Entities’ operations, (2) Integrity Services, made up of Brown’s operations and (3) Water and Environmental Services (“Water Services”), constituting salt water disposal activities. Our IRS private letter ruling (“PLR”) allows for expansion into other lines of business. Our long-term goal continues to be to diversifying the Partnership into other attractive lines of business including, but not limited to, traditional midstream activities, production chemicals and remote monitoring of energy infrastructure, in addition to the continued expansion of our current segments. For information relating to revenues from external customers, operating income, and total assets for each segment, refer to “Note 13 – Segment Disclosures” of our Consolidated Financial Statements included in “Item 8. – Financial Statements and Supplementary Data.”

Pipeline Inspection

Overview. We believe that the Pipeline Inspection segment is a leading provider of independent inspection services to the pipeline industry. We provide essential services for pipelines, gathering systems, local distribution systems, equipment, and facilities to our well-established customer base. We provide inspection to oil and natural gas producers, public utility companies, and other pipeline operators that are required by law to inspect their gathering systems, storage facilities, infrastructure, distribution systems and pipelines. Our approximately 120 pipeline inspection and integrity service customers include oil and natural gas producers, pipeline owners and operators and public utility companies throughout North America. We also have entered into a joint venture with CF Inspection, a nationally-qualified minority-owned inspection firm affiliated with one of Holdings’ owners. CF Inspection serves energy companies that require a minority-owned vendor. We own 49% of CF Inspection and Cynthia A. Field, the daughter of Charles C. Stephenson, Jr., owns the remaining 51% of CF Inspection. In 2017, CF Inspection represented approximately 3.5% of our consolidated revenue.

Pipeline Inspection offers independent inspection services for the following facilities and equipment:

●	Transmission pipelines (oil, gas and liquids);

●	Oil and natural gas gathering systems;

●	Natural gas processing plants;

●	Pump, compressor, measurement, and regulation stations;

●	Storage facilities and terminals; and

●	Gas distribution systems.

Operations. Oil and natural gas producers, public utility companies, and other pipeline operators are required by federal and state law and regulation to inspect their pipelines and gathering systems on a regular basis in order to protect the environment and ensure public safety. At the beginning of an engagement, our personnel meet with the customer to determine the scope of the project and determine related staffing needs. We then develop a customized, detailed staffing plan, utilizing our proprietary database of more than 16,000 professionals. Our inspectors have significant industry experience and are certified to meet the qualification requirements of both the customer and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). As the industry continues to adopt new technology, demand has increased for inspectors with greater technical skills and computer proficiencies. Our customers require inspectors to undergo specific training prior to performing inspection work on their projects. We utilize the National Center for Construction Education and Research and Veriforce training curricula to train and evaluate employees, along with other resources. In addition to assignment-specific training, welding inspectors and coating inspectors also must meet special certification requirements. During the years ended December 31, 2017, 2016 and 2015 we employed or engaged an average of 1,145, 1,147 and 1,392 inspectors, respectively, in the U.S. and Canada.

Our scope of services include the following:

●	Project coordination (construction or maintenance coordination for in-line pipeline inspection projects);

●	Staking services (marking a dig site for surveyed anomalies);

●	Pig tracking services (mapping and tracking of third-party pipeline cleaning and inspection units, called pigs);

●	Maintenance inspection (third-party pipeline periodic inspection to comply with PHMSA regulations);

●	Construction inspection (third-party new construction inspection/oversight on behalf of owner);

●	Ultrasonic nondestructive examination services (using high-frequency sound waves to detect pipeline imperfections); and

●	Related data management services.

Integrity Services

Overview. The Integrity Services segment, comprised of our Brown operations, provides hydrostatic testing and related services to the pipeline industry, including major natural gas and petroleum companies, as well as pipeline construction companies. We focus on helping our customers meet regulatory pipeline integrity requirements. Our primary emphasis is on hydrostatic testing projects on new and existing pipelines required to maintain compliance with state and federal regulations. We perform all aspects of pipeline hydrostatic testing including filling, pressure testing, and dewatering. Unique test conditions, such as ultra-high pressure tests and pneumatic or nitrogen testing, are performed on a routine basis as well. We provide services on newly-constructed and existing natural gas and petroleum pipelines.

Operations . Oil and natural gas producers, midstream operators, public utility companies, and other pipeline operators are required by federal and state law to perform routine maintenance on their pipelines and gathering systems on a regular basis. In addition, operators and or pipeline construction companies are required to integrity-test newly-constructed pipelines prior to placing the pipelines in service. In our Integrity Services segment, we contract directly with pipeline owners or with pipeline construction companies to provide testing services. We own and operate our own fill and testing equipment, including specially-designed test trailers. We use a range of fill and pressure equipment to accommodate projects of various sizes. The segment averaged 20, 23 and 33 field technicians performing the testing services during the years ended December 31, 2017, 2016 and 2015, respectively.

Water Services Segment

Overview.  Through our Water Services segment, which specializes in water and environmental services, we currently own and operate nine salt water disposal facilities (which excludes one salt water disposal facility In Pecos, Texas in the Permian Basin, Pecos, which we sold in early 2018 and which is excluded from the description below), eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and one of which is in the Permian Basin in west Texas. Four of our facilities are connected to ten different pipelines owned by various energy companies in both North Dakota and the Permian basin. In addition to owning and operating these nine salt water disposal facilities, we manage another salt water disposal facility in which we own a 25% interest.

Operations.  Water Services currently generates revenue by providing the following services:

●	Flowback water management. We dispose of flowback water produced from hydraulic fracturing operations during the completion of oil and natural gas wells. Fracturing fluids, including a significant amount of water and proppant, are injected into the well during the completion process and are partially recovered as flowback water. E&P companies have significantly increased their volumes of completion barrels of water in various formations in order to get higher productions yields when the wells are put into production. When it is removed, this flowback water contains sand, salt, chemicals, and residual oil. The oil and natural gas producer typically either transports the flowback water to one of our salt water disposal facilities via pipeline or by truck or contracts with a trucking company for transport. Once the water is received at the salt water disposal facility, we treat the water through a combination of separation tanks, gun barrels, and chemical processes, store the water as necessary prior to injection, and then inject the water into the salt water disposal well at depths of at least 4,000 feet after recovering the skim oil. Like produced water, we assess the composition of flowback water in our facilities so that we can maximize oil separation and treat the water to maximize the life of our equipment and the wellbore. We believe our approach to scientifically and methodically filtering and treating the flowback water prior to injecting it into our wells helps extend the life of our wells and furthers our reputation as an environmentally-conscious service provider.

●	Produced water management. We dispose of naturally-occurring water that is extracted during the oil and natural gas production process. This produced water is generated during the entire lifecycle of an oil and natural gas well. While the level of hydrocarbon production declines over the life of a well, the amount of salt water produced may decline more slowly or, in some cases, may even increase. The oil and natural gas producer separates the produced water from the production stream and either transports it to one of our salt water disposal facilities by truck or pipeline or contracts with a trucking company to transport it to one of our salt water disposal facilities. Once we receive the water at one of our salt water disposal facilities, we filter and treat the water and then inject it into the salt water disposal well at depths of at least 4,000 feet after recovering any skim oil. We also maintain the ability to store salt water pending injection. All of our existing facilities were constructed using completion techniques consistent with current industry practices. We periodically sample, test, and assess produced water to determine its chemistry so that we can properly treat the water with the appropriate chemicals that maximize oil separation and the life of our wells.

●	Byproduct sales. Before we inject flowback and/or produced water into a salt water disposal well, we separate the residual oil from the salt water stream. We then store the residual oil in our tanks and sell it to third parties. The residual oil recovery can be significant when substantial drilling and completions occur near our salt water disposal facilities.

●	Management of existing salt water disposal facilities. In addition to the salt water disposal facilities we own or lease, we own a management and development company that manages an additional salt water disposal facility in North Dakota. Our responsibilities in managing this salt water disposal facility typically include operations, billing, collections, insurance, maintenance, repairs and, in some cases, sales and marketing. We are compensated for management of this facility based on a percentage of the gross revenue of the facility or a minimum monthly fee.

The majority of our disposed salt water volumes are derived from produced water that is generated throughout the life of the oil or natural gas well. For the years ended December 31, 2017, 2016 and 2015, produced water represented approximately 93%, 96%, and 93%, respectively, of our total barrels of disposed water. This differentiates us from many competitors that focus on flowback water and the associated skim oil revenue. As a region matures and the predominant activity shifts from drilling and completion of wells to production, our facilities continue to experience demand for ongoing processing of wastewater produced over the life of the wells.

Each of our salt water disposal facilities are open 365 days per year, with some being open by appointment only. Some of our locations in North Dakota include onsite offices and sleeping quarters.  We supplement our operations with various automated technologies to improve their efficiency and safety.  We have installed 24-hour digital video monitoring and recording systems at each facility.  These systems allow us to track operations and unloading activities, as well as to identify customers present at our facilities.  We believe that our commitment to operating our facilities with sophisticated technology and automation contributes to our enhanced operating margins and provides our customers with increased safety and regulatory compliance.  We anticipate that more of our salt water disposal facilities will be run through technological automation with off-site monitoring and control. Our facilities have been inspected and approved by several of our public E&P customers that have stringent approval standards and field audits performed by their Environmental, Health and Safety groups.

The amount of salt water disposed in our salt water disposal facilities decreased by 0.7 million barrels for the year ended December 31, 2017 compared to the year ended December 31, 2016 (to 12.6 million barrels) due primarily to lightning strikes and subsequent fires at two of our salt water disposal facilities. Excluding the two wells struck by lightning, the amount of salt water disposed in our remaining eight salt water disposal facilities increased approximately 0.7 million barrels for the year ended December 31, 2017 compared to the year ended December 31, 2016. The amount of salt water disposed in our salt water disposal facilities decreased by 5.6 million barrels for the year ended December 31, 2016 compared to the year ended December 31, 2015 (to 13.3 million barrels) due primarily to decreased oil and gas well activity in the Bakken region, as well as increased competition from several new salt water disposal facilities in the Permian basin that competed for business with our locations.

After the sale of our Pecos, Texas salt water disposal facility effective January 1, 2018, we had an aggregate in excess of 116,000 barrels of maximum daily disposal capacity in the following salt water disposal facilities, all of which were built using completion techniques consistent with current industry practices and utilizing well depths of at least 5,000 feet with injection intervals beginning at least 4,000 feet beneath the surface.  Our permitted capacity is much higher.

Location	County	In-service Date	Leased / Owned (3)

Tioga, ND	Williams	June 2011	Owned
Manning, ND	Dunn	December 2011	Owned
Grassy Butte, ND	McKenzie	May 2012	Leased
New Town, ND (1)	Mountrail	June 2012	Leased
Williston, ND (1)	Williams	August 2012	Owned
Stanley, ND	Mountrail	September 2012	Owned
Orla, TX (1)	Reeves	September 2012	Owned
Belfield, ND	Billings	October 2012	Leased
Watford City, ND (1), (2)	McKenzie	May 2013	Leased
Arnegard, ND (1)	McKenzie	August 2014	Leased

(1)	Currently receives piped water.
(2)	We own a 25.0% noncontrolling interest in this salt water disposal facility.
(3)	Some facilities are constructed on land that is leased under long-term arrangements.

Principal Customers

Pipeline Inspection

Customers of our Pipeline Inspection segment are principally oil and natural gas producers, pipeline owners and operators, and public utility or local distribution companies with infrastructure in North America. During the years ended December 31, 2017, 2016 and 2015, Pipeline Inspection had approximately 120, 90 and 90 customers, respectively. The five largest customers in this segment generated approximately, 53%, 62%, and 65% of our segment revenue for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, we had three customers that individually accounted for more than 10% of segment revenues.

Integrity Services

Integrity Services segment customers are primarily pipeline construction companies and, in some instances, the pipeline owners. During the period from May 1, 2015 (acquisition date) through December 31, 2015, we had approximately 61 customers. During the years ended December 31, 2017 and 2016, we had approximately 57 and 60 customers, respectively. Our ten largest customers generated approximately 74%, 71% and 70% of our total segment revenue during the years ended December 31, 2017, 2016 and 2015, respectively. We had two customers that each generated more than 10% of the total segment revenues for the years ended December 31, 2017, 2016 and 2015.

Water Services

Water Services segment customers are oil and natural gas E&P companies, including majors and independents, trucking companies and third-party purchasers of residual oil operating in the regions that we serve. In the years ended December 31, 2017, 2016 and 2015, we had approximately 196, 180, and 178 customers, respectively, in Water Services. Our ten largest customers generated approximately 65%, 65%, and 62% of Water Services revenue for the years ended December 31, 2017, 2016, and 2015, respectively. For the years ended December 31, 2017 and 2015, we had one customer and for the year ended December 31, 2016, two customers that generated 10% or more of Water Services revenue.

Competition

Pipeline Inspection

The pipeline inspection business is highly competitive.  Pipeline Inspection’s competition consists primarily of three types of companies: independent energy inspection firms, engineering and construction firms, and diversified inspection service firms.  Diversified inspection firms may inspect, for example, electric and nuclear facilities in addition to pipelines and related facilities.  We believe that the principal competitive factors in our business include gaining and maintaining customer approval to service their pipelines, facilities and gathering systems, the ability to recruit and retain qualified experienced inspectors with multiple skills and non-destructive examination experience, safety record, insurance, the level of inspector training provided, reputation, dependability of services, customer service, and price.

Integrity Services

The pipeline integrity services business (hydrotesting) is highly competitive. We believe that the principal competitive factors in our business are customer service, safety, and price. Our competition consists primarily of smaller regional integrity firms and pipeline construction companies that pipeline owners allow to test their own construction and repair work.

Water Services

The water and environmental services business is highly competitive with relatively low barriers of entry. During 2014, competitors opened a number of new locations around our existing facilities based upon anticipated new drilling activity prior to a downturn in the oil and gas industry beginning in November 2014. Our competition consists primarily of smaller regional companies that utilize a variety of disposal methods and generally serve specific geographical markets. In addition, we face competition from other large oil field service companies that also own trucking operations and our customers, who may have the option of using internal disposal methods instead of outsourcing to us or to another third-party disposal company. Many E&P companies also own their own salt water disposal facilities and water gathering systems, and therefore do not send their produced water to third parties for disposal. We believe that the principal competitive differentiating factors in our businesses include gaining and maintaining customer approval of salt water disposal facilities, location of facilities in relation to customer activity, reputation, safety record, reliability of service, track record of environmental and regulatory compliance, customer service, insurance coverage, and price.

Seasonality

Pipeline Inspection

Inspection work varies depending upon the geographic location of our customers. The third and beginning of the fourth quarters are historically the most active for our pipeline inspection services in the United States as our customers focus on completing projects by year-end. By contrast, our Canadian customers use inspection services the most during the fourth and first quarters of the year when the tundra is frozen. We believe our presence across various regions in the U.S. and our presence in Canada helps mitigate the seasonality of our business. As we expand our relationships with public utility commissions in California and other locations with moderate climates, our inspection and integrity business could become less seasonal.

Integrity Services

Since most of the work of the Integrity Services segment is currently performed in the southern United States, weather does not create a major seasonality issue. However, business has historically been slower in the first calendar quarter and during the month of November and December, due to the holiday season and budgeting cycles of our customers.

Water Services

The overall operations and financial performance of our Bakken Shale operations are impacted by seasonality.  The volume of salt water that we handle in the Bakken Shale region of the Williston Basin in North Dakota tends to be lower in the winter, due to heavy snow and cold temperatures, and in the spring, due to heavy rains and muddy conditions that may lead to road restrictions and weight limits that can impact business.  The amount of residual oil is also less prevalent and more difficult to separate from the salt water during the winter months.  Seasonality is not typically a significant factor in the Permian Basin in West Texas; however, ice and snow can lead to reduced activity for E&P companies operating in the region.

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

We do not anticipate that compliance with existing environmental and occupational health and safety laws and regulations will have a material effect on our Consolidated Financial Statements.  However, these rules and regulations are constantly evolving, and amendments thereto could result in a material effect on our operations and financial position.  Further, while we may occasionally receive citations from environmental regulatory agencies for minor violations, such citations occur in the ordinary course of our business and are generally not material to our operations.  However, it is possible that substantial costs for compliance or penalties for non-compliance may be incurred in the future.  It is also possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.  Moreover, changes in environmental laws could limit our customers’ businesses or encourage our customers to handle and dispose of oil and natural gas wastes in other ways, which, in either case, could reduce the demand for our services and adversely impact our business.

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

In the future, we may also accept for disposal solids that are subject to the requirements of the federal Resource, Conservation and Recovery Act, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Most E&P waste is exempt from stringent regulation as a hazardous waste under RCRA. None of our facilities are currently permitted to accept hazardous wastes for disposal, and we take precautions to help ensure that hazardous wastes do not enter or are not disposed of at our facilities. Some wastes handled by us that currently are exempt from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. For example, in May 2016, a nonprofit environmental group filed suit in the federal district court for the District of Columbia, seeking a declaratory judgment directing the EPA to review and reconsider the RCRA E&P waste exemption. EPA and the environmental group entered into an agreement that was formalized in a consent decree issued by the US District court for the District of Columbia in December 2016. Under the decree, the EPA is required to propose, by no later than March 15, 2019, a rulemaking for revisions of certain of its regulations pertaining to E&P wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised E&P waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. If the RCRA E&P waste exemption is repealed or modified, we could become subject to more rigorous and costly operating and disposal requirements.

We are required to obtain permits for the disposal of E&P waste as part of our operations.  These regulations vary widely from state to state.  State permits can restrict pressure, size, and location of disposal operations, impose limits on the types and amount of waste a facility may receive and the overall capacity of a waste disposal facility.  States may add additional restrictions on the operations of a disposal facility when a permit is renewed or amended.  As these regulations change, our permit requirements could become more stringent and may require material expenditures at our facilities or impose significant restraints or financial assurances on our operations.

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

Safe Drinking Water Act.  Our underground injection operations are subject to the Safe Drinking Water Act, or SDWA, as well as analogous state laws and regulations.  Under the SDWA, the EPA established the Underground Injection Control, or UIC, program, which established the minimum program requirements for state and local programs regulating underground injection activities.  The UIC program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water.  State regulations require us to obtain a permit from the applicable regulatory agencies to operate our underground injection wells.  Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in suspension of our UIC permit, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.  In addition, storage of residual crude oil collected as part of the salt water injection process prior to sale could impose liability on us in the event that the entity to which the oil was transferred fails to manage and, as necessary, dispose of residual crude oil in accordance with applicable environmental and occupational health and safety laws.

Our customers are subject to these same regulations.  While these largely result in their needing our services, some waste regulations could have the opposite effect.  For instance, some states, including Texas, have considered laws mandating the recycling of flowback and produced water.  If such laws are passed, our customers may divert some salt water to recycling operations that may have otherwise been disposed of at our facilities.

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

For example, the lesser-prairie chicken was listed as threatened in March 2014, although a district court recently vacated this decision. Additionally, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the Fish and Wildlife Service was required to make a determination on the listing of more than 250 species as endangered or threatened under the ESA by the end of the Fish and Wildlife Service’s 2017 fiscal year.

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

Air emissions. Some of our operations also result in emissions of regulated air pollutants. The Clean Air Act, or CAA, and analogous state laws require permits for and impose other restrictions on facilities that have the potential to emit substances into the atmosphere above certain specified quantities or in a manner that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties. We do not believe that any of our operations are subject to CAA permitting or regulatory requirements for major sources of air emissions, but some of our facilities could be subject to state “minor source” air permitting requirements and other state regulatory requirements for air emissions. Our Integrity Services segment has certain equipment requirements in various states.

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

Climate change.  The EPA has adopted regulations under existing provisions of the federal Clean Air Act, that, for example, require certain large stationary sources to obtain Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for greenhouse gas (“GHG”) emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was expanded in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. Additionally, the U.S. Congress has in the past considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs.  Most of these cap-and-trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs.  In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. The agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise consent to be bound by the agreement. However, in June 2017, President Trump announced that the United States plans to withdraw from the agreement and to seek negotiations either to reenter the agreement on different terms or a separately negotiated agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the agreement. The agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the agreement or a separately negotiated agreement are unclear at this time. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business. The EPA and other federal and state agencies have also acted to address greenhouse gas emissions in other industries, most notably coal-fired power generation, and as a result could attempt in the future to impose additional regulations on the oil and natural gas industry.

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

Federal agencies have also asserted regulatory authority over certain aspects of the process within their jurisdiction. For example, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and proposed effluent limitations for the disposal of wastewater from unconventional resources to publicly owned treatment works.  In addition, the U.S. Department of the Interior (“DOI”) published a rule that updates existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water.  A U. S. District Court in Wyoming struck down this rule in June 2016; that ruling was overturned and the rule instated by the U. S. Court of Appeals for the Tenth Circuit in September 2017. The DOI formally rescinded the rule in December 2017.

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

Employees

The Partnership does not have any employees. All of the employees that conduct our business are employed by affiliates of our general partner, although we sometimes refer to these individuals in this report as our employees.

We are managed and operated by the directors and officers of our general partner. All of our executive management personnel are employees of CEM LLC or another affiliate of Holdings, and devote the portion of their time to managing our operations. As of December 31, 2017, ten employees of CEM LLC provided services to us that are charged to us through the quarterly administrative fee that is specified in the omnibus agreement between the Partnership and Holdings.

As of December 31, 2017, affiliates of Holdings employed 109 people in our corporate office, who provide various services including management, human resources, information technology, safety, and accounting, among others. We directly reimburse Holdings and its affiliates for the cost of these employees.

Our Pipeline Inspection segment employs a number of inspectors that varies based on client needs (we generally only employ these inspectors when there is a specific client project to deploy them on). As of December 31, 2017, this segment employed approximately 1,015 inspectors. Of these inspectors, 8 were employed in Canada and the remainder were employed in the United States. We directly reimburse Holdings and its affiliates for the cost of these inspectors.

Our Integrity Services employed approximately 34 people at December 31, 2017. Most of the employees in the Integrity Services segment are full-time employees who are compensated regardless of whether they are deployed on a client project. We directly reimburse Holdings and its affiliates for the cost of these employees.

Our Water Services segment employed 9 people at December 31, 2017 who work at our Texas and North Dakota facilities. We directly reimburse Holdings and its affiliates for the cost of these employees.

As of December 31, 2017, approximately 59 inspectors of our Pipeline Inspection segment are members of a union and are covered by collective bargaining arrangements. None of our other employees are covered by collective bargaining arrangements.

Insurance Matters

Our customers require that we maintain certain minimum levels of insurance and evaluate our insurance coverage as part of the initial and ongoing approval process they require to use our services to treat and dispose of their waste. We also carry a variety of insurance coverages for our operations as required by law. However, our insurance may not be sufficient to cover any particular loss or may not cover all losses, and losses not covered by insurance would increase our costs. Also, insurance rates have been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost, or higher deductibles and retentions.

The salt water disposal and the pipeline inspection and integrity businesses can be dangerous, involving unforeseen circumstances such as environmental damage from leaks, spills, or vehicle accidents. To address the hazards inherent in Water Services, our insurance coverage includes business, auto liability, commercial general liability, employer’s liability, environmental and pollution, and other coverage. To address the hazards inherent in Pipeline Inspection and Integrity Services, insurance coverage includes employer’s liability, auto liability, employee benefits liabilities, and contractor’s pollution and other coverage. Coverage for environmental and pollution-related losses is subject to significant limitations and are commonly provided for exclusion on such policies. We do not carry business interruption insurance, given its cost and its coverage limitations.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are made available free of charge on our website at www.cypressenergy.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC.  Unitholders may request a printed copy of these reports free of charge by contacting Investor Relations at Cypress Energy Partners, L.P., 5727 South Lewis Ave., Suite 300, Tulsa, OK 74105 or by e-mailing ir@cypressenergy.com. These documents are also available on the SEC’s website at www.sec.gov, or a unitholder may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  No information from either the SEC’s website or our website is incorporated herein by reference.

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

Risks Related to Our Business

We may not be able to pay our minimum quarterly distributions to holders of our units because we may not have sufficient cash from operations due to our establishment of cash reserves, payment of fees and expenses, and cash reimbursement to our General Partner and its affiliates.

In order to pay the minimum quarterly distribution of $0.3875 per unit per quarter, or $1.55 per unit on an annualized basis, we will require available cash of approximately $4.6 million per quarter, or $18.5 million per year, based on the number of outstanding common units as of March 16, 2018. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.  Because of various factors, including the recent oil and gas economic downturn, it is currently anticipated that, for the immediate future, our quarterly distributions will be $0.21 per unit per quarter, approximately 54% of our minimum quarterly distribution. On February 14, 2017, we exited subordination pursuant to the terms of the Partnership agreement. As a result, our subordinated units were converted to common units at that time on a one-for-one basis. The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

●	the fees we charge, and the margins we realize, from Pipeline Inspection, Integrity Services and Water Services;

●	the number and types of projects conducted by Pipeline Inspection and Integrity Services and the volume of salt water handled in Water Services;

●	the amount of residual oil we are able to separate and sell from the salt water we receive that can be impacted by the quality and price of the oil;

●	the cost of achieving organic growth in current and new markets;

●	our ability to make profitable acquisitions of pipeline inspection and integrity companies, other salt water disposal facilities, and other types of businesses;

●	the level of competition from other companies;

●	governmental regulations, including changes in governmental regulations, in our industry;

●	prevailing economic and market conditions, including low or volatile commodity prices and their effect on our customers; and

●	weather and natural disasters, lightning, seismic activity, vandalism and acts of terror.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

●	restrictions contained in our debt agreements;

●	our debt service requirements, interest rates, and other liabilities;
●	the level of capital expenditures we make;

●	the cost of acquisitions;

●	the level of our operating costs and expenses and the performance of our various facilities, inspectors and staff;

●	fluctuations in our working capital needs;

●	our ability to borrow funds and access capital markets;

●	the amount of cash reserves established by our general partner; and

●	other business risks affecting our cash levels.

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

Water Services depends on our oil and natural gas customers’ willingness to make operating and capital expenditures to develop and produce oil and natural gas in the United States. A reduction in drilling activity generally results in decreases in the volumes of new flowback and produced water generated, which adversely impacts our revenues. Therefore, if these expenditures decline, our business is likely to be adversely affected.

The level of activity in the oil and natural gas exploration and production industry in the U.S. has been volatile. According to the Baker Hughes oil and gas drilling rig count, the U.S. weekly aggregate rig count reached an all-time high of 4,530 rigs in December 1981 and a post-1942 low of 488 rigs in April 1999. In May 2016, aggregate rig count dropped to 404 rigs. The prices of crude oil and related products dropped substantially in the fourth quarter of 2014, have stayed low, and have been negatively affected by a combination of factors, including weakening demand, increased worldwide production, the decision by the Organization of Petroleum Exporting Countries to keep production levels unchanged and a strengthening in the U.S. dollar relative to most other currencies. If crude oil prices do not rise, or take longer to recover than anticipated, E&P companies, pipeline owners and operators and public utility or local distribution companies in the regions we conduct our business may reduce capital spending maintaining their pipelines or oil and natural gas production. Water Services constitutes approximately 3%, 3% and 4% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The Bakken region of North Dakota generally requires higher oil prices than the Permian Basin region in order to generate suitable economic returns for E&P companies. Therefore, a continued decrease in drilling activity or hydraulic fracking could have an adverse effect on our financial position, results of operations, demand for services, cash flows or our ability to make cash distributions to our unitholders or required payments on our outstanding debt.

Our customers’ willingness to engage in drilling and production of oil and natural gas depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

●	the supply of and demand for oil and natural gas;

●	the level of prices, and market expectations with respect to future prices of oil and natural gas;

●	the cost of exploring for, developing, producing and delivering oil and natural gas;

●	the cost of fracturing services;

●	the market's expected rate of decline of current oil and natural gas production;

●	the rate and frequency at which new oil and natural gas reserves are discovered;

●	available pipeline and other transportation capacity;

●	lead times associated with acquiring equipment and products and availability of personnel;

●	weather conditions, including hurricanes, tornadoes, earthquakes, wildfires, drought or man-made disasters that can affect oil and natural gas operations over a wide area, as well as local weather conditions such as unusually cold winters in the Bakken Shale region of the Williston Basin in North Dakota that can have a significant impact on drilling activity in that region;

●	domestic and worldwide economic conditions;

●	contractions in the credit market;

●	political instability in certain oil and natural gas producing countries;

●	the continued threat of terrorism and the impact of military and other action, including military action in the Middle East or other parts of the world;

●	governmental regulations, including income tax laws or government incentive programs relating to the oil and natural gas industry and the policies of governments regarding the exploration for and production and development of oil and natural gas reserves;

●	the level of oil production by non-OPEC countries and the available excess production capacity contained in OPEC member countries;

●	oil refining capacity and shifts in end-customer preferences toward fuel efficiency;

●	potential acceleration in the development, and the price and availability, of alternative fuels;

●	the availability of water resources for use in hydraulic fracturing operations;

●	public pressure on, and legislative and regulatory interest in, federal, state, and local governments to ban, stop, significantly limit or regulate hydraulic fracturing operations;

●	technical advances affecting energy consumption;
●	access to necessary labor and services;
●	the access to and cost of debt and equity capital for oil and natural gas producers;
●	merger and divestiture activity among oil and natural gas producers; and

●	the impact of changing regulations and environmental and safety rules and policies.

The working capital needs of the Pipeline Inspection segment are substantial, and will continue to be substantial.  This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution.

We pay the majority of our inspectors in the Pipeline Inspection segment on a weekly basis, but typically receive payment from our customers 45 to 90 days after the inspectors' services have been performed. We intend to make borrowings under our credit facility to fund the working capital needs of Pipeline Inspection, and these borrowings will reduce the amount of credit we may use for other needs, such as working capital for our water disposal business, acquisitions and growth projects. Borrowings also increase our aggregate interest expense, which indirectly reduces cash available for distribution to our unitholders. Any cash generated from operations used to fund working capital needs will also reduce cash available for distribution to our unitholders. Additionally, if  our pipeline inspection and integrity services customers delay in paying us, our working capital will decrease such that we would be required to make further borrowings under our revolving credit facility; these delays in our customers' payments would also impact our ability to pay our minimum quarterly distributions.

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

As of December 31, 2017, we had $136.9 million of indebtedness outstanding under our Credit Agreement.  In March 2018, we obtained commitment letters from our lenders for a new Credit Agreement for a total of $80.0 million, with an accordion feature of $20.0 million ($100.0 million total). We may be able to incur additional debt, subject to limitations in our Credit Agreement. Our degree of leverage could have important consequences to us, including the following:

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

We do not typically enter into long-term contracts with our customers. While we frequently operate under master services agreements with customers that set forth the terms on which we will provide services, customers operating under these agreements typically have the ability to terminate their relationship with us at any time at their sole discretion by choosing to not use us to provide pipeline inspection and integrity management services or by ceasing to deliver salt water to our salt water disposal facilities. Therefore, it is possible that our customers may decide not to use our inspection and integrity services or dispose of their salt water through us. The failure of customers to continue to use our services could adversely affect our operations, financial condition, cash flows and ability to make cash distribution to our unitholders.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of, or a material nonpayment by, any of our key customers could adversely affect our results of operations, financial condition and ability to make cash distributions to our unitholders.

Our ten largest customers generated approximately 68%, 80% and 71% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Three customers accounted for more than 10% of revenues for each of the years ended December 31, 2017, 2016 and 2015; Enterprise Product Partners, Pacific Gas and Electric Company, and Plains All America Pipeline in 2017, Enbridge Energy Partners, Pacific Gas and Electric Company, and Plains All America Pipeline in 2016 and Enbridge Energy Partners, Enterprise Products Partners and Plains All America Pipeline in 2015. These are customers of our Pipeline Inspection segment. The loss of all, or even a portion of, the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business is dependent upon the willingness of our customers to outsource their pipeline inspection and integrity service activities and waste management activities.

Our business is largely dependent on the willingness of customers to outsource their pipeline inspection and integrity service activities and their water and environmental treatment services. Some pipeline owners and operators currently inspect and perform integrity activities on their own pipeline systems using the same techniques and technologies that we use, as well as others that we currently do not employ. In addition, many oil and natural gas producing companies own and operate waste treatment, recovery and salt water disposal facilities that provide services that we could otherwise provide to them, and some producers recycle salt water on-site that we could otherwise dispose for them. Most oilfield operators, including many of our customers, have numerous abandoned wells that could be licensed to dispose of internally generated waste and third-party waste, which, if our customers did license these abandoned wells, could result in competition for us. Additionally, technologies may be developed that could allow our customers to recycle salt water and to recover oil through oilfield waste processing, which would make our services unnecessary. Our current customers could decide to inspect and perform integrity activities on their own pipeline systems or process and dispose of their waste internally, either of which could have a material adverse effect on our financial position, results of operations, cash flows and our ability to make cash distributions to our unitholders.

Our markets are highly competitive, and increased competition could adversely impact our financial position, our results of operations, demand for our services, our cash flows or our ability to make required payments on outstanding debt.

We have many competitors in our primary markets in the Pipeline Inspection, Integrity Services and Water Services segments. Some of our customers also compete with us in the treatment and disposal sector by offering similar such services to other oil and natural gas companies. Our customers regularly evaluate the best combination of value and price from competing alternatives and new technologies and can move between alternatives or, in some cases, develop their own alternatives with relative ease. This competition influences the prices we charge and requires us to aggressively control our costs and maximize efficiency in order to maintain acceptable operating margins; however, we may be unable to do so and remain competitive on a cost-for-service basis. In addition, existing and future competitors may develop or offer services or new technologies that have pricing, location, lower cost of capital or other advantages over the services we provide.

The credit risks of our concentrated customer base could indirectly result in losses to us.

Many of our customers are oil and natural gas companies that have or may face liquidity constraints in light of the current commodity price environment. This concentration of our customers in the energy industry may impact our overall exposure to credit risk, since our customers may be similarly affected by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions, we may incur increased exposure to credit risk and bad debts.

Disruptions in the transportation services of trucking companies transporting salt water could adversely affect our results of operations and cash available for distribution to our unitholders.

We primarily depend on third party trucking companies to transport salt water to our salt water disposal facilities. In recent years, certain states, including North Dakota and Texas, and certain counties have increased enforcement of weight limits they impose on salt water disposal trucks. Also, as a result of regulations issued in March 2014, all waste haulers transporting produced water in North Dakota must possess a valid permit for transporting solid waste from the North Dakota Department of Health. It is possible that the states, counties and cities in which the Water Services segment conducts its operations may modify their laws to further reduce truck weight limits, or impose curfews or other restrictions on the use of roadways. Such legislation and enforcement efforts could result in delays and increased costs in transporting salt water to our salt water disposal facilities, which may either increase our operating costs or reduce the amount of salt water transported to our salt water disposal facilities. This could decrease our operating margins and thereby affect our results of operations and cash available for distribution.

A significant increase in fuel or insurance prices may adversely affect the transportation costs of our trucking company customers, which could result in a decrease in the rates for our salt water and environmental services they would be willing to pay.

A significant increase in fuel prices will result in increased transportation costs to our trucking customers. The price and supply of fuel is unpredictable and fluctuates based on events such as geopolitical developments, supply and demand for oil and natural gas, actions by oil and natural gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. A significant increase in fuel prices could result in our trucking company customers becoming unwilling to pay the resulting increase disposal fees, which would reduce our revenues and impact our ability to make distributions to our unitholders. A significant increase in insurance prices or decrease in availability of coverage also would result in increased transportation costs to our customers.

We sell residual oil that we recover during our salt water treatment process. Volumes of residual oil recovered during the salt water treatment process can vary. Any significant reduction in residual oil content in the water we treat, or the price we achieve for residual oil sales, will affect our recovery of residual oil and, indrectly, our profitability.

Approximately 7%, 6% and 8% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively, in the Water Services segment was derived from sales of residual oil recovered during the salt water treatment process. Our ability to recover sufficient volumes of residual oil is dependent upon the residual oil content in the salt water we treat, which is, among other things, a function of water type, chemistry, source and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers recover higher levels of residual oil in salt water prior to delivering such salt water to us for treatment. Also, the revenues we derive from sales of residual oil are subjected to fluctuations in the price of oil. Any reduction in residual crude oil content in the salt water we treat or the prices we realize on our sales of residual oil could materially and adversely affect our profitability.

Our business may be difficult to evaluate because we have a limited period of historical financial and operating data.

Prior to June 26, 2013, our historical financial and operating data does not include the Pipeline Inspection segment. Prior to May 1, 2015, our historical financial and operation data does not include the Integrity Services segment. As a result, we have provided only limited financial and operating data regarding the consolidated businesses that we operate. The historical financial and operating results of our business may be materially different from our future financial and operating results. Our future results will depend on our ability to efficiently manage our integrated operations and execute our business strategy. Our historical financial performance should not be considered reliable indicators of our future performance.

In addition, we face challenges and uncertainties in financial and operational planning as a result of the limited access to historical data regarding volumes of oilfield waste we have treated and related sales and pricing (our first facilities were opened during 2011). Our competitros in the salt water disposal industry do not regularly release historical data related to their salt water disposal facilities. This limited data may make it more difficult for us and our investors to evaluate our business and prospects and to forecast our future operating results.

We are vulnerable to the potential difficulties, expenses and uncertainties associated with rapid growth and expansion.

We grew rapidly since our inception in 2012 prior to the industry downturn, primarily through acquisitions. We believe that our future success depends on our and our management's ability to manage growth, including increased demands and responsibilities. The following factors could present difficulties to us:

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

Our utilization of existing capacity, expansion of existing salt water disposal facilities and construction or purchase of new salt water disposal facilities may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to utilize available capacity at our existing facilities, expand existing salt water disposal facilities and construct or purchase new salt water disposal facilities. The construction of a new salt water disposal facility or the extension, renovation or expansion of an existing salt water disposal facility, such as by connecting such salt water disposal facility to existing or newly constructed pipeline systems, involves numerous business, competitive, regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. Furthermore, we will not receive any material increases in revenues until after completion of the project, although we will have to pay financing and construction costs during the construction period. As a result, new salt water disposal facilities may not be able to attract enough demand for water and environmental services to achieve our expected investment return, which could materially adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

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

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash we generate on a per unit basis. The acquisition component of our strategy is based, in large part, both on our expectation of continuing consolidation in the industries in which we operate and our ability to acquire interests in additional assets from Holdings (discussed directly below).

Holdings is seeking acquisitions of other types of businesses that may be suitable to our operations in the future. We may have the opportunity to make acquisitions directly from Holdings and its affiliates. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, Holdings’ and its affiliates’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions with Holdings and its affiliates, and Holdings and its affiliates are under no obligation to accept any offer that we may choose to make. In addition, certain of these assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to acquire these assets from Holdings and its affiliates if, and when, Holdings and its affiliates offers such assets for sale, and our decision will not be subject to unitholder approval.

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

We own a 51.0% interest in Brown, a 25% interest in Alati Arnegard, LLC, and a 49.0% interest in CF Inspection. We may also enter into other arrangements with third parties in the future. Other third parties in future arrangements may have, obligations that are important to the success of the arrangement, such as the obligation to pay their share of capital and other costs of these partially owned entities. The performance of these third-party obligations, including the ability of our current partners to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangements, our business may be adversely affected.

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

On December 24, 2013, we entered into a $120.0 million Credit Agreement, which we used to replace the TIR Entities’ existing credit facilities. On October 21, 2014, the Credit Agreement was amended to increase the aggregate availability under the Credit Agreement from $120.0 million to $200.0 million and extend its maturity date to December 24, 2018. In March 2018, we obtained commitment letters from our lenders for a new Credit Agreement for $80.0 million, with a $20.0 million accordion feature ($100.0 million total). Our Credit Agreement limits our ability to, among other things:

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

The provisions of our credit agreements, including the credit facility we recently negotiated (the "New Credit Agreement") that will replace the Credit Agreement that expires December 24, 2018, may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. For example, our funds available for operations, future business opportunities and cash distributions to unitholders may be reduced by that portion of our cash flow required to make interest payments on our debt. Our ability to service our debt may depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We cannot assure unitholders that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or satisfy our capital requirements, or that these actions would be permitted under the terms of our Credit Agreement, our New Credit Agreemnt or future debt agreements. Our debt documents restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. In addition, a failure to comply with the provisions of our credit facilities could result in a default or an event of default that could enable its lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of debt is accelerated, defaults under its other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment in us. Please read “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information about our credit facilities.

Our business could be adversely impacted if we are unable to obtain or maintain the regulatory permits required to develop and operate our facilities and to dispose of certain types of waste.

We own and operate salt water disposal facilities in North Dakota and Texas, each with its own regulatory program for addressing the handling, treatment, recycling and disposal of salt water. We are also required to comply with federal laws and regulations governing our operations. These environmental laws and regulations require that we, among other things, obtain permits and authorizations prior to our developing and operating waste treatment and storage facilities and in connection with our disposing and transporting certain types of waste. Regulatory agencies strictly monitor waste handling and disposal practices at all of our facilities. For many of our sites, we are required under applicable laws, regulations, and/or permits to conduct periodic monitoring, company-directed testing and third-party testing. Any failure to comply with such laws, regulations, or permits may result in suspension or revocation of necessary permits and authorizations, civil or criminal liability and imposition of fines and penalties, which could adversely impact our operations and revenues and ability to continue to provide oilfield water and environmental services to our customers.

In addition, we may experience a delay in obtaining, be unable to obtain, or suffer the revocation of required permits or regulatory authorizations, which may cause us to be unable to serve customers, interrupt our operations and limit our growth and revenue. Regulatory agencies may impose more stringent or burdensome restrictions or obligations on our operations when we seek to renew or amend our permits. For example, permit conditions may limit the amount or types of waste we can accept, require us to make material expenditures to upgrade our facilities, implement more burdensome and expensive monitoring or sampling programs, or increase the amount of financial assurance that we provide to cover future facility closure costs. Moreover, nongovernmental organizations or the public may elect to protest the issuance or renewal of our permits on the basis of developmental, environmental or aesthetic considerations, which protests may contribute to a delay or denial in the issuance or reissuance of such permits. It is not uncommon for local property owners or, in some cases oil and natural gas producers, to oppose salt water disposal permits. Any such limitations or requirements could limit the water and environmental services we provide to our customers, or make such services more expensive to provide, which could have a material adverse effect on our financial position, results of operations, cash flows and our ability to make cash distributions to our unitholders.

Our customers' delays in obtaining permits for their operations could impair our business.

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

In the future we may face increased obligations relating to the closing of our salt water disposal facilities and we may be required to provide an increased level of financial assurance to regulatory agencies to guaranty the appropriate closure activities occur for a salt water disposal facility.

Obtaining a permit to own or operate a salt water disposal facility generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean up and closure obligations at our salt water disposal facilities. In particular, the North Dakota and Texas regulatory agencies require us to post letters of credit in connection with the operation of our salt water disposal facilities. As we acquire additional salt water disposal facilities or expand our existing salt water disposal facilities, these obligations will increase. Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing salt water disposal facilities. We have accrued approximately $143 thousand on our balance sheet related to our contemplated future closure obligations of our salt water disposal facilities as of December 31, 2017. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs our service providers charge who assist in closing salt water disposal facilities and additional environmental remediation requirements. Increased regulatory requirements regarding our existing or future salt water disposal facilities, including the requirement to pay increased closure and post-closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and cause our available cash that we have to distribute to our unitholders to decline.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business.

We do not conduct hydraulic fracturing operations, but we do provide treatment and disposal services with respect to the fluids used and wastes generated by our customers in such operations, which are often necessary to drill and complete new wells and maintain existing wells. Hydraulic fracturing involves the injection of water, sand or other proppants and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate oil and gas production. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies.  Several states, including Texas and North Dakota, where we conduct our water and environmental services business, have either adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose chemical ingredients and water volumes such operators use to hydraulically fracture wells. These states also impose stringent well construction and monitoring requirements.  The chemical ingredient information we provide to these states is generally available to the public via online databases including fracfocus.org. Making this information publicly available may bring more scrutiny to hydraulic fracturing operations.

At the federal level, the SDWA regulates the underground injection of substances through the UIC program and generally exempts hydraulic fracturing from the definition of “underground injection.” The U.S. Congress has in recent legislative sessions considered legislation to amend the SDWA. Such legislation would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process.

Federal agencies have also asserted regulatory authority over certain aspects of the process within their respective jurisdictions. For example, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on its intent to develop regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and proposed effluent limitations for the disposal of wastewater from unconventional resources to publicly owned treatment works.

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

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may incentivize oil and natural gas producers' water recycling efforts which would decrease the volume of salt water delivered to our salt water disposal facilities and correspondingly  decrease our revenues attributed to salt water delivery services.

Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. However, the availability of suitable water supplies may be limited by natural occurrences, such as prolonged droughts. As a result, some local water districts have begun restricting the use of water for hydraulic fracturing in an effort to protect local water supplies. For example, in response to continuing drought conditions in 2015, 2014 and 2013, the Texas Legislature considered a number of bills that would have mandated recycling of flowback and produced water and/or prohibited recyclable water from being disposed of in wells. If oil and natural gas producers in Texas are unable to obtain water to use in their operations from local sources, they may be incentivized to recycle and reuse salt water instead of delivering such salt water to our Texas salt water disposal facilities (or in other states that adopt similar programs). Similarly, mandatory recycling programs could reduce the amount of materials sent to us for treatment and disposal. Any such limits or mandates could adversely affect our business and results of operations.

Increased attention to seismic activity associated with hydraulic fracturing and underground disposal could result in additional regulations and adversely impact demand for our services.

There exists a growing concern among certain experts in the oil and gas industry that the underground injection of produced water into disposal wells has triggered seismic activity in certain areas. Some states, including Texas, have promulgated rules or guidance in response to these concerns. In Texas, the Texas Railroad Commission (“TRC”) published a final rule in October 2014 governing permitting or re-permitting of disposal wells that will require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or, perhaps, may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs. Additional regulatory measures designed to minimize or avoid damage to geologic formations may be imposed to address such concerns.

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

In particular, the RCRA, which governs the disposal of solid and hazardous waste, currently exempts certain E&P wastes from classification as hazardous wastes. In recent years, proposals have been made to rescind this exemption from RCRA. For example, in May 2016, a nonprofit environmental group filed suit in the federal district court for the District of Columbia, seeking a declaratory judgment directing the EPA to review and reconsider the RCRA E&P waste exemption. EPA and the environmental group entered into an agreement that was formalized in a consent decree issued by the US District court for the District of Columbia in December 2016. Under the decree, the EPA is required to propose, by no later than March 15, 2019, a rulemaking for revisions of certain of its regulations pertaining to E&P wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised E&P waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. If the exemption covering E&P wastes is repealed or modified, or if the regulations interpreting the rules regarding the treatment or disposal of this type of waste were changed, our operations could face significantly more stringent regulations, permitting requirements, and other restrictions, which could have a material adverse effect on our business.

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

Petroleum hydrocarbons, salt water, and other substances and wastes arising from E&P related activities have been disposed of or released on or under many of our sites. At some of our facilities, we have conducted and may continue to conduct monitoring, and we will continue to perform such monitoring and remediation of known contamination until the appropriate regulatory standards have been achieved. These monitoring and remediation efforts are usually overseen by state environmental regulatory agencies. Costs for such remediation activities may exceed estimated costs, and there can be no assurance that the future costs will not be material. It is possible that we may identify additional contamination in the future, which could result in additional remediation obligations and expenses, which could be material.

We and our customers may be exposed to certain regulatory and financial risks related to climate change.

The EPA has adopted regulations under existing provisions of the federal Clean Air Act, that, for example, require certain large stationary sources to obtain Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for GHG emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was expanded in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. Additionally, the U.S. Congress has in the past considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs.  Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs.  In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions. The agreement entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. . However, in June 2017, President Trump announced that the United States plans to withdraw from the agreement and to seek negotiations either to reenter the agreement on different terms or a separately negotiated agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the agreement. The agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the agreement or a separately negotiated agreement are unclear at this time. To the extent that the United States and other countries implement this agreement or impose other climate change regulations on the oil and natural gas industry, it could have an adverse effect on our business. The EPA and other federal and state agencies have also acted to address greenhouse gas emissions in other industries, most notably coal-fired power generation, and as a result could attempt in the future to impose additional regulations on the oil and natural gas industry.

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

Additionally, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the Fish and Wildlife Service was required to make a determination on the listing of more than 250 species as endangered or threatened under the ESA by the end of the Fish and Wildlife Service’s 2017 fiscal year.

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

Risks inherent to our industry, such as lightning strikes, equipment defects, vehicle accidents, explosions, earthquakes, and incidents related to the handling of fluids and wastes, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment. We use fiberglass tanks at our salt water disposal facilities because fiberglass is less corrosive than other materials traditionally utilized. These tanks are, however, more prone to lightning strikes than traditional tanks, as a result of fiberglass’ tendency to store static electricity. The lightning protection systems we employ may not succeed in preventing lightning from damaging a facility. The risks associated with these types of accidents could expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with employees and regulators.

Our insurance coverage may be inadequate to cover our liabilities. For instance, while our insurance policies apply to and cover costs imposed on us by retroactive changes in governmental regulations, the costs we incur as a result of such regulatory changes cannot be known in advance and may exceed our coverage limitations. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our financial condition, results of operations and cash flows. In some cases, electrical storms can damage facility motors or electronics, and it may not be possible to prove to the insurance carrier that such storm caused the damage. We do not carry business interruption insurance on our salt water disposal facilities and as a result, could suffer a significant loss in revenue that could impact our ability to pay distributions on our units.

Accidents or incidents related to the handling of hydraulic fracturing fluids, salt water or other wastes are covered by our insurance against claims made for bodily injury, property damage or environmental damage and clean-up costs stemming from a sudden and accidental pollution event, provided that we report the event within 30 days after its commencement. The coverage applies to incidents the company is legally obligated to pay resulting from pollution conditions caused by covered operations. We may not have coverage if the operator is unaware of the pollution event and unable to report the “occurrence” to the insurance company within the required time frame. Although we have coverage for gradual, long-term pollution events at certain locations, this coverage does not extend to all places where we may be located or where we may do business. We also may have liability exposure if any pipelines or gathering systems transporting water to our salt water disposal facilities develop a leak (depending upon the terms of the insurance contracts at issue).

Due to our lack of asset and geographic diversification, adverse developments in the areas in which we are located could adversely impact our financial condition, results of operations and cash flows and reduce our ability to make distributions to our unitholders.

Our salt water disposal facilities are located exclusively in North Dakota and Texas. This concentration could disproportionately expose us to operational, economic and regulatory risk in these areas. Additionally, after the sale of one of our Texas salt water disposal facilities in January 2018, our salt water disposal facilities currently comprise nine owned and one managed facility. Any operational, economic or regulatory issues at a single facility could have a material adverse impact on us. Due to the lack of diversification in our assets and the location of our assets, adverse developments in our markets, including, for example, transportation constraints, adverse regulatory developments, or other adverse events at one of our salt water disposal facilities, could have a significantly greater impact on our financial condition, results of operations and cash flows than if we were more diversified.

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

New technology, including those involving recycling of salt water or the replacement of water in fracturing fluid, may hurt our competitive position.

The salt water disposal industry is subject to the introduction of new waste treatment and disposal techniques and services using new technologies including those involving recycling of salt water, some of which may be subject to patent protection. As competitors and others use or develop new technologies or technologies comparable to ours in the future, we may lose market share or be placed at a competitive disadvantage. For example, some companies have successfully used propane as the fracturing fluid instead of water. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or products at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations or reduce the amount of waste produced in oil and natural gas drilling and production activities, thereby reducing or eliminating the need for third-party disposal. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.

Technology advancements in connection with alternatives to hydraulic fracturing could decrease the demand for our salt water disposal facilities.

Some oil and natural gas producers are focusing on developing and utilizing non-water fracturing techniques, such as techniques that utilize propane, carbon dioxide or nitrogen instead of water. If our producing customers begin to shift their fracturing techniques to waterless fracturing in the development of their wells, our salt water disposal services could be materially impacted because these wells would not produce flowback water. In particular, our salt water disposal facilities in West Texas could be negatively affected by these new technologies, as the drought conditions of West Texas make fracturing with materials other than water attractive alternatives.

We may be unable to ensure that customers will continue to utilize our services or facilities and pay rates that generate acceptable margins for us.

We cannot ensure that customers will continue to pay rates that generate acceptable margins for us. Our margins for Water Services could decrease if the volume of salt water processed and disposed of by our customers’ decreases or if we are unable to increase the rates charged to correspond with increasing costs of operations. Our revenues and profitability for Pipeline Inspection and Integrity Services could decrease if the demand for our inspectors decrease, if our safety record declines or we are unable to obtain affordable insurance, if we are unable to recruit and retain qualified inspectors or if we are unable to increase the daily and hourly rates charged to correspond with any potential increasing costs of operations. In addition, new agreements for our services in these business segments may not be obtainable on terms acceptable to us or, if obtained, may not be obtained on terms favorably consistent with current practices, in which case our revenue and profitability could decline. We also cannot ensure that the parties from whom we lease, license or otherwise occupy the land on which certain of our facilities are situated, or the parties from whom we lease certain of our equipment, will renew our current leases, licenses or other occupancy agreements upon their expiration on commercially reasonable terms or at all. Any such failure to honor the terms of the leases or licenses or renew our current leases or licenses could have a material adverse effect on our financial position, results of operations and cash flows.

We may be unable to attract and retain a sufficient number of skilled and qualified workers.

The delivery of our water and environmental services and products requires personnel with specialized skills and experience who can perform physically demanding work. The salt water disposal industry has experienced a high rate of employee turnover as a result of the volatility of the oilfield service industry and the demanding nature of the work, and workers may choose to pursue employment in fields that offer a less demanding work environment. In addition, Pipeline Inspection and Integrity Services are dependent on specialized inspectors, who must undergo specific training prior to performing inspection and integrity services.

Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply of skilled workers is limited. A significant increase in the wages paid by our competitors or the unionization of groups of our employees could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Likewise, laws and regulations to which we are, or may in the future become, subject could increase our labor costs or subject us to liabilities to our employees. In addition, the U.S. customers in Pipeline Inspection and Integrity Services could choose to hire our inspectors directly. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Our ability to operate our business effectively could be impaired if affiliates of our general partner fail to attract and retain key management personnel.

We depend on the continuing efforts of our executive officers and other key management personnel, all of whom are employees of affiliates of our general partner. Additionally, neither we, nor our subsidiaries, have employees. CEM LLC and its affiliates are responsible for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, including our Chairman, Chief Executive Officer and President, Peter C. Boylan III. The loss of any member of our management or other key employees could have a material adverse effect on our business. Consequently, our ability to operate our business and implement our strategies will depend on the continued ability of affiliates of our general partner to attract and retain highly skilled management personnel with industry experience. Competition for these persons is intense. Given our size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. We may not be able to continue to employ our senior executives and other key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract our senior executives and other key personnel could have a material adverse effect on our ability to effectively operate our business.

Our business would be adversely affected if we or our customers experience significant interruptions.

We are dependent upon the uninterrupted operations of our salt water disposal facilities for the processing of salt water, as well as the operations of third-party facilities, such as our oil and natural gas producing customers, for uninterrupted demand of our water and environmental services. Any significant interruption at these facilities or inability to transport products to or from the third-party facilities to our salt water disposal facilities for any reason would adversely affect our results of operations, cash flow and ability to make distributions to our unitholders. Operations at our facilities and at the facilities owned or operated by our customers could be partially or completely shut down, temporarily or permanently, as the result of any number of circumstances that are not within our control, such as:

●	catastrophic events, including lightning strikes, hurricanes, seismic activity such as earthquakes, fires and floods;

●	loss of electricity or power;

●	explosion, breakage, loss of power, accidents to machinery, storage tanks or facilities;

●	leaks in packers and tubing below the surface, failures in cement or casing or ruptures in the pipes, valves, fittings, hoses, pumps, tanks, containment systems or houses that lead to spills or employee injuries;

●	environmental remediation;

●	pressure issues that limit or restrict our ability to inject water into the disposal well or limitations with the injection zone formation and its permeability or porosity that could limit or prevent disposal of additional fluids;

●	labor difficulties;

●	malfunctions in automated control systems at the facilities;

●	disruptions in the supply of salt water to our facilities;

●	failure of third-party pipelines, pumps, equipment or machinery; and

●	governmental mandates, restrictions or rules and regulations.

In addition, there can be no assurance that we are adequately insured against such risks because the Partnership does not carry business interruption insurance. As a result, our revenue and results of operations could be materially adversely affected.

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make cash distributions at our intended levels.

Interest rates may increase in the future. As a result, interest rates on our credit facilities or future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Our common unit price will be impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make cash distributions at our intended levels.

A failure in our operational and communications systems, loss of power, natural disasters, or cyber security attacks on any of our facilities, or any of our third-parties' facilities on which we rely, may adversely affect our results of operations and financial results.

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

Due to technological advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations processes, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, communications systems, our customers or any of our financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation. We do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets that may shut down all or part of our business. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We are not an "accelerated filer" as defined in Rule 12b-2 of the Exchange Act, and therefore, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until we become an accelerated filer.  Even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including Holdings, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our  and our unitholders' detriment. Additionally, we have no control over the business decisions and operations of Holdings, and Holdings is under no obligation to adopt a business strategy that favors us.

As of the 2017 year-end, Holdings and its affiliates own an approximate 64.0% limited partner interest in us and own and control our general partner and appoint all of the officers and directors of our general partner. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a fiduciary duty to manage our general partner in a manner that is in the best interests of its owner, Holdings. Conflicts of interest may arise between Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including Holdings, over the interests of our common unitholders. These conflicts include, among others, the following situations:

●	neither our partnership agreement nor any other agreement requires Holdings to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Holdings to invest in competitors, pursue and grow particular markets, or undertake acquisition opportunities for itself. Holdings’ directors and officers have a fiduciary duty to make these decisions in the best interests of Holdings;

●	our general partner is allowed to take into account the interests of parties other than us, such as Holdings, in resolving conflicts of interest;

●	Holdings may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

●	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

●	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

●	our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

●	expenditures, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus, and whether to set aside cash for future maintenance capital expenditures on certain of our assets that will need extensive repairs during their useful lives. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, and the amount of adjusted operating surplus generated in any given period;

●	our general partner will determine which costs incurred by it are reimbursable by us;

●	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

●	our partnership agreement permits us to classify up to $10.0 million as operating surplus, even if it is the surplus generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights;

●	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

●	our general partner intends to limit its liability regarding our contractual and other obligations;

●	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80.0% of the common units;

●	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates;

●	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

●	our general partner may or may not provide financial support to the Partnership. They may also require compensation for financial support in the form of additional units, preferred equity, dividend reinvestment plan, and other mechanisms; and

●	our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates, or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

●	how to allocate corporate opportunities among us and its affiliates;

●	whether to exercise its limited call right;

●	whether to seek approval by the conflicts committee of the board of directors of our general partner to address and resolve a conflict of interest;

●	how to exercise its voting rights with respect to the units it owns;

●	whether to elect to reset target distribution levels;

●	whether to transfer the incentive distribution rights or any units it owns to a third party; and

●	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to the partnership agreement.

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

Pursuant to our amended and restated omnibus agreement, prior to making any distributions to our unitholders, we will pay Holdings a quarterly administrative fee of $1.0 million for the provision of certain general and administrative expenses. However, during the years ended December 31, 2017 and 2016, Holdings provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee for two quarters and four quarters ($2.0 million and $4.0 million), respectively. Holdings received no consideration for this support. In the future, Holdings may require appropriate compensation if it provides any future additional support. This fee is subject to increase by an amount equal to the producer price index (“PPI”) plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth. The amount of this fee is below the amount we would expect to reimburse the general partner for such services in the absence of the fee. In the event of termination of our amended and restated omnibus agreement, in lieu of the quarterly fee, we will be required by our partnership agreement to reimburse Holdings and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations, at which time we expect our payment for these services to increase. This increase may be substantial. Our partnership agreement provides that Holdings will determine in good faith the expenses that are allocable to us. Furthermore, Holdings and its affiliates will allocate other expenses related to our operations to us and may provide us other services for which we will be charged fees as determined by Holdings. Payments to Holdings and its affiliates following the termination of our amended and restated omnibus agreement could be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders will not have “say-on-pay” advisory voting rights. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the member of our general partner, which is a wholly-owned subsidiary of Holdings. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of March 16, 2018, Holdings and its affiliates own approximately 64.0% of our outstanding common units. Therefore, the unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal.

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

As of March 16, 2018, Holdings and CEP-TIR together hold 6,957,349 common units. Additionally, we have agreed to provide Holdings and CEP-TIR with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80.0% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on unitholders’ investment. Unitholders may also incur a tax liability upon a sale of their units. As of March 16, 2018, Holdings and its affiliates own approximately 64.0% of our common units and therefore are not currently able to exercise the call right at that time.

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

As of December 31, 2017, there are only 4,285,263 publicly traded common units held by public unitholders. As of March 16, 2018, Holdings and CEP-TIR own 6,957,349 common units representing an aggregate 58.5% limited partner interest in us. We do not know how liquid our trading market might be. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to a unitholder. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The U.S. Department of the Treasury and the IRS have issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We may be required to deduct and withhold amounts from distributions to foreign unitholders related to withholding tax obligations arising from the sale or disposition of our units by foreign unitholders.

Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U. S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. Due to this fact, our inability to match transferors and transferees of units, and other uncertainty surrounding the application of these withholding rules, the U. S. Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, until regulations or other guidance has been issued. It is unclear when such regulations or other guidance will be issued.

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

Our Properties

After the sale of our Pecos, Texas salt water disposal facility on January 5, 2018, we had an aggregate in excess of 116,000 barrels of maximum daily disposal capacity in the following salt water disposal facilities, all of which were built since June 2011 with most having new well bores, using completion techniques consistent with current industry practices and utilizing well depths of at least 5,000 feet and injection intervals beginning at least 4,000 feet beneath the surface:

Location	County	In-service Date	Leased / Owned (3)

Tioga, ND	Williams	June 2011	Owned
Manning, ND	Dunn	December 2011	Owned
Grassy Butte, ND	McKenzie	May 2012	Leased
New Town, ND (1)	Mountrail	June 2012	Leased
Williston, ND (1)	Williams	August 2012	Owned
Stanley, ND	Mountrail	September 2012	Owned
Orla, TX (1)	Reeves	September 2012	Owned
Belfield, ND	Billings	October 2012	Leased
Watford City, ND (1), (2)	McKenzie	May 2013	Leased
Arnegard, ND (1)	McKenzie	August 2014	Leased

(1)	Currently receives piped water.
(2)	We own a 25.0% noncontrolling interest in this salt water disposal facility.
(3)	Some facilities are constructed on land that is leased under long-term arrangements.

We lease general office space at our corporate headquarters located at 5727 S. Lewis Avenue, Suite 300, Tulsa, Oklahoma 74105. The lease expires in November of 2024 unless terminated earlier under certain circumstances specified in our lease. We lease office space in Houston, TX that is shared by our Pipeline Inspection and Integrity Services segments, primarily for business development purposes. This lease expires in August of 2020. We also lease a small office in Walnut Creek, CA that expires in March of 2020. We are party to a lease for office space in Tulsa, OK that we no longer use; this lease expires in June 2018. Our Integrity Services segment owns an office building and staging and storage facility in Giddings, Texas.

ITEM 3.	LEGAL PROCEEDINGS

Fithian v. TIR LLC

On October 5, 2017, a former inspector for CEM TIR filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff subsequently withdrew his action and filed a similar action in Oklahoma State Court, District of Tulsa County. The plaintiff alleges he was a non-exempt employee of TIR and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims.  On March 16, 2018, the parties filed a joint stipulation of dismissal without prejudice in regards to TIR LLC and CEM TIR, as neither of those parties were employers of the plaintiff or the putative class members during the time period that is the subject of the lawsuit.  Upon such dismissal, no subsidiaries of the Partnership will be parties to the lawsuit.

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

On March 16, 2018, the closing price for the common units was $6.08 per unit and there were approximately 3,500 unitholders of record and beneficial owners (held in street name) of the Partnership’s common units. The Partnership will issue approximately 6,400 federal K-1s to unitholders of record for 2017.

In addition to the common units we issued at our IPO date, we also issued 5,913,000 subordinated units, for which there was no established public trading market. As of December 31, 2016, 5,612,699 of the subordinated units were effectively held by Holdings and its controlled affiliates, either directly or indirectly through its ownership of CEP-TIR. The remaining 300,301 subordinated units were held directly by certain beneficial owners and management. With the payment of the February 2017 quarterly distribution and the fulfillment of other requirements as provided in the partnership agreement, on February 14, 2017 the subordination period with respect to our 5,913,000 subordinated units expired and all outstanding subordinated units converted to common units on a one-for-one basis. The conversion did not impact the total number of our outstanding units representing limited partner interests.

The high and low trading prices for our common units and distribution paid per unit by quarter were as follows:

Quarter Ended	High	Low	Distribution (a)

March 31, 2017	$14.27	$7.80	$0.210000
June 30, 2017	9.27	7.01	0.210000
September 30, 2017	8.10	6.12	0.210000
December 31, 2017	8.30	5.55	0.210000

March 31, 2016	10.73	5.28	0.406413
June 30, 2016	10.27	7.34	0.406413
September 30, 2016	12.36	8.04	0.406413
December 31, 2016	11.69	8.99	0.406413

(a)	Represents declared distributions associated with each respective quarter. Distributions were declared and paid within 45 days following the close of each quarter in accordance with our cash distribution policy.

Our Cash Distribution Policy

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.  It is the Partnership’s intent to continue to make cash distributions to unitholders on a quarterly basis; however, the Partnership makes no representation or assurances as to the availability of future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors.

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

Distributions

Although it is the Partnership’s policy to continue to make cash distributions to unitholders on a quarterly basis, the Partnership makes no representation or assurances as to the availability of future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial conditions, and other factors. Our partnership agreement requires that we make distributions of available cash from operating surplus for any quarter in the following manner:

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

General Partner Interest and Incentive Distribution Rights

Incentive distribution rights (“IDRs”) represent a unitholder's right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.  The IDRs are effectively held by the same ownership group that own and control our general partner.

The following discussion assumes there are no arrearages on common units.

If for any quarter we have distributed available cash from operating surplus to our common unitholders in an aggregate amount equal to the minimum quarterly distribution, then, our partnership agreement requires that we distribute any additional available cash from operating surplus for that quarter among the unitholders and the owner(s) of the IDRs in the following manner:

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2017.

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

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide salt water disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies. Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.” At our Initial Public Offering (“IPO”), 4,312,500 of our common units were sold to the general public. The remaining common units and 100% of the subordinated units were constructively owned by affiliates, employees, and directors of the Partnership. With the payment of the February 2017 quarterly distribution and the fulfillment of other requirements provided in the partnership agreement, on February 14, 2017 the subordination period with respect to our 5,913,000 subordinated units expired and all outstanding subordinated units converted to common units on a one-for-one basis.

In connection with the IPO, Holdings II, a wholly-owned subsidiary of Holdings, conveyed a 100% interest in CEP LLC. Prior to its contribution to the Partnership, CEP LLC distributed to Holdings its interest in four subsidiaries. In addition to CEP LLC, affiliates of Holdings contributed 50.1% of their interest in the TIR Entities (the Partnership’s Pipeline Inspection segment). The Partnership then subsequently conveyed this 50.1% interest to CEP LLC. We have recast prior period financial data and information of Cypress Energy Partners, L.P. to reflect CEP LLC’s distribution of its four subsidiaries to Holdings, which were originally acquired on December 31, 2012, and to reflect the conveyance of CEP LLC and the TIR Entities to the Partnership at the closing of our IPO, as if the contribution of CEP LLC had occurred as of March 15, 2012 and the contribution of the TIR Entities had occurred as of June 26, 2013, the date affiliated members of the Partnership acquired a controlling interest in the TIR Entities.

Effective February 1, 2015, the Partnership acquired the remaining 49.9% interest in the TIR Entities previously held by affiliates of Holdings. Effective May 1, 2015, the Partnership acquired a 51% interest in Brown, and a hydrostatic testing integrity services business creating our Integrity Services segment.

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

	Cypress Energy Partners, L.P.
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015 (a)	2014	2013 (b)
					Recast
	(in thousands, except cash distributions per unit and operational data)
Income Statement Data
Revenues	$286,342	$297,997	$371,191	$404,418	$249.133
Costs of services	252,739	262,517	326,261	355,355	213,690
Gross margin	33,603	35,480	44,930	49,063	35,443
General and administrative expense	21,055	21,853	23,795	21,321	12,467
Depreciation, amortization and accretion	4,443	4,861	5,427	6,345	5,164
Impairments	3,598	10,530	6,645	32,546	4,131
Operating income (loss)	5,077	(1,764)	9,063	(11,149)	13,681
Interest expense, net	7,335	6,559	5,656	3,208	4,000
Offering costs	—	—	—	446	1,376
Net income (loss)	(1,923)	(9,162)	4,091	(15,179)	4,355
Net income attributable to noncontrolling interests	(1,110)	(4,499)	599	4,973	22
Net income (loss) attributable to partners / controlling interests	(813)	(4,663)	3,492	(20,152)	4,333

Balance Sheet Data - Period End
Total assets	$163,203	$167,512	$190,882	$187,524	$238,441
Long-term debt	—	135,699	139,129	75,282	72,851
Total parent net investment and owners’ equity	9,985	19,388	40,702	100,428	135,547

Cash Flow Data
Cash flows from operating activities	$8,138	$24,819	$26,921	$13,016	$7,154
Cash flows from investing activities	(926)	(1,330)	(64,879)	(2,286)	5,779
Cash flows from financing activities	(10,150)	(21,289)	42,501	(16,030)	13,636
Cash distributions per unit (subsequent to IPO) (c)	0.84	1.63	1.63	1.51	—
Capital expenditures	3,345	1,376	1,857	2,286	4,329

Other Financial Data
Adjusted EBITDA	$16,640	$19,794	$24,663	$28,499	$23,110
Adjusted EBITDA attributable to limited partners / controlling interests	18,692	22,238	23,147	18,190	23,079

Operational Data
Average number of inspectors (Pipeline Inspection segment)	1,145	1,147	1,392	1,535	1,706
Average revenue per inspector per week	$4,499	$4,601	$4,711	$4,733	$4,952
Average number of field personnel (Integrity Services segment)	20	23	33
Average revenue per field personnel per week	$8,887	$11,577	$12,653
Total barrels of salt water disposed (in thousands)	12,588	13,307	18,864	19,066	19,541
Average revenue per barrel	$0.67	$0.67	$0.78	$1.18	$1.14

(a)	Activity for the year ended December 31, 2015 includes operations of Brown (Integrity Services segment) from the May 1, 2015 acquisition date to the end of the year.
(b)	Activity for the year ended December 31, 2013 includes operations of the TIR Entities (Pipeline Inspection segment from the June 26, 2013 acquisition date through the end of the year.
(c)	Includes February distributions related to the previous quarter ended December 31.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization and accretion expenses; income tax expense; impairments; non-cash allocated expenses; equity-based compensation expense; less certain other unusual or non-recurring items. We define Adjusted EBITDA attributable to limited partners as net income (loss) attributable to limited partners; plus interest expense attributable to limited partners; depreciation, amortization and accretion expenses attributable to limited partners; impairments attributable to limited partners; income tax expense attributable to limited partners; non-cash allocated expenses attributable to limited partners; and equity-based compensation attributable to limited partners; less certain other unusual or non-recurring items attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners excluding cash interest paid, cash income taxes paid and maintenance capital expenditures. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations.  The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow are net income (loss) and cash flow from operating activities. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP measures exclude some, but not all, items that affect the most directly comparable GAAP financial measures. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow should not be considered alternatives to net income (loss), income (loss) before income taxes, net income (loss) attributable to limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA and to Distributable Cash Flow

	Years ended December 31,
	2017	2016	2015 (a)
	(in thousands)

Net income (loss)	$(1,923)	$(9,162)	$4,091
Add:
Interest expense	7,335	6,559	5,656
Depreciation, amortization and accretion	5,545	5,788	6,004
Impairments	3,598	10,530	6,645
Income tax expense	596	1,195	452
Non-cash allocated expenses	1,750	3,798	648
Equity based compensation	1,059	1,086	1,167
Less:
Gains on asset disposals, net	588	—	—
Foreign currency gains	732	—	—
Adjusted EBITDA	$16,640	$19,794	$24,663

Adjusted EBITDA attributable to general partner	(2,300)	(2,500)	—
Adjusted EBITDA attributable to noncontrolling interests	248	56	1,516
Adjusted EBITDA attributable to limited partners/controlling interests	$18,692	$22,238	$23,147

Less:
Cash interest paid, cash taxes paid, and maintenance capital expenditures	8,674	6,717	5,940
Distributable cash flow	$10,018	$15,521	$17,207

(a)	The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Due to this, amounts for the year ended December 31, 2015 include Brown from this date forward. The Partnership acquired the remainder of the TIR Entities February 1, 2015. Adjusted EBITDA attributable to noncontrolling interests for the year ended December 31, 2015 includes the activity of the TIR Entities through its acquisition date.

Reconciliation of Net Income Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and to Distributable Cash Flow

	Years ended December 31,
	2017	2016	2015 (a)
	(in thousands)

Net income attributable to limited partners	$3,237	$1,635	$4,140
Add:
Interest expense attributable to limited partners	7,335	6,556	5,290
Depreciation, amortization and accretion attributable to limited partners	4,978	5,373	5,522
Impairments attributable to limited partners	2,823	6,409	6,645
Income tax expense attributable to limited partners	580	1,179	383
Equity based compensation attributable to limited partners	1,059	1,086	1,167
Less:
Gains on asset disposals, net	588	—	—
Foreign currency gains	732	—	—
Adjusted EBITDA attributable to limited partners	18,692	22,238	23,147

Less:
Cash interest paid, cash taxed paid, and maintenance capital expenditures	8,674	6,717	5,940
Distributable cash flow	$10,018	$15,521	$17,207

(a)	The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Due to this, amounts for the year ended December 31, 2015 include Brown from this date forward. The Partnership acquired the remainder of the TIR Entities February 1, 2015. Adjusted EBITDA attributable to limited partners for the year ended December 31, 2015 includes the activity of the TIR Entities through its acquisition date.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and to Distributable Cash Flow

	Years ended December 31,
	2017	2016	2015 (a)
	(in thousands)

Cash flows provided by operating activities	$8,253	$24,819	$26,921
Changes in trade accounts receivable, net	3,406	(9,871)	(9,039)
Changes in prepaid expenses and other	1,332	(1,350)	(233)
Changes in accounts payable and accrued liabilities	(4,471)	(478)	1,222
Change in income taxes payable	365	(662)	196
Interest expense (excluding non-cash interest)	6,741	5,989	5,109
Income tax expense (excluding deferred tax benefit)	957	1,219	484
Other	57	128	3
Adjusted EBITDA	$16,640	$19,794	$24,663

Adjusted EBITDA attributable to general partner	(2,300)	(2,500)	—
Adjusted EBITDA attributable to noncontrolling interests	248	56	1,516
Adjusted EBITDA attributable to limited partners / controlling interests	$18,692	$22,238	$23,147

Less:
Cash interest paid, cash taxes paid, and maintenance capital expenditures	8,674	6,717	5,940
Distributable cash flow	$10,018	$15,521	$17,207

(a)	The Partnership acquired a 51% ownership interest in Brown effective May 1, 2015. Due to this, amounts for the year ended December 31, 2015 include Brown from this date forward.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk. Brown (which comprises our Integrity Services segment), was acquired effective May 1, 2015, and the results of this segment have been included in our financial statements for periods subsequent to that date.

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

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry.  We provide independent pipeline inspection and integrity services to various energy E&P and midstream companies and their vendors in our Pipeline Inspection and Integrity Services segments throughout the United States and Canada.  The Pipeline Inspection segment is comprised of the operations of the TIR Entities and the Integrity Service segment is comprised of the operations of Brown.  We also provide salt water disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Water Services segment. We operate nine salt water disposal facilities, eight of which are in the Bakken Shale region of the Williston Basin in North Dakota and one of which is in the Permian Basin in west Texas.  We also have a management agreement in place to provide staffing and management services to one 25%-owned salt water disposal facility in the Bakken Shale region. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

How We Generate Revenue

We generate revenue in the Pipeline Inspection segment primarily by providing inspection services on midstream pipelines, gathering systems, and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project, and the duration of the project.  The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems, and distribution systems, and the legal and regulatory requirements relating to the inspection and maintenance of those assets.  We charge our customers on a per-inspector basis, including per diem charges, mileage, and other reimbursement items.

We generate revenue in our Integrity Services segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies. We perform these services on newly-constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed-bid basis. Bid prices vary based on the size and length of the pipeline being inspected, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers, the fees that we charge for those services (which depend on the type and number of field personnel used on a particular project), the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project.

We generate revenue in the Water Services segment primarily by treating flowback and produced water and injecting the salt water into our salt water disposal facilities.  Our Water Services results are driven primarily by the volumes of produced water and flowback water we receive and the fees we charge for our services.  These fees are charged on a per-barrel basis under contracts that are short-term in nature and vary based on the quantity and type of salt water disposed, competitive dynamics, and operating costs.  The volumes of salt water disposed at our salt water disposal facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from the wells located near our facilities.  Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and governmental regulations.  We generally expect the level of drilling to positively correlate with long-term trends in prices of oil, natural gas, and NGLs.  Revenues in this segment are recognized when the service is performed and collectability of fees is reasonably assured. We also generate revenue for managing one salt water disposal facility.

In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the flowback and produced water.  Our ability to recover residual oil is dependent upon the residual oil content in the salt water we treat, which is, among other things, a function of water type, chemistry, source, and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in salt water prior to delivering such salt water to us for treatment. For more information on our revenue by country, see “Note 2 – Basis of Presentation and Significant Accounting Policies” in the audited financial statements included in “Item 8 – Financial Statements and Supplementary Data.”

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance.  We view these metrics as significant factors in assessing our operating results and profitability and intend to review these measurements frequently for consistency and trend analysis.  These metrics include:

●	inspector headcount in Pipeline Inspection;
●	field personnel headcount and utilization in Integrity Services;
●	salt water disposal and residual oil volumes in Water Services;
●	operating expenses;
●	segment gross margin;
●	safety metrics;
●	Adjusted EBITDA;
●	maintenance and expansion capital expenditures; and
●	distributable cash flow.

Inspector Headcount

The amount of revenue we generate in Pipeline Inspection depends primarily on the number of inspectors that perform services for our customers. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering systems, miscellaneous infrastructure, distribution systems, and the legal and regulatory requirements relating to the inspection and maintenance of those assets.

Field Personnel Headcount and Utilization

The amount of revenue we generate in Integrity Services depends primarily on the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and the duration of the project. The number of field personnel engaged on projects is driven by the type of project, the size and length of the pipeline being inspected, the complexity of services provided, and the utilization of our work force and equipment.

Salt Water Disposal and Residual Oil Volumes

The amount of revenue we generate in the Water Segment depends primarily on the volume of produced water and flowback water that we dispose for our customers pursuant to published or negotiated rates, as well as the volume of residual oil that we sell pursuant to rates that are determined based on the quality of the oil sold and prevailing oil prices.  Our revenues from produced water, flowback water, and residual oil sales are generated pursuant to contracts that are short-term in nature.  Revenues in this segment are recognized when the service is performed and collectability of fee is reasonably assured.  The volumes of salt water disposed at our salt water disposal facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from the wells located near our facilities.  Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of oil, natural gas, and NGLs, the cost to drill and operate a well, the availability and cost of capital and environmental and governmental regulations.  We generally expect the level of drilling to positively correlate with long-term trends in prices of oil, natural gas, and NGLs.

Approximately 7%, 6%, and 8% of our Water Services segment revenue for the years ended December 31, 2017, 2016 and 2015, respectively, was derived from sales of residual oil recovered during the salt water treatment process. Our ability to recover residual oil is dependent upon the oil content in the salt water we treat, which is, among other things, a function of water type, chemistry, source, and temperature. Generally, where outside temperatures are lower, oil separation is more difficult. Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in salt water prior to delivering such salt water to us for treatment.

Operating Expenses

The primary components of our operating expenses that we evaluate include costs of services, general and administrative, and depreciation and amortization.

Costs of services. Employee-or-contractor-related costs and per diem expenses are the primary costs of services components in Pipeline Inspection and Integrity Services. These expenses fluctuate from period to period based on the number, type, and location of projects on which we are engaged at any given time. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Repair and maintenance costs, employee-related costs, residual oil disposal costs, lease expenses, and utility expenses are the primary cost of services components in Water Services. These expenses generally remain relatively stable across broad ranges of salt water disposal volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses.

General and administrative.   General and administrative expenses include management and overhead payroll, general office expenses, management fees, legal fees, and other expenses.

Under our amended and restated omnibus agreement, Holdings charges us an annual administrative fee of $4.0 million (payable in equal quarterly installments) for the provision of certain administrative services. This fee is subject to an increase by an annual amount equal to PPI plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth. To the extent that Holdings incurs overhead expenses in excess of our annual administrative fee that are attributable to the operations of the Partnership, these expenses are reported in our Consolidated Statements of Operations within general and administrative expense and as an equity contribution attributable to our General Partner in our Consolidated Statement of Owners’ Equity.

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

During the years ended December 31, 2017 and 2016, Holdings provided sponsor support to the Partnership by waiving certain payments of the quarterly administrative fee (in 2017, Holdings waived the fee for two of the quarters; in 2016, Holdings waived the fee for all four quarters). We reported the amount of the waived fees within general and administrative expense in our Consolidated Statement of Operations and as an equity contribution in our Consolidated Statement of Owners’ Equity.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense primarily consists of our estimate of the decrease in value of our capitalized tangible and intangible assets as a result of using the assets over time. Depreciation and amortization are recorded on a straight-line basis. We estimate that our assets have useful lives ranging from 3 to 39 years. The facilities, wells, and equipment of our Water Services segment constituted approximately 44% and 60% of the net book value of our fixed assets as of December 31, 2017 and 2016, respectively, and generally have useful lives of 5 to 15 years.

Segment Gross Margin, Adjusted EBITDA and Distributable Cash Flow

We view segment gross margin as one of our primary management tools, and we track this item on a regular basis, both as an absolute amount and as a percentage of revenues compared to prior periods. We also track Adjusted EBITDA, defined as net income (loss) plus interest expense, depreciation and amortization expense, income tax expense, impairments, non-cash allocated expenses, and equity-based compensation (less certain other unusual or non-recurring items). We use distributable cash flow, defined as Adjusted EBITDA less net cash interest paid, cash taxes paid, and maintenance capital expenditures, as an additional measure to analyze our performance. Distributable cash flow does not reflect changes in working capital balances, which could be significant, as headcounts of Pipeline Inspection vary from period to period. Adjusted EBITDA and distributable cash flow are non-GAAP, supplemental financial measures used by management and by external users of our financial statements, such as investors, lenders, and analysts, to assess:

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

Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP.  We believe that the presentation of these non-GAAP financial measures provides useful information to investors in assessing our financial condition and results of operations.  Net income is the GAAP measure most directly comparable to Adjusted EBITDA.  The GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities.  Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures.  Each of these non-GAAP financial measures has important limitations as an analytical tool because it excludes some, but not all, of the items that affect the most directly comparable GAAP financial measure.  You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP.  Because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For a further discussion of the non-GAAP financial measures of Adjusted EBITDA and reconciliation of that measure to their most comparable financial measures calculated and presented in accordance with GAAP, please read “ Item 6 — Selected Financial Data — Non-GAAP Financial Measures.”

Outlook

Refinancing

Our current $200 million credit facility matures in December 2018 and had approximately $136.9 million outstanding at December 31, 2017.  In the fall of 2017, we began working with our agent on the terms of a new credit facility, anticipating that we would close the new facility prior to the end of 2017.   In December 2017, we learned that some of our lenders were not comfortable with the proposed terms and conditions and they requested the agent for various modifications to the proposed terms.  In February, we agreed upon a new revised term sheet and in March 2018, we successfully negotiated commitments for a new revolving credit facility with our existing bank group with a term that extends three years after closing, consistent with the strategy outlined in our Form 10-Q for the three months ended September 30, 2017.

To reduce leverage, we negotiated the sale of our Pecos, Texas salt water disposal facility and utilized the $4.0 million of proceeds to repay principal on our credit facility in January, 2018.  We were also successful in retaining a perpetual royalty on that facility.  We plan to use approximately $7.0 million of our cash on hand to repay an additional amount of principal at the time we close on the new credit facility, sometime in the second quarter, while maintaining sufficient liquidity to support our operations. The new credit facility will have a maximum capacity of $80.0 million, with a $20.0 million accordion feature (for a total of $100.0 million) with additional banks still evaluating the proposed facility. Under the new credit facility, we will be able to borrow up to 3.75 times our trailing twelve-month adjusted EBITDA (“TTM EBITDA”) (as adjusted EBITDA is defined in the credit agreement, which may differ from how adjusted EBITDA is defined elsewhere in this annual report) for senior debt.  Additionally, we may incur additional indebtedness other than the new credit facility, provided the pro forma senior secured leverage ratio may not exceed 3.25 times TTM EBITDA and the total leverage ratio may not exceed 4.75 times TTM EBITDA.   As part of the refinancing, Holdings agreed to waive the omnibus fee to support us in the event leverage exceeds 3.75 times trailing twelve-month adjusted EBITDA during the term of the facility. The new credit facility will have customary covenants, including but not limited to a maximum senior leverage ratio of 4.0 times adjusted EBITDA, or 3.25 times senior secured leverage if additional debt not to exceed 1.5 times is incurred, and a minimum interest coverage ratio of 3.0 times adjusted EBITDA. The new facility will no longer have a required borrowing base calculation and borrowings under the new agreement will bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum or (ii) a LIBOR rate plus a margin of 2.5% to 4.0% per annum.  The facility will also include a 50 basis point non-use fee consistent with the current facility, and no amortization will be required during the term which extends three years after closing.  We have received commitment letters from banks for the full amount of the facility, and these commitment letters will remain in effect through May 31, 2018.  We also have another bank considering joining the facility.  We believe this new facility will support our current business requirements until we find an attractive acquisition opportunity, at which time we will seek to expand the current revolving credit facility or refinance it to accommodate the transaction, which may include the support of Holdings or its afffiliates. We expect to borrow approximately $76.1 million on the new credit facility at closing, a reduction of approximately 44% from our debt outstanding at December 31, 2017.  Our net debt (effectively outstanding debt less outstanding cash balance) at closing will be approximately 48% lower and approximately 3.0 times TTM EBITDA.

To successfully obtain commitments to refinance our existing credit facility, our lenders required that we significantly de-leverage the Partnership, given general macro sentiment toward the industry.  To ensure the successful refinancing and prior to filing this report, we received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity (the "PIPE"). The conflicts committee of our board of directors and their legal and financial advisors negotiated the final terms of the PIPE to ensure fairness to the Partnership. We believe the terms of the PIPE obtained from the affiliate of Holdings are substantially more attractive than we could have obtained from third parties. The terms of the PIPE include standard and customary provisions frequently found in many recently-completed PIPE financings in our industry. The proposed PIPE does not include any warrants, which are frequently required by third-party institutional investors, thereby benefitting us. Key terms include a conversion premium on the PIPE that is 15% greater than our common unit trailing closing price at the time of issuance. The holder of the preferred units will be entitled to receive quarterly distributions that represent an annual return of 9.5% on the investment. The Partnership was able to negotiate very favorable terms affording flexibility on the amount paid in cash versus amounts paid-in-kind (“PIK”). We are only required to pay 2.5% in cash and will have the option to PIK the remaining 7.0% for a period of time. Additionally, the holder will not be able to convert until after the third anniversary. If certain conditions are met after the third anniversary of the closing date, we will have the option to cause the preferred units to convert to common units. We were not required to pay customary origination fees associated with this PIPE investment, saving us a substantial amount of cost. Finally, another important benefit we have negotiated is the ability to redeem the PIPE after the third anniversary of the closing date on favorable terms.

These cash payments (from cash on hand and from the sale of Pecos as outlined above), combined with the up to $50.0 million of proceeds from the issuance of the PIPE, should allow us to reduce our outstanding debt balance from approximately $136.9 million to approximately $76.1 million (or 44%). The significant decrease in leverage resulting from the refinancing should significantly reduce our interest expense and improve our distributable cash flow and our coverage ratio. In addition, our existing credit facility has significant unused capacity on which we have paid non-use fees. Such non-use fees will be lower under the new credit facility.

Before closing on the PIPE, we will also fully check the market to ensure that no better alternatives are available. To accomplish this, we have retained a financial advisor to determine if more favorable PIPE terms can be obtained from an independent third party and to explore strategic alternatives to determine if any more attractive opportunities  may exist for the Partnership.  The affiliate of Holdings providing the required PIPE commitment will not require any compensation if the Partnership is able to obtain better terms from an unaffiliated third party.

We plan to continue our focus on improving our operating results through a combination of 1) enhanced business development efforts in our Pipeline Inspection and Integrity Services segments with our continued focus on higher-margin services; 2) the rebuilding of our Orla, Texas facility that was struck by lightning in January 2017; 3) the rebuilding of our Grassy Butte, North Dakota facility that was struck by lightning in July 2017; and 4) continuing to expand our North Dakota business through the pursuit of new pipeline gathering opportunities, and to generally take advantage of the increased activity as a result of increased rig count, commodity prices, and renewed interest in the Williston Basin.

Holdings has been very supportive of the Partnership during the recent economic downturn and has provided sponsor support of $6.3 million during the year ended December 31, 2016 and $4.1 million during the year ended December 31, 2017 for no consideration. We believe that the owners of Holdings, who collectively own approximately 64.0% of our common units, remain fully aligned with our minority unitholders and have the financial wherewithal and the incentive to continue to support us to help us maintain compliance with the financial ratio covenants through the maturity date of the new credit agreement. This alignment of interest is further demonstrated by an affiliate of Holdings’ commitment to offer a below-market PIPE to benefit us and complete the refinancing of our credit facility.

Overall

For our Pipeline Inspection and Integrity Services business segments, revenues, margins, and margin percentages were higher in the second half of 2017 than they were in the first half of 2017. This is generally consistent with the seasonality inherent in our business, in which the third and fourth quarters of each year are generally the strongest quarters of the annual business cycle, due to weather patterns and our clients’ budgeting cycles. We believe that these segments will have many opportunities over the next several years, as many projects previously delayed have recently been approved. We have also invested in organic growth and have started two new business units this year. The newest business unit offers mechanical integrity services, which is a new line of inspection and integrity support. This new line of business has already been awarded several new projects from investment-grade energy companies and exceeded our internal forecast for the first six months of the business.

For our Pipeline Inspection segment, headcount was higher in the second half of 2017 than it was in the first half of 2017, despite the loss in the second quarter of 2017 of 200 inspectors who were performing work for the largest customer of our Canadian operations (this customer completed a bidding process and awarded new contracts at rates that were lower than we were willing to accept). We have continued to focus on our nondestructive examination, staking, integrity support, and mechanical integrity services, all of which generate higher margins than our core inspection business. The revenues of these lines of business were higher in the fourth quarter 2017 than in any previous quarter.

Revenues from our 51%-owned Integrity Services Segment (currently comprised entirely of our controlling interest in Brown Integrity, LLC (“Brown”), a hydrostatic testing provider) were higher in the fourth quarter of 2017 than they were in the third quarter of 2017, as our utilization rate significantly improved and our backlog increased. We continue to bid on a substantial amount of upcoming work and remain focused on winning more of these bids. We ended 2017 with a backlog of approximately $2.8 million, which was more than ten times larger than the backlog at December 31, 2016. We are also changing our business strategy to focus more on maintenance and integrity work, which tends to occur when scheduled, as opposed to new construction work, which often slides with delays that frequently occur on new construction projects. We are also evaluating whether to open field offices in the Permian Basin and in Houston to better serve those markets and reduce our mobilization costs.

Revenues of our Water and Environmental Services segment were 15.4% higher in fourth quarter 2017 than in the third quarter 2017 despite some facilities that have not yet reopened following lightning strikes. Our Orla, Texas facility in Reeves County in the Delaware basin should reopen for regular business in early second quarter of 2018 (since a January 2017 lightning strike and fire, we have been operating this facility using temporary equipment). In January 2018, we completed two pipelines that connect large multi-well pads into one of our facilities in the Bakken for a large public energy company. We expect to rebuild our Grassy Butte facility, which was struck by lightning in July 2017, and we expect to reopen it in the second quarter of 2018. The Williston basin has seen a dramatic increase in activity from the lows in the second quarter 2016, with substantial new investment from private equity investors and public E&P companies. The completion of the DAPL pipeline and higher oil prices have significantly improved the economics in the Williston basin for all producers.

Despite the low commodity prices of recent years, we maintained positive operating cash flows during the year ended December 31, 2017, 2016 and 2015. We continue to believe the long term increasing demand for inspection and integrity services and water solutions remains solid despite our relatively slow pace of the recovery from the multi-year downturn. We are less correlated to the drilling rig count as many other service companies.

We continue to search for attractive acquisition opportunities. In 2017 our team was busy, as we considered over 25 potential acquisition opportunities and we still have a few under consideration. In January 2018, as part of our ongoing due diligence, we discovered some significant concerns on a large transaction under letter of intent that led us to terminate discussions. Future areas of focus continue to be inspection, integrity, traditional midstream opportunities, chemicals, and logistics. Our sponsor and its affiliates remain willing to deploy capital to assist us in acquiring attractive assets that may be larger than what we can currently acquire independently, with plans to offer those assets to us as drop-down opportunities. We remain focused on a disciplined and conservative approach to evaluating acquisition opportunities.

Pipeline Inspection

Demand is once again growing for our pipeline inspection and integrity services, as we operate in a very large market with well over 1,000 customer prospects that we do not currently serve who require federally and/or state-mandated inspection and integrity services. During 2017 we added 30 new customers and successfully started two new lines of service.

A Stifel energy research analyst recently published the following multi-year pipeline industry update that is summarized below:

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

Our continued focus remains on both maintenance and integrity work on existing pipelines as well as work on new projects. The majority of our existing and potential customers are once again investing in their businesses following a difficult economic downturn. We continue to focus on new lines of business to serve our existing customers including mechanical integrity and pipeline decontamination services. The majority of our clients are public, investment-grade companies with long planning cycles that lead to healthy backlogs of new long-term projects and existing pipeline networks that also require inspection and integrity services. We believe that with regulatory requirements, and the aging pipeline infrastructure, that the Pipeline Inspection business is more insulated from changes in commodity prices in the near term than has been the case in the past. However, a prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services as was the case in recent years.

Integrity Services

Brown, our 51% owned hydrotesting business unit, has seen a material improvement in its utilization rate and backlog. Brown had a difficult year in 2016, which forced us to implement aggressive measures to manage and reduce its cost structure. We believe our new strategy is working and we plan to continue to focus on the potential synergies that may develop between this segment and other current customers of the Partnership, as well as the growth and nurturing of Brown’s historical, ongoing business. Brown operated in only 13 states during 2016, compared with 40 states that the TIR Entities (through our Pipeline Inspection segment) operated in throughout 2017. In 2017, Brown worked in 15 states and has successfully obtained new business from TIR relationships. Brown’s revenues and EBITDA improved in the fourth quarter along with its backlog. Brown continues to enjoy an excellent reputation in the industry and has a substantial amount of new work that it is currently bidding to win.

Water Services

During the fourth quarter of 2017, we grew volumes in our Water Services segment, by 15.4% over the prior quarter despite two of our facilities having been hit by lightning earlier in the year. Our average revenue per barrel for the year held steady at $0.67 (inclusive of water, oil reclamation, and management fees). Drilling activity has improved dramatically following the downturn and the lows that occurred in May 2016. Baker Hughes North America Rotary Rig Count, as of the end of February 9, 2018 had the following information:

●	Total US rig count of 975, including 437 in the Permian basin and 50 in the Williston basin/Bakken

●	Rigs have increased 141%, or 571 rigs, from the May 2016 trough of 404; and

●	Rigs still remain down 50%, or 956 rigs, from September 2014 peak of 1,931.

Crude oil prices have also increased, and in early February 2018 NYMEX Near Month crude exceeded $60 per barrel. The decline in the market price of crude oil that began in the second half of 2014 has had an adverse impact on our volumes and revenues over the last three years. The resultant slowdown in exploration and production activity led to lower new drilling activity, volumes, and commodity prices from sales of crude oil we recover from the water we process. In addition, many of our E&P customers requested pricing concessions to help them cope with the lower commodity prices and the market became over supplied relative to activity levels. In the majority of the basins in the country, new salt water disposal facilities were developed to support previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess salt water disposal facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing.

We have always focused on produced water and piped water whenever possible instead of trucked flowback water and therefore, we believe we have been less impacted than many of our competitors. During the fourth quarter of 2017, 91% of our volumes were produced water and 41% of our water was delivered via pipelines. We continue to focus on piped water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production.

We continue to actively pursue the right acquisition opportunities with the same discipline that protected the Partnership during a heated market in 2014 and 2013 that drove up valuations to unsustainable levels leading to many bankruptcies and restructurings. We also continue to evaluate and compete for some interesting opportunities for pipelines and new salt water disposal facilities directly with E&P companies seeking to monetize their midstream assets or minimize their spending on infrastructure required to support their production.

In January 2017, one of our facilities was struck by lightning. The downhole facilities were not damaged and we had insurance covering the surface facilities with a reasonable deductible. We do not carry business interruption insurance given its costs, waiting periods, and coverages. Within two weeks, the facility reopened with temporary surface facilities. We have begun the redevelopment process with insurance proceeds and plan to have the Delaware basin Orla, Texas facility re-opened in the second quarter of 2018. In the interim, we continue to take both piped and trucked water with temporary facilities. In July 2017, we experienced another lightning strike at our Grassy Butte salt water disposal facility that initiated a fire that effectively destroyed the surface storage equipment at the facility. It did not damage our pumps, electrical, housing, office, or downhole facilities.

In January 2018, we sold our subsidiary that owns a salt water disposal facility in Pecos, Texas to an unrelated party. We received $4.0 million of cash proceeds and a perpetual royalty interest in the future revenues of the facility (although the amount of the cash proceeds is subject to adjustment upon final calculation of certain working capital amounts).

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

Impairments of Long-Lived Assets

Property and Equipment

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

For our Water Services segment, we evaluate property and equipment for impairment at the salt water disposal facility level. Our estimates utilize judgments and assumptions such as undiscounted future cash flows, discounted future cash flows, estimated fair value of the asset group, and the current and future economic environment in which the asset is operated. Significant judgments and assumptions in these assessments include estimates of water disposal rates, disposal volumes, expected capital costs, oil and gas drilling and producing volumes in the markets served, risks associated with the different zones into which salt water is disposed, and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates.

The Water Services segment has experienced increased competition in the regions in which we operate, which has resulted in declining volumes and increased pricing pressure. Steady and continued declines in oil prices until the middle of 2017 have intensified competitive pressures and had a direct impact on our revenues. Many of our customers have announced significantly reduced drilling programs in the Bakken in particular; however, the number of drilling rigs operating in the United States, including the Bakken, began to increase in the last half of 2017 and have continued to increase in the beginning of 2018. The decline in drilling has impacted the amount of flowback and produced water that we process and dispose, and has negatively impacted our pricing as our customers look for ways to reduce costs. In addition, as we process lower water volumes, in particular flowback water volumes directly attributable to drilling, we recover less skim oil.

During the years ended December 31, 2017, 2016 and 2015, we identified impairment indicators at certain of our salt water disposal facilities and reviewed the associated property and equipment for impairment. We recognized impairment charges of $0.7 million, $2.1 million, and $6.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, for assets that were determined to be impaired, primarily driven by the dramatic decline in oil prices from over $100.00 / barrel to as low as $26.00 / barrel during the three-year downturn. These impairment reviews utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the Consolidated Financial Statements.

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

Identifiable Intangible Assets

Our recorded identifiable intangible assets of $25.5 million and $29.6 million at December 31, 2017 and 2016, respectively, consist primarily of customer relationships and trademarks and trade names, amortized on a straight-line basis over estimated useful lives ranging from 5 – 20 years.  Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows.  We have no indefinite-lived intangibles other than goodwill.  The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors.  Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and/or subsequent useful life of the asset.  If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life.  Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

In the first quarter of 2017, the largest customer of the Canadian subsidiary in our Pipeline Inspection segment completed a bid process and selected different service providers for its inspection projects. In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million in the first quarter of 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names. Based on discounted cash flow calculations, we concluded the fair value of the customer relationships and trade names of our Canadian business was zero, and therefore we impaired the full amounts. We continue to perform inspection and integrity work for customers in Canada.

Goodwill

At December 31, 2017 and 2016, we had $53.4 million (plus another $2.0 million of goodwill included in assets held for sale) and $56.9 million of goodwill, respectively.  Goodwill is not amortized, but is subject to annual reviews on November 1 for impairment (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) at a reporting unit level.  The reporting units are determined primarily from the manner in which the business is managed and operated.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined that the Pipeline Inspection, Integrity Services, and Water Services segments are the appropriate reporting units for testing goodwill impairment.

To perform a goodwill impairment assessment, we first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment reveals that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, we then determine the estimated fair market value of the reporting unit. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

Our estimates of fair value are sensitive to changes in a number of variables, certain of which relate to broader macroeconomic conditions outside our control. As a result, actual performance could be different from these expectations and assumptions. This could be caused by events such as strategic decisions made in response to economic and competitive conditions and the impact of economic factors. In addition, some of the estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including commodity prices, interest rates, cost of capital, and our credit ratings. The facilities of our Water Services reporting units are concentrated in two basins, and changes in oil and gas production in these two basins could have a significant impact on the profitability of this reporting unit. While we believe we have made reasonable estimates and assumptions to estimate the fair values of our reporting units, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the near future.

Integrity Services Segment

In the Integrity Services segment, we experienced declining revenues in 2016 due to the decline in the overall energy economy, including decreased new infrastructure construction, postponement of inspection and integrity activity by our E&P customers, and reduced revenues and margins on completed contracts due to increased competition, among other factors. Given these indicators of impairment, we performed an impairment assessment in the second quarter of 2016 of the $10.0 million of goodwill that was attributable to our Integrity Services segment. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement.  Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates.  To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure wherein a buyer would obtain a step-up in the tax basis of the net assets acquired.  Significant assumptions used in valuing the reporting unit included revenue growth rates ranging from 2% to 5% annually and a discount rate of 17.5%.  In our assessment, the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value.  We then determined through our hypothetical acquisition analysis that the fair value of goodwill was impaired.  As a result, we recorded an impairment loss of $8.4 million and reduced the carrying value of goodwill to $1.6 million in the second quarter of 2016.

In the first quarter of 2017, we recorded an impairment to the remaining $1.6 million carrying value of the goodwill of the Integrity Services segment. Revenues of this segment were lower than we had expected for the first quarter of 2017. In addition, for this segment, the level of bidding activity for work is typically high in March and April once customers have finalized their budgets for the upcoming year. While we won bids on a number of projects and our backlog began to improve, the improvement in the backlog was slower than we had originally anticipated and we revised downward our expectations of the near-term operating results of the segment.  We estimated the fair value of the Integrity Services segment utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement.  Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates.  Significant assumptions included a 2% annual growth rate of cash flows and a discount rate of 18%.  We determined through this analysis that the fair value of goodwill of the Integrity Services segment was fully impaired.

Water Services Segment

We completed our annual goodwill impairment assessment as of November 1, 2017, and concluded that the remaining $15.1 million of goodwill of the Water Services segment was not impaired. We performed a qualitative analysis that took into consideration recent favorable trends (including recent increases in crude oil prices and increased customer activity at certain of our facilities) and the subsequent fact that we sold one of our salt water disposal facilities in January 2018 at a price that exceeded its carrying value. Based on these qualitative considerations, we concluded that the remaining carrying value of the goodwill of the Water Services segment was not impaired.

Pipeline Inspection Segment

For our Pipeline Inspection segment, we performed qualitative goodwill impairment analyses, and concluded that the fair value of the reporting unit was more likely than not greater than its carrying value.  Our evaluations included various qualitative factors, including current and projected earnings, market capitalization, current customer relationships and projects, and the impact of crude oil prices on our earnings.  The qualitative assessments on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment.  The use of different assumptions and estimates from the assumptions and estimates we used in our qualitative analyses could have resulted in the requirement to perform quantitative goodwill impairment analyses.

Depreciation Methods, Estimated Useful Lives of Property and Equipment

Depreciation expense represents the systematic write-off of the cost of property and equipment, net of residual or salvage value (if any), to the results of operations for the periods the assets are used. We depreciate our property and equipment using the straight-line method, which results in recording depreciation expense evenly over the estimated life of the individual assets. The estimate of depreciation expense requires us to make assumptions regarding the useful economic lives and residual values of our assets. At the time we acquired and placed our property and equipment in service, we developed assumptions about such lives and residual values that we believe are reasonable; however, circumstances may develop that could require us to change these assumptions in future periods, which would change our depreciation expense amounts prospectively. We currently use a life of 15 years for wells and related equipment, which include subsurface well completion and other improvements. We use a life of 9 years for tanks, plumbing and storage tanks and we generally use 5 years for our testing equipment and trailers. We use lives of 30 – 39 years for buildings. We believe that these lives represent a reasonable estimate of the economic lives of the assets and that substantial capital expenditures would need to be incurred to further extend their economic lives.

Consolidated Results of Operations – Cypress Energy Partners, L.P.

Factors Impacting Comparability

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for reasons described below:

●	The Partnership has recorded impairments of long-lived assets totaling $3.6 million, $10.5 million, and $6.6 million in 2017, 2016, and 2015, respectively.

●	Effective June 1, 2015, the Partnership acquired the remaining 49% interest in a Water Services segment management entity previously held by a related party. As a result of this transaction, the 2015 Consolidated Financial Statements reflect a 49% noncontrolling interest from January 1, 2015 through May 31, 2015 related to this interest.

●	Effective May 1, 2015, the Partnership acquired a 51% controlling interest in Brown, a hydrostatic integrity services business. The Consolidated Financial Statements include Brown from this date forward with a 49% noncontrolling interest.

●	At the closing of the IPO, we acquired a 50.1% interest in each of the TIR Entities with Holdings and certain affiliates continuing to hold the remaining 49.9% interest (“Retained Interest”). Effective February 1, 2015, we acquired the remaining 49.9% noncontrolling ownership interest of the TIR Entities from affiliated parties. Accordingly, the Consolidated Financial Statements for 2015 reflect a 49.9% noncontrolling interest from January 1, 2015 through January 31, 2015 related to the TIR Entities (less certain amounts charged directly to the noncontrolling interests in both periods).

●	At the closing of the IPO, CEP LLC, the Partnership and other affiliates entered into an omnibus agreement with Holdings. Among other things, the agreement calls for an annual administrative fee to be paid by the Partnership in the amount of $4.0 million (adjusted annually as provided for in the omnibus agreement), payable in quarterly installments to Holdings, for providing the Partnership with certain administrative services, including executive management services by certain officers of our General Partner, compensation expense for employees required to manage and operate our business, as well as the costs of operating a publicly traded partnership, including costs associated with SEC reporting requirements, tax return and Schedule K-1 preparation and distribution, independent registered public accounting firm fees, investor relations activities, and registrar and transfer agent fees. During the years ended December 31, 2017 and 2016, Holdings provided sponsor support to the Partnership by waiving certain of the quarterly administrative fees (in 2017, Holdings waived the fee for two of the quarters; in 2016, Holdings waived the fee for all four quarters). We reported the amount of expenses incurred by Holdings but not charged to us within general and administrative expense in our consolidated statement of operations and as an equity contribution in our Consolidated Statement of Owners’ Equity.

●	Interest expense will not be comparable between periods presented as a result of changes in the amount of debt outstanding and interest rates.

Consolidated Results of Operations

The following table compares the operating results of Cypress Energy Partners, L.P. for the years ended December 31:

	2017	2016	2015 (a)
	(in thousands)

Revenues	$286,342	$297,997	$371,191
Costs of services	252,739	262,517	326,261
Gross margin	33,603	35,480	44,930

Operating costs and expense:
General and administrative	21,055	21,853	23,795
Depreciation, amortization and accretion	4,443	4,861	5,427
Impairments	3,598	10,530	6,645
Gain on asset disposals, net	(570)	—	—
Operating income (loss)	5,077	(1,764)	9,063

Other income (expense):
Interest expense, net	(7,335)	(6,559)	(5,656)
Foreign currency gains	732	—	—
Other, net	199	356	1,136
Net income (loss) before income tax expense	(1,327)	(7,967)	4,543
Income tax expense	596	1,195	452
Net income (loss)	(1,923)	(9,162)	4,091

Net income (loss) attributable to noncontrolling interests	(1,110)	(4,499)	599
Net income (loss) attributable to partners / controlling interests	(813)	(4,663)	3,492

Net loss attributable to general partner	(4,050)	(6,298)	(648)
Net income attributable to limited partners	$3,237	$1,635	$4,140

(a)	Activity for the year ended December 31, 2015 includes the operations of Brown (IS segment) beginning with the May 1, 2015 acquisition date.

See the detailed discussion of elements of operating income (loss) by reportable segment below.  See also Note 13 to our Consolidated Financial Statements included in “Item 8. – Financial Statement and Supplementary Data.”

The following is a discussion of significant changes in the non-segment related corporate other income and expenses for the years ended December 31, 2017, 2016, and 2015.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees.  Interest expense increased in 2017, 2016 and 2015 primarily due to increased borrowings related to the acquisition of the remaining 49.9% interest in the TIR Entities, the acquisition of 51% of Brown and higher interest rates. Average debt outstanding for the years ended December 31, 2017, 2016, and 2015 was $136.9 million, $137.3 million, and $129.9 million, respectively.

Foreign currency gains. Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Consolidated Balance Sheets. Beginning April 1, 2017, we report currency translation adjustments on these intercompany payables and receivables within Foreign currency gains in our Consolidated Statements of Operations. The net foreign currency gain during the year ended December 31, 2017 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar.

Other, net. During the year ended December 31, 2015, we received $1.0 million for relinquishing our option to purchase certain assets from a related party. The remaining income during the years ended December 31, 2017, 2016, and 2015 relates primarily to earnings from our 25% interest in an entity that owns a salt water disposal facility, which investment we account for under the equity method.

Income tax expense. We qualify as a partnership for income tax purposes and therefore, generally do not pay income tax; instead, each owner reports his or her share of our income or loss on his or her individual tax return. Income tax expense relates to two taxable corporate subsidiaries in the United States and one taxable corporate subsidiary in Canada in our Pipeline Inspection and Integrity Services segments, as well as business activity, gross margin, and franchise taxes incurred in certain states. The decrease in income tax expense from 2016 to 2017 is primarily attributable to decreased income generated by our Canadian and TIR-PUC subsidiaries that are taxed as corporations in their respective tax jurisdictions. The increase in income tax expense from 2015 to 2016 results primarily from increased income generated by our TIR-PUC subsidiary that is taxed as a corporation for federal and state income tax purposes.

Net income attributable to noncontrolling interests.  The net income attributable to noncontrolling interests shown in our Consolidated Results of Operations reflects interests in the net income of consolidated entities that are not 100% owned by us. The amounts for the years ended December 31, 2017, 2016, and 2015 relate primarily to Brown, of which 49% is owned by outside parties. The amounts during the year ended December 31, 2015 include one month of activity for the TIR Entities, of which we owned 50.1% until we acquired the remaining 49.9% on February 1, 2015.

Net income attributable to the general partner. The net income attributable to the general partner shown in our Consolidated Results of Operations includes general and administrative expenses incurred by Holdings on behalf of the Partnership totaling $1.8 million, $3.8 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. These costs represent administrative costs incurred by Holdings in excess of amounts charged to the Partnership under our omnibus agreement and are reflected as general and administrative in the Consolidated Statements of Operations and as contributions attributable to General Partner in the Consolidated Statement of Owners’ Equity. In addition, Holdings provided the Partnership with additional financial support by making cash contributions of $2.3 million and $2.5 million in 2017 and 2016, respectively, as a reimbursement for certain expenditures incurred by the Partnership. These payments are reflected as a contribution attributable to general partner in the Consolidated Statement of Owners’ Equity and as a component of the net loss attributable to the general partner in the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of our Pipeline Inspection segment for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$268,635		$275,171		$(6,536)	(2.4)%
Costs of services	241,889		247,214		(5,325)	(2.2)%
Gross margin	26,746	10.0%	27,957	10.2%	(1,211)	(4.3)%

General and administrative	13,980	5.2%	12,521	4.6%	1,459	11.7%
Depreciation and amortization	2,331	0.9%	2,439	0.9%	(108)	(4.4)%
Impairments	1,329	0.5%	—		1,329
Other	18	0.0%	—		18
Operating income	$9,088	3.4%	$12,997	4.7%	$(3,909)	(30.1)%

Operating Data
Average number of inspectors	1,145		1,147		(2)	(0.2)%
Average revenue per inspector per week	$4,499		$4,601		$(102)	(2.2)%

Revenue variance due to number of inspectors					$(469)
Revenue variance due to average revenue per inspector					$(6,067)

Revenues.  Revenues decreased approximately $6.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a reduction in the average revenue billed for each inspector (accounting for a $6.1 million revenue decrease) and, to a lesser extent, a decrease in the average number of inspectors engaged (a decrease of 2 inspectors, accounting for $0.5 million of the decrease). Revenues of our Canadian business decreased $7.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to the loss of our largest Canadian customer in the second quarter of 2017 (this customer completed a bidding process and awarded new contracts at rates that were lower than we were willing to accept). This decrease was partially offset by an increase of $1.3 million in our U.S. business lines, including increases of $1.4 million in our public utility business and $4.4 million in nondestructive examination service line, partially offset by a decrease of $4.5 million in revenues of our traditional inspection services during the year ended December 31, 2017 compared to the year ended December 31, 2016. To help mitigate volatility in revenues associated with new construction projects, we continue to focus on areas of inspection that are less impacted by economic conditions, such as maintenance projects and projects associated with public utility companies.

The decline in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector per year are expected, given that we charge different rates for different type of inspectors and different types of inspection services. Competition remains intense in the industry, which continued to exert downward pressure on rates.

Costs of services.  Costs of services decreased approximately $5.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, consistent with lower revenues.

Gross margin.  Gross margin decreased approximately $1.2 million during the year ended December 31, 2017, due primarily to lower revenues. The gross margin percentage during the year ended December 31, 2017 was similar to that of the year ended December 31, 2016, as declines in margin percentage resulting from competitive pressures were partially offset by increased revenues in our higher-margin business lines, such as the nondestructive examination service line.

General and administrative.  General and administrative expenses increased approximately $1.5 million in the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily due to the fact that Holdings charged the Pipeline Inspection segment $1.4 million during the year ended December 31, 2017 for administrative services, as allowed for under our omnibus agreement with Holdings. During the year ended December 31, 2016, Holdings waived the full amount of this administrative fee.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2017 was similar to depreciation and amortization expense for the year ended December 31, 2016.

Impairments. During the year ended December 31, 2017, we recorded an impairment of $1.3 million to the carrying values of certain intangible assets associated with our Canadian subsidiary, which was due to the loss during the second quarter of 2017 of the largest customer of this subsidiary. The intangible assets included customer relationships with a book value of $1.1 million and trade names with a book value of $0.2 million.

The following table summarizes the operating results of our Pipeline Inspection segment for the year ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$275,171		$341,929		$(66,758)	(19.5)%
Costs of services	247,214		309,584		(62,370)	(20.1)%
Gross margin	27,957	10.2%	32,345	9.5%	(4,388)	(13.6)%

General and administrative	12,521	4.6%	16,672	4.9%	(4,151)	(24.9)%
Depreciation and amortization	2,439	0.9%	2,512	0.7%	(73)	(2.9)%
Operating income	$12,997	4.7%	$13,161	3.8%	$(164)	(1.2)%

Operating Data
Average number of inspectors	1,147		1,392		(245)	(17.6)%
Average revenue per inspector per week	$4,601		$4,711		$(110)	(2.3)%

Revenue variance due to number of inspectors					$(58,777)
Revenue variance due to average revenue per inspector					$(7,981)

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

General and administrative.  General and administrative expenses decreased $4.2 million, due primarily to the fact that Holdings waived the omnibus fee in 2016 (in 2015, $2.8 million of the omnibus fee was reported within the Pipeline Inspection segment). Compensation expense was approximately $0.5 million lower in 2016 than in 2015, due to focused efforts to reduce overhead costs in response to the energy sector downturn.

Operating income.  Operating income for the year ended December 31, 2016 decreased $0.2 million compared to the year ended December 31, 2015, primarily due to the gross margin decrease of $4.4 million, partially offset by a decrease in general and administrative expense of $4.2 million.

Integrity Services

The following table summarizes the results of the Integrity Services segment for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$9,268		$13,884		$(4,616)	(33.2)%
Costs of services	7,347		11,542		(4,195)	(36.3)%
Gross margin	1,921	20.7%	2,342	16.9%	(421)	(18.0)%

General and administrative	1,981	21.4%	2,829	20.4%	(848)	(30.0)%
Depreciation and amortization	626	6.8%	658	4.7%	(32)	(4.9)%
Impairments	1,581	17.1%	8,411	60.6%	(6,830)	(81.2)%
Operating income (loss)	$(2,267)	(24.5)%	$(9,556)	(68.8)%	$7,289	(76.3)%

Operating Data
Average number of field personnel	20		23		(3)	(13.0)%
Average revenue per field personnel per week	$8,887		$11,577		$(2,690)	(23.2)%
Revenue variance due to number of field personnel					$(1,386)
Revenue variance due to average revenue per field personnel					$(3,230)

Revenue.   Revenues decreased approximately $4.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Revenues declined during late 2016 and early 2017, due in part to a slowdown in customer projects and to the loss during 2016 of certain business development personnel. During the second half of 2017, our revenues began to recover due to increases in customer project activity and improved business development efforts. Our Integrity Services segment generates most of its revenues from a smaller number of larger-scale projects than does our Pipeline Inspection segment; as a result, the revenues of the Integrity Services segment are somewhat more volatile, and revenues for a given period of time can be significantly influenced by the ability or inability to win a relatively small number of bids for large hydrotesting projects.

Costs of services. Costs of services decreased approximately $4.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, consistent with the decrease in revenues.

Gross margin. Gross margin decreased approximately $0.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to lower revenues. The employees of the Integrity Services segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment that perform work in the field, most of whom only earn wages when they are performing work for a customer, and whose wages are therefore variable costs). Because of this, margin percentages typically improve when revenues are higher, as our field employees are more fully utilized. The gross margin percentage was higher during the year ended December 31, 2017 than during the year ended December 31, 2016, despite the lower revenues, due to cost management measures that we implemented in response to the slowdown in activity that began during 2016.

General and administrative. General and administrative expenses consist primarily of compensation for office employees and general office expenses. These expenses decreased approximately $0.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to cost-cutting measures we implemented in response to the low-revenue environment, which included reductions in office head count as well as the closure of an office location.

Depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names and non-compete agreements. Depreciation and amortization expense during the year ended December 31, 2017 was similar to depreciation and amortization expense for the year ended December 31, 2016.

Impairments. During the year ended December 31, 2016, we recorded an impairment of $8.4 million to the goodwill associated with the Integrity Services segment in response to the decline in revenues. During the first quarter of the year ended December 31, 2017, we recorded an additional impairment of $1.6 million to goodwill, which represented the full remaining amount of the goodwill attributable to this segment.

The following table summarizes the results of the Integrity Services segment for the year ended December 31, 2016 and the period from May 1, 2015 (date of acquisition) through December 31, 2015.

	Year Ended December 31,
	2016	% of Revenue	2015 (a)	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$13,884		$14,614		$(730)	(5.0)%
Costs of services	11,542		10,398		1,144	11.0%
Gross margin	2,342	16.9%	4,216	28.8%	(1,874)	(44.4)%

General and administrative	2,829	20.4%	2,490	17.0%	339	13.6%
Depreciation and amortization	658	4.7%	421	2.9%	237	56.3%
Impairments	8,411	60.6%	—		8,411
Operating income (loss)	$(9,556)	(68.8)%	$1,305	8.9%	$(10,861)	(832.3)%

Operating Data
Average number of field personnel	23		33		(10)	(30.3)%
Average revenue per field personnel per week	$11,577		$12,653		$(1,076)	(8.5)%
Revenue variance due to number of field personnel					$(6,020)
Revenue variance due to average revenue per field personnel					$(1,846)
Revenue variance due to period differences (see (a))					$7,136

(a)	We owned the Integrity Services segment for only eight months of the year ended December 31, 2015.

Revenue.   Revenues decreased $0.7 million from 2015 to 2016. Revenues of the Integrity Services segment were adversely affected by a slowdown in new projects by its customers and by the loss of key business development employees.  These decreases were partially offset by an additional four months of activity in 2016, as Brown was acquired May 1, 2015.

Costs of services. Costs of services increased $1.1 million from 2015 to 2016, as we owned Brown for the full year ended December 31, 2016, but for only eight months of the year ended December 31, 2015. The employees of the Integrity Services segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer, and whose wages are therefore variable costs).  In addition, increases in costs of services were partially offset by cost saving measures instituted during 2016, including the closing of an office and reductions in work force.

Gross margin. Gross margin decreased $1.9 million from 2015 to 2016. The decrease in gross margin was due to lower revenues. Because most of the employees of the Integrity Services segment are full time employees, cost of services from 2015 to 2016 did not decline commensurate with the decrease in revenues over the same period.

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

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million from 2015 to 2016. This increase was primarily due to the fact that we owned our 51% interest in Brown for the full year ended December 31, 2016, but for only eight months of the year ended December 31, 2015.

Impairments. During the year ended December 31, 2016, we recorded an impairment of $8.4 million to the goodwill of the Integrity Services segment.

Operating income (loss).  Operating income for the year ended December 31, 2016 decreased $10.9 million compared to the year ended December 31, 2015, primarily due to the gross margin decrease of $1.9 million and to the goodwill impairment charge of $8.4 million.

Water Services

The following table summarizes the operating results of our Water Services segment for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$8,439		$8,942		$(503)	(5.6)%
Costs of services	3,503		3,761		(258)	(6.9)%
Gross margin	4,936	58.5%	5,181	57.9%	(245)	(4.7)%

General and administrative	2,451	29.0%	1,866	20.9%	585	31.4%
Depreciation, amortization and accretion	1,486	17.6%	1,764	19.7%	(278)	(15.8)%
Impairments	688	8.2%	2,119	23.7%	(1,431)	(67.5)%
(Gain) loss on asset disposals, net	(588)	(7.0)%	—		(588)
Operating income (loss)	$899	10.7%	$(568)	(6.4)%	$1,467	(258.3	) %

Operating Data
Total barrels of salt water disposed	12,588		13,307		(719)	(5.4)%
Average revenue per barrel disposed (a)	$0.67		$0.67		$0.0	0.0%
Revenue variance due to barrels disposed					$(483)
Revenue variance due to revenue per barrel					$(20)

(a)    Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of salt water disposed.

Revenue.   Revenues decreased by $0.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decline was primarily due to a 5.4% decrease in the volume of salt water disposed. The decrease in the volume of water disposed was due to in part to a lightning strike and fire at our Orla, Texas facility in January 2017 that destroyed the surface equipment. Although we soon reopened the facility using temporary equipment, the volume of water processed at this facility decreased by 1.1 million barrels during the year ended December 31, 2017 compared to the year ended December 31, 2016. The volume of water processed at our North Dakota facilities decreased by 0.4 million barrels during the year ended December 31, 2017 compared to the year ended December 31, 2016, due primarily to a July 2017 lightning strike and fire at our Grassy Butte facility, which destroyed the surface equipment. This facility is not currently operational. These decreases in volumes were partially offset by an increase of 0.8 million barrels processed at our Pecos, Texas facility, due to increased customer activity in the area of the facility. Average revenue per barrel processed during the year ended December 31, 2017 was similar to that of the year ended December 31, 2016. Oil revenue represented approximately 7% of total revenue during the year ended December 31, 2017, compared to 6% of total revenue during the year ended December 31, 2016.

Costs of services.   Costs of services decreased by $0.3 million from the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to cost reduction measures we implemented in mid-2016 in response to adverse market conditions. These measures included the temporary suspension of activity at two of our facilities and investments in automation at other facilities.

Gross margin. Gross margin decreased by $0.2 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, due to a $0.5 million decrease in revenue which was partially offset by a $0.3 million decrease in costs of services.

General and administrative expense. General and administrative expenses include general office overhead expenses such as salary costs, office expense, insurance, property taxes, royalty expenses, and other miscellaneous expenses. General and administrative expense during the year ended December 31, 2017 included $0.6 million that Holdings charged the Water Services segment for administrative services, as allowed for under our omnibus agreement with Holdings. During the year ended December 31, 2016, Holdings waived the full amount of this administrative fee.

Depreciation, amortization and accretion.  Depreciation, amortization and accretion expenses decreased from 2016 to 2017 primarily due to the prior impairment of equipment at various salt water disposal facilities.  As equipment is impaired, there is less asset basis to depreciate.

Impairments.  In the first quarter of 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our facilities in North Dakota. We experienced low volumes at this facility due to competition in the area and to low levels of production activity near the facility, and we have temporarily idled the facility. In the second quarter of 2016, we recorded an impairment of $2.1 million to the property, plant and equipment at one of our facilities in North Dakota, due to low levels of customer activity in the area. Market conditions near this facility have since improved, and we recently completed construction of a gathering system to connect this facility to a customer’s newly-developed production fields.

(Gain) loss on asset disposals. During 2017, lightning strikes and the resultant fires destroyed the surface equipment at two of our facilities. We carry property damage and cleanup insurance on both facilities, and the proceeds we received on these policies were in excess of the net book value of the destroyed property and the cleanup costs we incurred.

The following table summarizes the operating results of our Water Services segment for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$8,942		$14,648		$(5,706)	(39.0)%
Costs of services	3,761		6,279		(2,518)	(40.1)%
Gross margin	5,181	57.9%	8,369	57.1%	(3,188)	(38.1)%

General and administrative	1,866	20.9%	3,351	22.9%	(1,485)	(44.3)%
Depreciation, amortization and accretion	1,764	19.7%	2,494	17.0%	(730)	(29.3)%
Impairments	2,119	23.7%	6,645	45.4%	(4,526)	(68.1)%
Operating loss	$(568)	(6.4)%	$(4,121)	(28.1)%	$3,553	(86.2)%

Operating Data
Total barrels of salt water disposed	13,307		18,864		(5,557)	(29.5)%
Average revenue per barrel disposed (a)	$0.67		$0.78		$(0.10)	(13.5)%
Revenue variance due to barrels disposed					$(4,315)
Revenue variance due to revenue per barrel					$(1,391)

(a)    Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of salt water disposed.

Revenue.   The decrease of $5.7 million in revenues from 2015 to 2016 is primarily due to a 29.5% decrease in the volume of produced and flowback salt water disposed (accounting for $4.3 million of the decrease in revenues) and to a decrease in the average revenue per barrel disposed (accounting for $1.4 million of the decrease in revenues). The decrease in volumes was due primarily to reduced exploration and production activity in the areas where we operate, as a result of low commodity prices. The decrease in average revenue per barrel processed was due to pricing pressures resulting from competition, the fact that recovered oil volumes were lower as a percentage of water volumes processed, and to lower selling prices for crude oil we recovered. Oil revenue represented 6% of total revenue in 2016, compared to 8% in 2015.

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

General and administrative expense. General and administrative expenses decreased by $1.5 million from 2015 to 2016, due primarily to the fact that Holdings waived the omnibus fee in 2016 (the portion of the omnibus fee allocable to the Water Services segment was $1.2 million in 2015). In addition, royalty expenses were $0.2 million lower in 2016 than in 2015, as a result of lower revenues.

Depreciation, amortization and accretion.  Depreciation, amortization and accretion expenses decreased from 2015 to 2016 primarily due to the prior impairment of equipment at various salt water disposal facilities.  As equipment is impaired, there is less asset basis to depreciate.

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

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new businesses that may include pipeline inspection companies and salt water disposal facilities or expanding our existing assets and offerings in our current operations. In addition, the working capital needs of the Pipeline Inspection segment are substantial, driven by payroll and per diem expenses paid to our inspectors on a weekly basis. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial”, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by future borrowings and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At December 31, 2017, our sources of liquidity included:

●	$24.5 million in cash on the balance sheet at December 31, 2017 (inclusive of cash attributable to the noncontrolling interest owners);

●	borrowings under our Credit Agreement under which we had $63.1 million available for borrowings at December 31, 2017, that are limited by certain borrowing base limitations and financial covenant ratios as outlined in the Credit Agreement; and

●	issuance of equity and/or debt securities.

Refinancing

Our revolving credit facility matures in December 2018. In March 2018, we successfully negotiated commitments for a new three-year credit facility with our existing bank group. Also in March 2018, we received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity. These commitments are described in more detail under Outlook above.

Distribution

Effective with the February 2017 distribution, our Board made the decision to reduce our quarterly distribution by approximately 50% to $0.21 per unit. This action should provide a sound catalyst to reducing our currently elevated cost of capital by de-levering and improving increased distribution coverage to our unitholders. We are confident this action supports the long-term interests of our unitholders, employees, and other stakeholders.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the periods identified. The cash flows include activity of the Integrity Services segment since the acquisition of Brown on May 1, 2015, and therefore, may not be comparable from period to period.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Net cash provided by operating activities	$8,253	$24,819	$26,921
Net cash used in investing activities	(1,041)	(1,330)	(64,879)
Net cash provided by (used in) financing activities	(10,150)	(21,289)	42,501
Effect of exchange rates on cash	753	343	(1,150)
Net increase (decrease) in cash and cash equivalents	$(2,185)	$2,543	$3,393

Operating activities.  Net operating cash inflows for the year ended December 31, 2017 were $8.3 million, consisting of a net loss of $1.9 million plus non-cash expenses of $10.8 million and net decrease in working capital of $0.6 million. Non-cash expenses included depreciation, amortization and accretion and impairment expense, among others. Non-cash expenses also included $1.8 million of expenses attributable to the Partnership that were paid by Holdings and recorded as an equity contribution in the Partnership’s financial statements. The change in working capital included a net increase of $3.4 million in accounts receivable over the course of 2017, due to an increase in business activity toward the end of the year. Operating cash flows during 2017 benefitted from an increase of $4.4 million in accounts payable and accrued liabilities, due in part to increased business activity and due in part to the fact that we had not yet paid the $1.0 million fourth quarter omnibus fee to Holdings as of December 31, 2017. Net operating cash inflows for the year ended December 31, 2016 were $24.8 million, consisting of a net loss of $9.2 million plus non-cash expenses of $21.6 million and net changes in working capital of $12.4 million. Non-cash expenses included depreciation and impairment expense, among others. Non-cash expenses also included $3.8 million of expenses attributable to the Partnership that were paid by Holdings and recorded as an equity contribution in the Partnership’s financial statements. The net change in working capital included a net decrease of $9.9 million in accounts receivable over the course of 2016, due to a slowdown in business activity. Net operating cash for the year ended December 31, 2015 included $4.1 million of net income, $15.0 million of non-cash expenses, and $7.9 million of net changes in working capital.

Investing activities.  Cash used in investing activities consists primarily of acquisitions and capital expenditures. In 2015, we acquired the remaining 49.9% interest in TIR Entities for $52.6 million and we acquired a 51% interest in Brown for $10.4 million. Capital expenditures were $3.3 million, $1.4 million, and $1.9 million during the years ended December 31, 2017, 2016, and 2015, respectively. Capital expenditures during the year ended December 31, 2017 included $1.9 million for the construction of a gathering system to connect one of our salt water disposal facilities in North Dakota to a customer’s production fields. The first phase of this system, consisting of two pipelines, was completed in January 2018. The remaining capital expenditures consisted primarily of equipment purchases, much of which was in support of increasing revenues in TIR’s non-destructive examination business. Cash inflows from investing activities during the year ended December 31, 2017 included $2.3 million of proceeds on property damage insurance claims, which resulted from lightning strikes and resultant fires at two of our salt water disposal facilities.

Financing activities. Financing cash outflows for the year ended December 31, 2017 included $12.3 million of distributions to owners. Financing cash inflows for the year ended December 31, 2017 included $2.3 million of contributions from Holdings to support the Partnership. Financing cash outflows for the year ended December 31, 2016 included $19.7 million of distributions to owners and $4.0 million of repayments on the revolving credit facility. Financing cash inflows for the year ended December 31, 2016 included $2.5 million of contributions from Holdings to support the Partnership. Financing cash inflows during the year ended December 31, 2015 included net borrowings of $63.3 million on the revolving credit facility, in order to fund acquisitions. Financing cash outflows for the year ended December 31, 2015 included $20.8 million of distributions to owners.

Working Capital

Our working capital was $(82.4) million at December 31, 2017, compared to $54.3 million at December 31, 2016. As of December 31, 2017, all of the Partnership’s revolving credit facility ($136.3 million, net of unamortized debt issuance costs), which is due in December of 2018, was classified as current compared to the prior year where the balance of the revolving credit facility was classified as long-term. The Partnership has received commitments from its lenders to refinance $80.0 million of the facility as well as a commitment from an affiliate of Holdings to invest up to $50.0 million through a PIPE (see Refinancing). Excluding the current portion of long-term debt, our working capital would have been $53.9 million. Our Pipeline Inspection and Integrity Services segments have substantial working capital needs as they generally pay their inspectors and field personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed.  Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all.” As described below under “Refinancing”, we have received commitments from our existing lenders to refinance our revolving credit facility. Upon completion of this refinancing, the new credit facility will have less borrowing capacity than our existing credit facility, and we will need to fund our working capital needs primarily from operating cash flows.

Capital Requirements

Water Services has capital needs requiring investment for the maintenance of existing salt water disposal facilities and the acquisition or construction and development of new salt water disposal facilities. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing salt water disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish and replace tubing and packers on the salt water disposal well itself to maintain equipment reliability, integrity and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures for the years ended December 31, 2017 and 2016 were $0.5 million and $0.5 million, respectively.

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the construction or development of additional salt water disposal capacity or efficiencies, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures include interest payments (and related fees) on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of the date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed of. Expansion capital expenditures for the years ended December 31, 2017 and 2016 were $2.3 million and $0.8 million, respectively.

Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units, or debt offerings.

Our Credit Agreement

The Partnership is party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”) which provides up to $75.0 million in borrowing capacity to fund working capital needs and an acquisition revolving credit facility (“Acquisition Facility”) which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects if lenders agree to increase their commitments. In addition, the Credit Agreement contains an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitment. The Credit Agreement matures on December 24, 2018.

Outstanding borrowings at December 31, 2017 and 2016 under the Credit Agreement were as follows:

	December 31,
	2017	2016
	(in thousands)

Working capital facility	$48,000	$48,000
Acquisition facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	607	1,201
Long-term debt, including current portion	136,293	135,699
Current portion of long-term debt	136,293	—
Long-term debt	$—	$135,699

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”).  The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement.  Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 5.32% for the year ended December 31, 2017, 3.54% and 4.52% for the year ended December 31, 2016, and 2.68% and 4.17% for the year ended December 31, 2015.  Interest on Base Rate Borrowings is payable monthly.  Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly.  Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions.  Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0.  At December 31, 2017, our combined total adjusted leverage ratio was 3.7 to 1.0 and our interest coverage ratio was 3.1 to 1.0, pursuant to the Credit Agreement.  Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of December 31, 2017. Working capital borrowings, which are fully secured by the Partnership’s net working capital, are subject to a monthly borrowing base and are excluded from the Partnership’s debt compliance ratios.

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

Refinancing

Our current $200 million credit facility matures in December 2018 and had approximately $136.9 million outstanding at December 31, 2017.  In the fall of 2017, we began working with our agent on the terms of a new credit facility, anticipating that we would close the new facility prior to the end of 2017.   In December 2017, we learned that some of our lenders were not comfortable with the proposed terms and conditions and they requested the agent for various modifications to the proposed terms.  In February, we agreed upon a new revised term sheet and in March 2018, we successfully negotiated commitments for a new revolving credit facility with our existing bank group with a term that extends three years after closing, consistent with the strategy outlined in our Form 10-Q for the three months ended September 30, 2017.

To reduce leverage, we negotiated the sale of our Pecos, Texas salt water disposal facility and utilized the $4.0 million of proceeds to repay principal on our credit facility in January, 2018.  We were also successful in retaining a perpetual royalty on that facility.  We plan to use approximately $7.0 million of our cash on hand to repay an additional amount of principal at the time we close on the new credit facility, sometime in the second quarter, while maintaining sufficient liquidity to support our operations. The new credit facility will have a maximum capacity of $80.0 million, with a $20.0 million accordion feature (for a total of $100.0 million) with additional banks still evaluating the proposed facility. Under the new credit facility, we will be able to borrow up to 3.75 times our trailing twelve-month adjusted EBITDA (“TTM EBITDA”) (as adjusted EBITDA is defined in the credit agreement, which may differ from how adjusted EBITDA is defined elsewhere in this annual report) for senior debt.  Additionally, we may incur additional indebtedness other than the new credit facility, provided the pro forma senior secured leverage ratio may not exceed 3.25 times TTM EBITDA and the total leverage ratio may not exceed 4.75 times TTM EBITDA.   As part of the refinancing, Holdings agreed to waive the omnibus fee to support us in the event leverage exceeds 3.75 times trailing twelve-month adjusted EBITDA during the term of the facility. The new credit facility will have customary covenants, including but not limited to a maximum senior leverage ratio of 4.0 times adjusted EBITDA, or 3.25 times senior secured leverage if additional debt not to exceed 1.5 times is incurred, and a minimum interest coverage ratio of 3.0 times adjusted EBITDA. The new facility will no longer have a required borrowing base calculation and borrowings under the new agreement will bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum or (ii) a LIBOR rate plus a margin of 2.5% to 4.0% per annum.  The facility will also include a 50 basis point non-use fee consistent with the current facility, and no amortization will be required during the term which extends three years after closing.  We have received commitment letters from banks for the full amount of the facility, and these commitment letters will remain in effect through May 31, 2018.  We also have another bank considering joining the facility.  We believe this new facility will support our current business requirements until we find an attractive acquisition opportunity, at which time we will seek to expand the current revolving credit facility or refinance it to accommodate the transaction, which may include the support of Holdings or its afffiliates. We expect to borrow approximately $76.1 million on the new credit facility at closing, a reduction of approximately 44% from our debt outstanding at December 31, 2017.  Our net debt at closing will be approximately 48% lower and approximately 3.0 times TTM EBITDA.

To successfully obtain commitments to refinance our existing credit facility, our lenders required that we significantly de-leverage the Partnership, given general macro sentiment toward the industry.  To ensure the successful refinancing and prior to filing this report, we received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity (the "PIPE"). The conflicts committee of our board of directors and their legal and financial advisors negotiated the final terms of the PIPE to ensure fairness to the Partnership. We believe the terms of the PIPE obtained from the affiliate of Holdings are substantially more attractive than we could have obtained from third parties. The terms of the PIPE include standard and customary provisions frequently found in many recently-completed PIPE financings in our industry. The proposed PIPE does not include any warrants, which are frequently required by third-party institutional investors, thereby benefitting us. Key terms include a conversion premium on the PIPE that is 15% greater than our common unit trailing closing price at the time of issuance. The holder of the preferred units will be entitled to receive quarterly distributions that represent an annual return of 9.5% on the investment. The Partnership was able to negotiate very favorable terms affording flexibility on the amount paid in cash versus amounts paid-in-kind (“PIK”). We are only required to pay 2.5% in cash and will have the option to PIK the remaining 7.0% for a period of time. Additionally, the holder will not be able to convert until after the third anniversary. If certain conditions are met after the third anniversary of the closing date, we will have the option to cause the preferred units to convert to common units. We were not required to pay customary origination fees associated with this PIPE investment, saving us a substantial amount of cost. Finally, another important benefit we have negotiated is the ability to redeem the PIPE after the third anniversary of the closing date on favorable terms.

These cash payments (from cash on hand and from the sale of Pecos as outlined above), combined with the up to $50.0 million of proceeds from the issuance of the PIPE, should allow us to reduce our outstanding debt balance from approximately $136.9 million to approximately $76.1 million (or 44%). The significant decrease in leverage resulting from the refinancing should significantly reduce our interest expense and improve our distributable cash flow and our coverage ratio. In addition, our existing credit facility has significant unused capacity on which we have paid non-use fees. Such non-use fees will be lower under the new credit facility.

Before closing on the PIPE, we will also fully check the market to ensure that no better alternatives are available. To accomplish this, we have retained a financial advisor to determine if more favorable PIPE terms can be obtained from an independent third party and to explore strategic alternatives to determine if any more attractive opportunities  may exist for the Partnership.  The affiliate of Holdings providing the required PIPE commitment will not require any compensation if the Partnership is able to obtain better terms from an unaffiliated third party.

We plan to continue our focus on improving our operating results through a combination of 1) enhanced business development efforts in our Pipeline Inspection and Integrity Services segments with our continued focus on higher-margin services; 2) the rebuilding of our Orla, Texas facility that was struck by lightning in January 2017; 3) the rebuilding of our Grassy Butte, North Dakota facility that was struck by lightning in July 2017; and 4) continuing to expand our North Dakota business through the pursuit of new pipeline gathering opportunities, and to generally take advantage of the increased activity as a result of increased rig count, commodity prices, and renewed interest in the Williston Basin.

Holdings has been very supportive of the Partnership during the recent economic downturn and has provided sponsor support of $6.3 million during the year ended December 31, 2016 and $4.1 million during the year ended December 31, 2017 for no consideration. We believe that the owners of Holdings, who collectively own approximately 64.0% of our common units, remain fully aligned with our minority unitholders and have the financial wherewithal and the incentive to continue to support us to help us maintain compliance with the financial ratio covenants through the maturity date of the new credit agreement. This alignment of interest is further demonstrated by an affiliate of Holdings’ commitment to offer a below-market PIPE to benefit us and complete the refinancing of our credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

A summary of our contractual obligations and other commitments as of December 31, 2017 is shown in the table below.

		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(in thousands)

Long-term debt (current portion)	$136,900	$136,900	$—	$—	$—
Operating lease obligations	3,682	626	1,056	998	1,002

Total	$140,582	$137,526	$1,056	$998	$1,002

We can exit our headquarters office building which represents approximately $3.3 million of the operating lease obligations after 18 months (the original lease term is 84 months) with the payment of a penalty.

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of crude oil in Water Services.  Both our profitability and our cash flow are affected by volatility in the prices of crude oil.  Crude oil prices are impacted by changes in the supply and demand, as well as market uncertainty.  For a discussion of the volatility of crude oil prices, please read “Risk Factors.”  Adverse effects on our cash flow from reductions in crude oil prices could adversely affect our ability to make cash distributions to unitholders.  We do not hedge our exposure to crude oil prices.

Approximately 0.2% of our consolidated revenues in 2017 were derived from sales of commodities. A hypothetical change in commodity prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities of approximately $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our wastewater disposal and pipeline inspection and integrity services resulting in an increase or decrease of our revenues and gross margins.

Interest Rate Risk

We currently have exposure to changes in interest rates on our indebtedness associated with our Credit Agreement.  We may implement swap or cap structures to mitigate our exposure to interest rate risk; however, we do not currently have any swaps or cap structures in place.  Accordingly, as of December 31, 2017, our exposure consists of floating interest rate fluctuations on our outstanding indebtedness under our Credit Agreement of $136.9 million.  A hypothetical change in interest rates of 1.0% would result in an increase or decrease of our annual interest expense of approximately $1.4 million.

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

Counterparty and Customer Credit Risk

Our credit exposure generally relates to receivables for services provided. If any significant customer of ours should have credit or financial problems resulting in a delay or failure to repay the amounts they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, any downgrade of our customers’ receivables from investment grade (defined as BBB- or higher by S&P or Baa3 or higher by Moody’s) could reduce our borrowing capacity or potentially place the Partnership at risk of default on the working capital revolving credit facility of our Credit Agreement. The result of downgrades of our customers’ receivables could have a material adverse effect on our business, financial condition, results of operations, or cash flows. During 2017, approximately 81.4% of our revenues were earned from customers that were rated investment grade.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this Item 8:

Report of Independent Registered Public Accounting Firm

To the Limited Partners of Cypress Energy Partners, L.P.

and the Board of Directors of Cypress Energy Partners, GP, LLC,

General Partner of Cypress Energy Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cypress Energy Partners, L.P. (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), owners’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, and evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.

 Tulsa, Oklahoma

March 23, 2018

CYPRESS ENERGY PARTNERS, L.P.
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(in thousands, except unit data)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$24,508	$26,693
Trade accounts receivable, net	41,693	38,482
Prepaid expenses and other	2,294	1,042
Assets held for sale	2,172	—
Total current assets	70,667	66,217
Property and equipment:
Property and equipment, at cost	22,700	22,459
Less: Accumulated depreciation	9,312	7,840
Total property and equipment, net	13,388	14,619
Intangible assets, net	25,477	29,624
Goodwill	53,435	56,903
Other assets	236	149
Total assets	$163,203	$167,512

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$3,757	$1,690
Accounts payable - affiliates	3,173	1,638
Accrued payroll and other	9,109	7,585
Liabilities held for sale	97	—
Income taxes payable	646	1,011
Current portion of long-term debt (Note 6)	136,293	—
Total current liabilities	153,075	11,924
Long-term debt	—	135,699
Deferred tax liabilities	—	362
Asset retirement obligations	143	139
Total liabilities	153,218	148,124

Commitments and contingencies - Note 12

Owners’ equity:
Partners’ capital:
Common units (11,889,958 and 5,945,348 units outstanding at December 31, 2017 and 2016, respectively)	34,614	(7,722)
Subordinated units (5,913,000 units outstanding at December 31, 2016)	—	50,474
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,677)	(2,538)
Total partners’ capital	6,061	14,338
Noncontrolling interests	3,924	5,050
Total owners’ equity	9,985	19,388
Total liabilities and owners’ equity	$163,203	$167,512

 See accompanying notes.

 Consolidated Statements of Operations

 For the Years Ended December 31, 2017, 2016 and 2015

 (in thousands, except unit and per unit data)

	2017	2016	2015

Revenues	$286,342	$297,997	$371,191
Costs of services	252,739	262,517	326,261
Gross margin	33,603	35,480	44,930

Operating costs and expense:
General and administrative	21,055	21,853	23,795
Depreciation, amortization and accretion	4,443	4,861	5,427
Impairments	3,598	10,530	6,645
Gain on asset disposals, net	(570)	—	—
Operating income (loss)	5,077	(1,764)	9,063

Other income (expense):
Interest expense, net	(7,335)	(6,559)	(5,656)
Foreign currency gains	732	—	—
Other, net	199	356	1,136
Net income (loss) before income tax expense	(1,327)	(7,967)	4,543
Income tax expense	596	1,195	452
Net income (loss)	(1,923)	(9,162)	4,091

Net income (loss) attributable to noncontrolling interests	(1,110)	(4,499)	599
Net income (loss) attributable to partners / controlling interests	(813)	(4,663)	3,492

Net loss attributable to general partner	(4,050)	(6,298)	(648)
Net income attributable to limited partners	$3,237	$1,635	$4,140

Net income attributable to limited partners allocated to:
Common unitholders	$3,237	$819	$2,071
Subordinated unitholders	—	816	2,069
	$3,237	$1,635	$4,140

Net income per common limited partner unit:
Basic	$0.29	$0.14	$0.35
Diluted	$0.29	$0.13	$0.35

Net income per subordinated limited partner unit - basic and diluted	$—	$0.14	$0.35

Weighted average common units outstanding:
Basic	11,151,646	5,934,226	5,918,608
Diluted	11,253,069	6,090,103	5,918,608

Weighted average subordinated units outstanding - basic and diluted	729,000	5,913,000	5,913,000

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

 Consolidated Statements of Comprehensive Income (Loss)

 For the Years Ended December 31, 2017, 2016 and 2015

 (in thousands)

	2017	2016	2015

Net income (loss)	$(1,923)	$(9,162)	$4,091
Other comprehensive income (loss) - foreign currency translation	(139)	253	(1,742)

Comprehensive income (loss)	$(2,062)	$(8,909)	$2,349

Comprehensive income (loss) attributable to noncontrolling interests	(1,110)	(4,499)	142
Comprehensive income (loss) attributable to general partner	(4,050)	(6,298)	(648)

Comprehensive income (loss) attributable to limited partners	$3,098	$1,888	$2,855

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Consolidated Statement of Owners’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	General Partner	Common Units	Subordinated Units	Accumulated Other Comprehensive Loss	Non controlling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2014	$1,999	$6,285	$66,096	$(525)	$26,573	$100,428

Net income (loss)	(648)	2,071	2,069	—	599	4,091
Foreign currency translation adjustment	—	—	—	(1,285)	(457)	(1,742)
Acquisition of 49.9% interest in the TIR Entities	(27,729)	—	—	(981)	(23,878)	(52,588)
Acquisition of 51% interest in Brown Integrity, LLC	—	—	—	—	9,497	9,497
Acquisition of 49% interest in Cypress Energy Services, LLC (Note 11)	—	470	470	—	(940)	—
Contributions attributable to General Partner	648	—	—	—	—	648
Distributions to limited partners	—	(9,620)	(9,612)	—	—	(19,232)
Distributions to noncontrolling interests	(146)	—	—	—	(1,421)	(1,567)
Equity-based compensation	—	1,047	120	—	—	1,167

Owners’ equity at December 31, 2015	(25,876)	253	59,143	(2,791)	9,973	40,702

Net income (loss)	(6,298)	819	816	—	(4,499)	(9,162)
Foreign currency translation adjustment	—	—	—	253	—	253
Contributions attributable to General Partner	6,298	—	—	—	—	6,298
Distributions to limited partners	—	(9,646)	(9,612)	—	—	(19,258)
Distributions to noncontrolling interests	—	—	—	—	(424)	(424)
Equity-based compensation	—	959	127	—	—	1,086
Taxes paid related to net share settlement of equity-based compensation	—	(107)	—	—	—	(107)

Owners’ equity at December 31, 2016	(25,876)	(7,722)	50,474	(2,538)	5,050	19,388

Net income (loss)	(4,050)	3,237	—	—	(1,110)	(1,923)
Foreign currency translation adjustment	—	—	—	(139)	—	(139)
Contributions attributable to General Partner	4,050	—	—	—	—	4,050
Distributions to limited partners	—	(9,905)	(2,405)	—	—	(12,310)
Distributions to noncontrolling interests	—	—	—	—	(16)	(16)
Conversion of Subordinated Units to Common Units	—	48,111	(48,111)	—	—	—
Equity-based compensation	—	1,017	42	—	—	1,059
Taxes paid related to net share settlement of equity-based compensation	—	(124)	—	—	—	(124)

Owners’ equity at December 31, 2017	(25,876)	34,614	—	(2,677)	3,924	9,985

See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Consolidated Statements of Cash Flows

 For the Years Ended December 31, 2017, 2016 and 2015

 (in thousands)

	2017	2016	2015
Operating activities:
Net income (loss)	$(1,923)	$(9,162)	$4,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	5,544	5,788	6,004
Impairments	3,598	10,530	6,645
(Gain) loss on asset disposals, net	(570)	(19)	(1)
Interest expense from debt issuance cost amortization	594	570	547
Equity-based compensation expense	1,059	1,086	1,167
Equity in earnings of investee	(149)	(309)	(102)
Distributions from investee	75	200	100
Deferred tax benefit, net	(372)	(24)	(32)
Non-cash allocated expenses	1,750	3,798	648
Foreign currency gains	(732)	—	—
Changes in assets and liabilities:
Trade accounts receivable	(3,406)	9,871	9,039
Prepaid expenses and other	(1,321)	1,350	233
Accounts payable and accrued payroll and other	4,471	478	(1,222)
Income taxes payable	(365)	662	(196)
Net cash provided by operating activities	8,253	24,819	26,921

Investing activities:
Proceeds from fixed asset disposals, including insurance proceeds	2,304	46	2
Acquisition of 49.9% interest in the TIR Entities	—	—	(52,588)
Cash paid for acquisition of 51% interest in Brown Integrity, LLC, net of cash acquired	—	—	(10,436)
Purchases of property and equipment	(3,345)	(1,376)	(1,857)
Net cash used in investing activities	(1,041)	(1,330)	(64,879)

Financing activities:
Advances on long-term debt	—	—	68,800
Repayments of long-term debt	—	(4,000)	(5,500)
Taxes paid related to net share settlement of equity-based compensation	(124)	(107)	—
Contributions from general partner	2,300	2,500	—
Distributions to limited partners	(12,310)	(19,258)	(19,232)
Distributions to noncontrolling members	(16)	(424)	(1,567)
Net cash provided by (used in) financing activities	(10,150)	(21,289)	42,501

Effect of exchange rates on cash	753	343	(1,150)

Net increase (decrease) in cash and cash equivalents	(2,185)	2,543	3,393
Cash and cash equivalents, beginning of period	26,693	24,150	20,757
Cash and cash equivalents, end of period	$24,508	$26,693	$24,150

Non-cash items:
Accrued capital expenditures	$567	$—	$100

Supplemental cash flow disclosures:
Cash taxes paid	$1,350	$551	$579
Cash interest paid	6,842	5,859	5,167

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements

1.	Organization and Operations

Cypress Energy Partners, L.P. (“we”, “us”, “our”, or the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers and pipeline companies and to provide salt water disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies.  Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.”

Our business is organized into the Pipeline Inspection Services (“Pipeline Inspection”), Integrity Services, and Water and Environmental Services (“Water Services”) reportable segments. Pipeline Inspection provides pipeline inspection and other services to energy exploration and production (“E&P”), public utility companies (“PUCs”), and midstream companies and their vendors throughout the United States and Canada. The inspectors of Pipeline Inspection perform a variety of inspection services on midstream pipelines, gathering systems, and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.

Integrity Services provides independent hydrotesting integrity services to pipeline owners and pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines.

Water Services provides services to oil and natural gas producers and trucking companies through its ownership and operation of eight commercial salt water disposal facilities in the Bakken Shale region of the Williston Basin in North Dakota and one in the Permian Basin in Texas.  All of the facilities utilize specialized equipment and remote monitoring to minimize downtime and increase efficiency for peak utilization.  These facilities also contain oil skimming processes that remove oil from water delivered to the sites.  In addition to these salt water disposal facilities, we provide management and staffing services for a third-party salt water disposal facility pursuant to a management agreement (see Note 11).  We also own a 25% interest in this managed facility.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts and those of our controlled subsidiaries.  All intercompany transactions and account balances have been eliminated in consolidation. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting.

In May 2015, the Partnership acquired 51% of Brown Integrity, LLC (“Brown”) and Brown was included in our Consolidated Financial Statements subsequent to that date. Accordingly, Brown’s operations were only included in our Consolidated Statement of Operations for approximately 8 months in the year ended December 31, 2015.

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

Areas requiring the use of assumptions, judgments, and estimates include amounts of expected future cash flows used in determining possible impairments of long-lived assets, the determination of fair values of assets acquired and liabilities assumed in business combinations, useful lives of property, equipment and intangible assets, and the amount of future asset retirement obligations.  Certain estimates are inherently imprecise and may change as future information becomes available.  The use of alternative judgments and/or assumptions could result in different outcomes.

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

Contributions Attributable to General Partner

During the years ended December 31, 2017, 2016, and 2015, Holdings incurred overhead expenses on behalf of the Partnership totaling $1.8 million, $3.8 million, and $0.6 million, respectively. These costs represent administrative costs incurred by Holdings in excess of amounts charged to the Partnership under our omnibus agreement.  These expenses are reflected as general and administrative and as a component of the net loss attributable to the general partner in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 and as contributions attributable to General Partner in the Consolidated Statement of Owners’ Equity.

In addition to incurring the expenses described above, Holdings provided the Partnership with additional financial support by making cash contributions of $2.3 million and $2.5 million in 2017 and 2016, respectively, as a reimbursement for certain expenditures incurred by the Partnership. These payments are reflected as a contribution attributable to general partner in the Consolidated Statement of Owners’ Equity and as a component of the net loss attributable to the general partner in the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents

The Partnership considers all investments purchased with initial maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of investments in highly-liquid securities.  The carrying amounts of cash and cash equivalents reported in the balance sheet approximate fair value.

As of December 31, 2017, U.S. cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution.  Canadian cash balances are insured by the Canada Deposit Insurance Corporation (CDIC) up to $100,000 (Canadian Dollars) per financial institution.  Our cash is primarily held at two financial institutions, and therefore in excess of the FDIC or CDIC insurance limits.  We periodically assess the financial condition of the institutions where we deposit funds, and we believe our credit risk related to these funds was minimal at December 31, 2017.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Accounts Receivable, Allowance for Bad Debts and Concentration of Credit Risk

We operate in the United States and Canada and grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each customer’s creditworthiness. We determine accounts receivable allowances for bad debts based on our assessment of the creditworthiness of our customers.  Trade receivables are written off against the allowance when collection efforts have been exhausted and the receivable is deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. We do not typically charge interest on past due trade receivables nor do we require collateral on our trade receivables. We had an allowance for doubtful accounts of less than $0.1 million and $0.6 million at December 31, 2017 and 2016, respectively. We recorded bad debt expense of approximately $0.0 million in the years ended December 31, 2017 and 2016 and $0.1 million in the year ended December 31, 2015.  During the year ended December 31, 2017, we received $0.3 million on accounts receivable previously written off which we recorded as a reduction to general and administrative expense on our Consolidated Statement of Operations.

We had one and three customers that each represented more than 10% of total accounts receivable as of December 31, 2017 and 2016, respectively. If any of these customers were to default on their payment obligations, we may not be able to replace these customers in a timely fashion, on favorable terms, or at all.  In addition, any downgrade of our customers’ receivables from investment grade (defined as BBB- or higher by S&P or Baa3 or higher by Moody’s) could reduce our borrowing capacity or potentially place the Partnership at risk of default on the working capital revolving credit facility of our Credit Agreement. The result of downgrades of our customers’ receivables could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The majority of our revenues are generated in the United States. Total revenues generated in Canada were $23.4 million, $31.2 million, and $27.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Property and Equipment

Property and equipment consists of land, land and leasehold improvements, buildings, facilities, wells and related equipment, field equipment, computer and office equipment, and vehicles.  We record property and equipment at cost.  Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized.  Maintenance and repairs are expensed as incurred.  We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets.  Upon retirement, disposition, or impairment of an asset, we remove the cost and related accumulated depreciation from the balance sheet and report the resulting gain or loss, if any, in the Consolidated Statement of Operations.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Debt Issuance Costs

Debt issuance costs represent fees and expenses associated with securing the Partnership’s Credit Agreement (see Note 6).  Amortization of the capitalized debt issuance costs is recorded on a straight-line basis over the term of the Credit Agreement.

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

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada.  Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), a subsidiary of our Pipeline Inspection segment that performs pipeline inspection services for utility customers, and Brown Integrity - PUC, LLC, a 51% owned subsidiary, have elected to be taxed as corporations for U.S. federal income tax purposes, and therefore, these subsidiaries are subject to U. S. federal and state income taxes.  The amounts recognized as income tax expense, income taxes payable, and deferred tax liabilities in our Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states, most notably, franchise taxes assessed by the state of Texas.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% or more of our total gross income is classified as “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. Our income has met the statutory qualifying income requirement for each year since our IPO.

The Partnership evaluates uncertain tax positions for recognition and measurement in the Consolidated Financial Statements.  To recognize a tax position, the Partnership determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position.  A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the Consolidated Financial Statements.  The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Partnership had no uncertain tax positions that required recognition in the financial statements at December 31, 2017 or 2016.  Any interest or penalties would be recognized as a component of income tax expense.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Revenue Recognition

Revenues are recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenues related to pipeline inspection and integrity services are recognized when the services are performed. Water disposal revenues are recognized upon receipt of the wastewater at our disposal facilities. Revenues from sales of oil that is recovered in the process of treating wastewater are recognized when the oil is delivered to the customer.

Unit-Based Compensation

Our General Partner adopted a long-term incentive plan (“LTIP”) under which the Partnership grants equity-based compensation to employees and directors. The cost of such equity-based compensation is measured based on the grant-date fair value of those instruments. That cost is recognized on a straight-line basis over the requisite service period, as described in Note 10.

Net Income (Loss) Per Unit

We utilize the two-class method in calculating basic and diluted income (loss) per common and subordinated unit. Net income (loss) attributable to partners / controlling interests is allocated to the general partner and limited partners in accordance with their respective partnership ownership percentages, after giving effect to any specifically allocated items.

For the year ended December 31, 2017, there were 101,423 dilutive phantom restricted units. For the year ended December 31, 2016, there were 155,877 dilutive phantom restricted units. For the year ended December 31, 2015, there were no dilutive phantom restricted units.

Accrued Payroll and Other

Accrued payroll and other on our Consolidated Balance Sheets includes the following:

Accrued payroll and other	December 31, 2017	December 31, 2016
	(in thousands)
Accrued payroll	$6,893	$5,594
Customer deposits	1,510	1,361
Other	706	630
	$9,109	$7,585

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

Property, Plant, and Equipment

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate, in the judgment of management, that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses, and the outlook for national or regional market supply and demand for the services we provide. Assets are grouped for impairment purposes at each salt water disposal facility in the Water Services segment, as these asset groups represent the lowest level as which cash flows are separately identifiable.

Goodwill

At December 31, 2017 and 2016, the Partnership had $53.4 million and $56.9 million of goodwill, respectively. Goodwill is not amortized, but is subject to annual reviews on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. We have determined that our Pipeline Inspection, Integrity Services, and Water Services operating segments are the appropriate reporting units for testing goodwill impairment.

To perform a goodwill impairment assessment, we first evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If this assessment reveals that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, we then determine the estimated fair market value of the reporting unit. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not exceeding the carrying value of the reporting unit’s goodwill).

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Identifiable Intangible Assets

Our intangible assets consist primarily of customer relationships, trade names, and our database of inspectors. We recorded these intangible assets as part of our accounting for the acquisitions of businesses and we amortize these assets on a straight-line basis over their estimated useful lives, which typically range from 5 – 20 years (see Note 5).

We review our intangible assets for impairment whenever events or circumstances indicate that the asset group to which they relate may be impaired. To perform an impairment assessment, we first determine whether the cash flows expected to be generated from the asset group exceed the carrying value of the asset group. If such estimated cash flows do not exceed the carrying value of the asset group, we reduce the carrying value of the assets to their fair values and record a corresponding impairment loss.

Depending on future events, it is reasonably possible that we could incur impairment charges associated with our property and equipment, goodwill, or intangible assets.

Noncontrolling Interest

We own a 51% interest in Brown and a 49% interest in CF Inspection Management, LLC (“CF Inspection”). The accounts of these subsidiaries are included in our Consolidated Financial Statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interests in our Consolidated Statements of Operations, and the portion of the net assets of these entities that is attributable to outside owners is reported in noncontrolling interests in our Consolidated Balance Sheets. Prior to February 1, 2015 when the Partnership acquired the remaining 49.9% interest in the TIR Entities, the portion of the net income (loss) and net assets of the TIR entities attributable to outside owners were also included in net income (loss) attributable to noncontrolling interests and noncontrolling interests, respectively.

Business Combinations

The Partnership evaluates all potential acquisitions and changes in control to determine whether it has purchased or acquired control of a business. If the acquired or newly-controlled assets meet the definition of a business, the transaction is accounted for as a business combination; otherwise it is accounted for as an asset acquisition.

Gains on Asset Disposals

During 2017, lightning strikes and the resultant fires destroyed the surface equipment at two of our salt water disposal facilities. We carried property damage and cleanup insurance on both facilities, and the proceeds we received on these policies exceeded the net book value of the destroyed property and the cleanup costs we incurred. The $0.6 million reported in gain on assets disposals, net in our consolidated statement of operations for the year ended December 31, 2017 represents the excess of the insurance proceeds over the net book value of the assets destroyed and the cleanup costs we incurred.

Foreign Currency Translation

Our Consolidated Financial Statements are reported in U.S. dollars. We translate our Canadian-dollar-denominated assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate our Canadian-dollar-denominated revenues and expenses into U.S. dollars at the average exchange rate in effect during the period.

Our Consolidated Balance Sheet at December 31, 2017 includes $2.7 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within Partners’ capital, which would be reported in the Consolidated Statement of Operations as a reduction to net income.

Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Consolidated Balance Sheets. Beginning April 1, 2017, with the loss of our largest Canadian customer, we report currency translation adjustments on these intercompany payables and receivables within foreign currency gains in our Consolidated Statements of Operations. Prior to April 1, 2017, we reported currency translation adjustments on these intercompany payables and receivables within other comprehensive income (loss). We continue to report currency translations adjustments on other Canadian activity and balances.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements – Continued

New Accounting Standards

In 2017, the Partnership adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”):

The FASB issued Accounting Standards Update (“ASU”) 2016-09 – Compensation – Stock Compensation in March 2016. This ASU gives entities the option to account for forfeitures of share-based awards when the forfeitures occur (previously, entities were required to estimate future forfeitures and reduce their share-based compensation expense accordingly). We adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur. The adoption of this ASU had no significant effect on our Consolidated Financial Statements.

The FASB issued ASU 2017-04 – Intangibles – Goodwill and Other in January 2017. The objective of this guidance is to simplify how an entity is required to calculate the amounts of goodwill impairments. We adopted this new standard effective January 1, 2017 in order to simplify the measurement process for impairments of goodwill. Under the new standard, we perform a goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. If the carrying amount exceeds the reporting unit’s fair value, we record a goodwill impairment charge for the excess (not to exceed the carrying value of the reporting unit’s goodwill).

Other accounting guidance proposed by the FASB that may impact our Consolidated Financial Statements which we have not yet adopted include:

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently examining the guidance provided in the ASU and determining the impact this guidance will have on our Consolidated Financial Statements.

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. We will be required to adopt this standard in 2018 and to apply its provisions either retrospectively to each prior reporting period presented or prospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application (modified retrospective method). We are adopting ASU 2014-09 utilizing the modified retrospective transition approach, effective January 1, 2018 by recognizing the cumulative effect of initially applying ASU 2014-09 for periods prior to January 1, 2018 which we expect to have an immaterial impact on the opening balance of total owners’ equity in the Consolidated Balance Sheet.

We are in the final stages of evaluating the impact ASU 2014-09 will have on our financial statements. For each operating segment we have conducted a formal contract review process to evaluate the impact of ASU 2014-09. We have substantially completed our evaluation and have not identified any material change in how we recognize revenue. Financial systems and internal controls necessary for adoption were implemented effective January 1, 2018.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

3.	Property and Equipment

Property and equipment consist of the following, recorded at cost, as of December 31, 2017 and 2016:

		December 31,
Asset Category	Useful Lives (years)	2017	2016
		(in thousands)
Land		$1,218	$1,278
Land improvements	15	513	698
Buildings and leasehold improvements	30 - 39	1,179	1,242
Facilities, wells and equipment	5 - 15	15,399	17,563
Computer and office equipment	3 - 9	1,171	1,268
Vehicles and other	3 - 5	498	410
Construction-in-progress		2,722	—
		22,700	22,459
Less accumulated depreciation		(9,312)	(7,840)
Net property, plant and equipment		$13,388	$14,619

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $2.7 million, $2.9 million and $3.1 million for the Partnership for the years ended December 31, 2017, 2016 and 2015, respectively, of which $1.1 million, $0.9 million and $0.6 million was included as a component of costs of services for the years ended December 31, 2017, 2016 and 2015, respectively. As a result of our impairment analyses, we recorded impairments to certain property and equipment which resulted in decreases in accumulated depreciation of $0.3 million, $0.3 million $1.3 million in 2017, 2016 and 2015, respectively.

During 2017, 2016 and 2015, we recorded impairments of property and equipment at certain of our salt water disposal facilities. At each of these facilities, we had experienced revenue and volume decreases due to lower commodity pricing and increasing competition and had forecasted decreases in drilling activity over the remaining life of the underlying assets. Given these indicators of impairment, we compared our estimates of undiscounted future cash flows from the facilities to the carrying amounts of the long-lived assets of the facilities, and determined that the carrying values were no longer recoverable. We recognized impairments on the facilities totaling $0.7 million, $2.1 million and $6.6 million, included within Impairments on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectfully. At the time of the impairment for each of these facilities, we impaired the full carrying value of the property and equipment (although, for the facilities at which we own the land, we did not conclude that the land was fully impaired).  Fair value was determined using expected future cash flows, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. The cash flows are those expected to be generated by the market participants, discounted at our estimated cost of capital. Because of the uncertainties surrounding the salt water disposal facilities and the market conditions, including our ability to generate and maintain sufficient revenues to operate the facilities profitably, our estimate of expected future cash flows may change in the future resulting in the need to further adjust our determinations of fair value.

In January 2017, one of our facilities was struck by lightning. The downhole facilities were not damaged but the above ground facilities were totally destroyed and accordingly the net cost of all above ground facilities were written off. In July 2017, we experienced another lightning strike at our Grassy Butte salt water disposal facility that initiated a fire that effectively destroyed the surface storage equipment at the facility. It did not damage our pumps, electrical, housing, office, or downhole facilities. We had property damage insurance covering the surface facilities. The proceeds from these insurance policies in excess of the net property and equipment written off are included in Gain on asset disposals, net in our Consolidated Statements of Operations.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

4.	Goodwill

Goodwill represents the excess of cost over fair value of the assets and liabilities of businesses acquired. Changes in goodwill are as follows:

	PIS	IS	W&ES	Total
	(in thousands)
Balance - December 31, 2015	$40,206	$9,992	$15,075	$65,273
Impairments	—	(8,411)	—	(8,411)
Foreign currency translation	41	—	—	41
Balance - December 31, 2016	$40,247	$1,581	$15,075	$56,903
Impairments	—	(1,581)	—	(1,581)
Foreign currency translation	97	—	—	97
Reclassified to assets held for sale	—	—	(1,984)	(1,984)
Balance - December 31, 2017	$40,344	$—	$13,091	$53,435

Goodwill is not amortized, but is subject to annual reviews on November 1 (or other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. We have determined that the Pipeline Inspection, Integrity Services and Water Services operating segments are the appropriate reporting units for testing goodwill for impairment.

Integrity Services Segment

In the Integrity Services segment, we experienced declining revenues in 2016 due to the overall energy economy, including decreased new infrastructure construction, postponement of inspection and integrity activity by our E&P customers, and reduced revenues and margins on completed contracts due to increased competition, among other factors. Given these indicators of impairment, we performed an impairment assessment in the second quarter of 2016 of the $10.0 million of goodwill that was attributable to our Integrity Services segment. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure wherein a buyer would obtain a step-up in the tax basis of the net assets acquired. Significant assumptions used in valuing the reporting unit included revenue growth rates ranging from 2% to 5% annually and a discount rate of 17.5%. In our assessment, the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value. We then determined through our hypothetical acquisition analysis that the fair value of goodwill was impaired. As a result, we recorded an impairment loss of $8.4 million and reduced the carrying value of goodwill to $1.6 million in the second quarter of 2016. This impairment loss is included in Impairments on the Consolidated Statement of Operations for the year ended December 31, 2016.

In the first quarter of 2017, we recorded an impairment to the remaining $1.6 million carrying value of the goodwill of the Integrity Services segment. Revenues of this segment were lower than we had expected for the first quarter of 2017. In addition, for this segment, the level of bidding activity for work is typically high in March and April, once customers have finalized their budgets for the upcoming year. While we won bids on a number of projects and our backlog began to improve, the improvement in the backlog was slower than we had originally anticipated and we revised downward our expectations of the near-term operating results of the segment. We estimated the fair value of the Integrity Services segment utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates. Significant assumptions included a 2% annual growth rate of cash flows and a discount rate of 18%. We determined through this analysis that the fair value of goodwill of the Integrity Services segment was fully impaired. These calculations represent Level 3 non-recurring fair value measurements. This impairment loss is included in Impairments on the Consolidated Statement of Operations for the year ended December 31, 2017.

Water Services Segment

We completed our annual goodwill impairment assessment as of November 1, 2017, and concluded that the goodwill of the Water Services segment was not impaired. We performed a qualitative analysis that took into consideration recent favorable trends (including recent increases in crude oil prices and increased customer activity at certain of our facilities) and the fact that we sold one of our salt water disposal facilities in January 2018 at a price that exceeded its carrying value. Based on these qualitative considerations, we concluded that carrying value of the goodwill of the Water Services segment was not impaired. The use of different assumptions and estimates from the assumptions and estimates we used in our qualitative analyses could have resulted in the requirement to perform quantitative goodwill impairment analyses.

In January 2018, we sold our subsidiary that owns a salt water disposal facility in Pecos, TX to an unrelated party. The assets and liabilities of the Pecos, TX salt water disposal facility are presented as held for sale in the Water Services segment as of December 31, 2017. Included in the Assets held for sale on our Consolidated Balance Sheet is approximately $2.0 million which was previously included in Goodwill on our Consolidated Balance Sheet (see Note 15 Subsequent Events).

Pipeline Inspection Segment

For our Pipeline Inspection segment, we performed qualitative goodwill impairment analyses, and concluded that the fair value of the reporting unit was more likely than not greater than its carrying value. Our evaluations included various qualitative factors, including current and projected earnings, market capitalization, current customer relationships and projects, and the impact of crude oil prices on our earnings. The qualitative assessments on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from the assumptions and estimates we used in our qualitative analyses could have resulted in the requirement to perform quantitative goodwill impairment analyses.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

5.	Intangible Assets

Intangible assets consist of the following at December 31, 2017 and 2016:

		December 31,
Asset Category	Useful Lives (years)	2017	2016
		(in thousands)
Customer relationships	5 - 20	$22,853	$24,261
Contracts	3	241	241
Non-compete agreements	3	143	143
Trademarks and trade names	10	11,679	12,079
Inspector database	10	2,080	2,080
		36,996	38,804
Less accumulated amortization		(11,519)	(9,180)
Net intangibles		$25,477	$29,624

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $2.8 million, $2.9 million and $2.8 million respectively.

Future amortization expense of our intangible assets is estimated to be as follows:

Year ending December 31,	(in thousands)

2018	2,719
2019	2,697
2020	2,677
2021	2,668
2022	2,668
Thereafter	12,048
$25,477

In the first quarter of 2017, the largest customer of the Canadian subsidiary of our Pipeline Inspection segment completed a bid process and selected different service providers for its inspection projects. During the year ended December 31, 2017, pipeline inspection services to this customer accounted for approximately $18.8 million of revenue and $1.3 million of gross margin, which represented approximately 81% of the revenues and 86% of the gross margin of our Canadian operations (and approximately 7% of our consolidated revenues and 4% of our consolidated gross margin for the year ended December 31, 2017). In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million in the first quarter of 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names. Based on discounted cash flow calculations, which represent Level 3 non-recurring fair value adjustments, we concluded the fair value of the customer relationships and trade names of our Canadian business was zero, and therefore we impaired the full amounts. We continue to perform inspection and integrity work for customers in Canada.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

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

Outstanding borrowings at December 31, 2017 and 2016 under the Credit Agreement were as follows:

	December 31,
	2017	2016
	(in thousands)

Working capital facility	$48,000	$48,000
Acquisition facility	88,900	88,900
Total borrowings	136,900	136,900
Debt issuance costs	607	1,201
Long-term debt, including current portion	136,293	135,699
Current portion of long-term debt	136,293	—
Long-term debt	$—	$135,699

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 3.90% and 5.32% for the year ended December 31, 2017, 3.54% and 4.52% for the year ended December 31, 2016 and, 2.68% and 4.17% for the year ended December 31, 2015. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Weighted average interest rate for the Working Capital and Acquisition Facilities were 4.75% and 5.29%, respectively, for the year ended December 31, 2017. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At December 31, 2017, our combined total adjusted leverage ratio was 3.7 to 1.0 and our interest coverage ratio was 3.1 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of December 31, 2017. Working capital borrowings, which are fully secured by the Partnership’s net working capital, are subject to a monthly borrowing base and are excluded from the Partnership’s debt compliance ratios.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Refinancing

Our current $200 million credit facility matures in December 2018 and had approximately $136.9 million outstanding at December 31, 2017.  In the fall of 2017, we began working with our agent on the terms of a new credit facility.   In February, we agreed upon a new revised term sheet and in March 2018, we successfully negotiated commitments for a new revolving credit facility with our existing bank group with a term that extends three years after closing, consistent with the strategy outlined in our Form 10-Q for the three months ended September 30, 2017.

To reduce leverage, we negotiated the sale of our Pecos, Texas salt water disposal facility and utilized the $4.0 million of proceeds to repay principal on our credit facility in January, 2018.  We plan to use approximately $7.0 million of our cash on hand to repay an additional amount of principal at the time we close on the new credit facility, sometime in the second quarter. The new credit facility will have a maximum capacity of $80.0 million, with a $20.0 million accordion feature (for a total of $100.0 million). Under the new credit facility, we will be able to borrow up to 3.75 times our trailing twelve-month adjusted EBITDA (“TTM EBITDA”) (as adjusted EBITDA is defined in the credit agreement) at the time of closing for senior debt.  Additionally, we may incur additional indebtedness other than the new credit facility, provided the pro forma senior secured leverage ratio may not exceed 3.25 times TTM EBITDA and the total leverage ratio may not exceed 4.75 times TTM EBITDA.  As part of the refinancing, Holdings agreed to waive the omnibus fee to support us in the event leverage exceeds 3.75 times trailing twelve-month adjusted EBITDA during the term of the facility. The new credit facility will have customary covenants, including but not limited to a maximum senior leverage ratio of 4.0 times adjusted EBITDA, or 3.25 times senior secured leverage if additional debt not to exceed 1.5 times is incurred, and a minimum interest coverage ratio of 3.0 times adjusted EBITDA. The new facility will no longer have a required borrowing base calculation and borrowings under the new agreement will bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum or (ii) a LIBOR rate plus a margin of 2.5% to 4.0% per annum.  The facility will also include a 50 basis point non-use fee consistent with the current facility, and no amortization will be required during the term which extends three years after closing.  We have received commitment letters from banks for the full amount of the facility, and these commitment letters will remain in effect through May 31, 2018.  We expect to borrow approximately $76.1 million on the new credit facility at closing.

To successfully obtain commitments to refinance our existing credit facility, our lenders required that we materially de-leverage the Partnership.  To ensure the successful refinancing and prior to filing this report, we received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity (the "PIPE").  The conflicts committee of our board of directors and their advisors negotiated and approved the final terms of the PIPE.  The terms of the PIPE include standard and customary provisions for similar type arrangements and the proposed PIPE does not include any warrants, nor will it require payment of any origination fees.  The preferred equity will have a conversion premium that is 15% greater than our common unit trailing closing price at the time of issuance. The holder of the preferred units will be entitled to receive quarterly distributions that represent an annual return of 9.5% on the investment. Of this 9.5% annual return, we will be required to pay at least 2.5% in cash and will have the option to pay the remaining 7.0% in kind (in the form of issuing additional preferred units) for the first 12 quarters after closing. After the third anniversary of the closing date, the holder of the preferred units will have the option to convert the preferred units into common units on a one-for-one basis. If certain conditions are met after the third anniversary of the closing date, we will have the option to cause the preferred units to convert to common units. After the third anniversary of the closing date, we will also have the option to redeem the preferred units.

We expect the $50.0 million of proceeds from the PIPE and the use of $10.8 million of cash on hand to reduce the outstanding balance on the Credit Agreement from $136.9 million at December 31, 2017 to approximately $76.1 million upon closing of the new credit facility. We believe the new credit facility will support our current business requirements. We expect to be able to maintain compliance with the financial ratios and other covenants specified in the new credit facility.

Holdings has continued to support the Partnership during the oil and gas economic downturn and has provided sponsor support of $6.3 and $4.1 million during the year ended December 31, 2016 and 2017 respectively. The owners of Holdings, who collectively own approximately 64.0% of our common units, will waive the omnibus fee due from us, as required under the new credit facility in order to help us maintain compliance with the financial ratio covenants through the maturity date of the new credit agreement.

The balance outstanding on the Credit Agreement has been reported within Current portion of long-term debt on our Consolidated Balance Sheet at December 31, 2017, based on the fact that the Credit Agreement matures within one year of the balance sheet date.

7.	Income Taxes

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Significant components of income tax expense (benefit) are as follows for the years ended December 31:

	2017	2016	2015
		(in thousands)
Current tax expense (benefit)
U.S. federal	$356	$527	$(123)
State	531	690	501
Canadian	81	3	6
Total	968	1,220	384

Deferred tax expense (benefit)
U.S. federal	(7)	(27)	45
State	(2)	(8)	13
Canadian	(363)	10	10
Total	(372)	(25)	68

Total income tax expense	$596	$1,195	$452

The increase in total income tax expense from 2015 to 2016 is primarily attributable to improved operating results of Tulsa Inspection Resources – PUC, LLC, an entity that has elected to be taxable as a corporation for federal and state income tax purposes. Revenues and net taxable income of this entity have increased from the year ended December 31, 2015 to the year ended December 31, 2016. The decrease in total income tax expense from 2016 to 2017 is primarily attributable to deferred tax effects of intangible asset impairments from our Canadian subsidiary.

Noncurrent deferred tax liabilities of $0.4 million at December 31, 2016 are primarily attributable to the recorded unamortized portion of book intangible assets in our Canadian subsidiary. These intangible assets were impaired in 2017 with the resulting deferred tax benefit recorded in 2017.

The following table reconciles the differences between the U.S. federal statutory rate of 35% to the Partnership’s income tax expense on the Consolidated Statements of Operations for the years ended December 31:

	2017	2016	2015
		(in thousands)

Tax (benefit) computed at statutory rate	$(464)	$(2,788)	$1,590
(Income) loss not subject to federal tax	682	3,336	(1,790)
State income taxes, net of federal benefit	509	644	514
Other	(131)	3	138
	$596	$1,195	$452

Tax years that remain subject to examination by various taxing authorities for each of our consolidated entities include the years 2015 through 2017. It is the Partnership’s policy to recognize tax-related interest and penalties as a component of income tax expense in the year incurred. Tax-related interest and penalties were insignificant in the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017 or December 31, 2016, the Partnership had no significant unrecognized tax benefits. During the next twelve months, we do not expect that the ultimate resolution of any uncertain tax positions will result in a significant increase or decrease of an unrecognized tax benefit.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

8.	Owners’ Equity

Common Units and Subordinated Units

As of December 31, 2017, there are 11,889,958 common units outstanding. As of December 31, 2016 there were 5,945,348 common units and 5,913,000 subordinated units outstanding. On February 14, 2017, all subordinated units outstanding were converted to common units upon satisfaction of the requirements as outlined in our partnership agreement. Prior to the conversion of all subordinated common units to common units, items of income (loss) were allocated to common units and subordinated units equally. The common unitholders had the right to receive the minimum quarterly cash distributions of $0.3875 per common unit, plus any arrearages in the payment of the minimum quarterly distributions on the common units from prior quarters, before any distributions of available cash could be made on the subordinated units. For the years ended December 31, 2017, 2016, and 2015, there were no limitations or arrearages related to the quarterly distributions made by the Partnership.

Incentive Distribution Rights

Our General Partner owns a 0.0% non-economic general partnership interest in the Partnership, which does not entitle it to receive cash distributions. Affiliates of our General Partner hold incentive distribution rights (“IDRs”), which represent the right to receive an increasing percentage (15%, 25%, and 50%) of quarterly distributions of available cash from operating surplus after specified target distribution levels have been achieved. Affiliates of the General Partner would begin receiving incentive distribution payments when the quarterly cash distribution exceeds $0.445625 per unit. There were no incentive distribution payments in 2017, 2016, or 2015.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

9.	Major Customers

For the year ended December 31, 2017, 2016 and 2015, three customers individually exceeded 10% of our consolidated total revenues: Enterprise Product Partners, Pacific Gas and Electric Company and Plains All America Pipeline in 2017, Enbridge Energy Partners, Pacific Gas and Electric Company and Plains All America Pipeline in 2016 and Enbridge Energy Partners, Enterprise Products Partners and Plains All America Pipeline in 2015. No other customer accounted for more than 10% of our consolidated revenues during these years. Revenues from these customers resulted from activities conducted by our Pipeline Inspection segment. In no year did a single customer account for more than 15% of our consolidated revenue.

10.	Equity Compensation

Partnership Long-Term Incentive Plan (“LTIP”)

Effective at the closing of the IPO, our General Partner adopted an LTIP that authorized up to 1,182,600 units, representing 10% of the initial outstanding units. Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP. The fair value of each award is determined based on the quoted market value of the publicly-traded common units at the grant date, adjusted for a discount to reflect the fact that distributions are not paid on the Units during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period of the grant. For the years ended December 31, 2017, 2016, and 2015, compensation expense of $1.1 million, $1.1 million and $1.2 million, respectively was recorded under the LTIP (including expense associated with the Profit Interest Units described below).

The following table sets forth the grants and forfeitures of Units under the LTIP for the years ended December 31, 2017, 2016, and 2015:

	Number	Weighted Average
	of Unvested	Grant Date Fair
	Units	Value / Unit

Units at December 31, 2014	158,353	$18.11

Units granted	230,310	$12.08
Units vested	(7,467)	$19.72
Units forfeited	(19,498)	$16.92
Units at December 31, 2015	361,698	$14.30

Units granted	346,999	$6.32
Units vested	(36,505)	$16.17
Units forfeited	(98,290)	$11.38
Units at December 31, 2016	573,902	$9.86

Units granted	257,419	$7.02
Units vested	(44,408)	$16.56
Units forfeited	(122,404)	$9.25
Units at December 31, 2017	664,509	$8.42

The majority of the common unit awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. Two grants, totaling 77,495 units, vest three years from the grant dates, contingent upon the recipient meeting certain performance targets. Total unearned compensation associated with the LTIP at December 31, 2017 and 2016 was $3.2 million and $3.8 million, respectively, with an average remaining life of 2.1 years and 2.4 years, respectively.

In addition to the awards shown in the table above, at the time of our Initial Public Offering, certain profits interest units (“Profit Interest Units”) previously issued were converted into 44,451 units of the Partnership outside of the LTIP. Vesting for the Profit Interest Units is retroactive to the initial grant date. Compensation expense associated with the Profit Interest Units was $0.1 million for each of the three years ended December 31, 2017, 2016 and 2015. The unearned compensation related to the Profit Interest Units at December 31, 2017 was less than $0.1 million with an average remaining life of 0.8 years.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

11.	Related-Party Transactions

Omnibus Agreement

Effective as of the closing of the IPO, we entered into an omnibus agreement with Holdings and other related parties. The omnibus agreement, as amended in February 2015, governs the following matters, among other things:

●	our payment of an annual administrative fee in the amount of $4.0 million ($1.0 million per quarter) to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the first two quarters of 2017, Holdings provided sponsor support to the Partnership by waiving the quarterly payment ($2.0 million total) of the quarterly administrative fee. For the year ended December 31, 2016, Holdings provided sponsor support to the Partnership by waiving the annual administrative fee for the entire year ($4.0 million total);

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing salt water disposal and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities (including income tax liabilities), including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors. As part of our Refinancing (see Note 6 Credit Agreement) Holdings agreed to waive the omnibus fee to support us in the event leverage exceeds 3.75 times our trailing twelve-month Adjusted EBITDA during the term of the facility.

The amounts charged by Holdings under the omnibus agreement for the years ended December 31, 2017 and 2015 were $2.0 million and $4.0 million, respectively, and are reflected in General and administrative in the Consolidated Statements of Operations.

To the extent that Holdings incurs expenses on behalf of the Partnership in excess of administrative expense amounts paid under the omnibus agreement (including executive management services, payroll services, general and administrative costs incurred as a result of being a publicly traded partnership, and other allocated costs), the excess is allocated to the Partnership as non-cash allocated costs. The non-cash allocated amounts are reflected as General and administrative expenses in the Consolidated Statement of Operations and as a Contribution attributable to general partner in the Consolidated Statement of Owners’ Equity. These costs are included as a component of Net loss attributable to general partner in the Consolidated Statements of Operations. Non-cash allocated costs reflected in the Partnership’s financial statements were $1.8 million, $3.8 million and $0.6 million, respectively, for the years ended December 31, 2017, 2016 and 2015. The allocation methods utilized in determining the non-cash allocated costs are primarily based on direct expenses incurred and allocation of salaries based on percent of time incurred, and represent a reasonable allocation of costs incurred by Holdings on behalf of the Partnership.

In addition to funding certain general and administrative expenses on our behalf, Holdings provided the Partnership with additional financial support by contributing a total of $2.3 million and $2.5 million for the year ended December 31, 2017 and 2016, respectively, in cash, as a reimbursement of certain expenditures incurred by the Partnership. These payments are reflected as a Contribution attributable to general partner in the Consolidated Statement of Owners’ Equity and as a component of the Net loss attributable to the general partner in the Consolidated Statement of Operations.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Other Related Party Transactions

A former board member had ownership interests in entities with which the Partnership transacted business including:

●	Creek Energy Services, LLC (“Creek,” – formerly Rud Transportation, LLC) – Total revenue recognized by the Partnership from Creek while it was considered a related party was $1.1 million in the year ended December 31, 2015.

●	SBG Pipeline SW 3903, LLC (“3903”) – Total revenue recognized by the Partnership from 3903 while it was considered a related party was $0.6 million for the year ended December 31, 2015, prior to the sale of the ownership interest to an unrelated third party effective June 30, 2015.

●	Effective June 1, 2015, an affiliate of SBG Energy assigned and transferred its 49% membership interest in Cypress Energy Services, LLC (“CES LLC”) to the Partnership for one dollar (the “CES Transaction”). As a result, the Partnership, as of that date, owns 100% of CES LLC. Because we already controlled and consolidated CES LLC in our Consolidated Financial Statements, the previously recorded noncontrolling interest in CES LLC has been reflected in the Consolidated Statement of Owners’ Equity as an increase in equity of $0.9 million for our common and subordinated unitholders.

●	The CES Transaction was completed in conjunction with another transaction with SBG Energy effective July 1, 2015. On that date, the Partnership waived its rights to purchase and its rights of first refusal related to certain salt water disposal assets pursuant to a previous option agreement with SBG Energy in exchange for $1.0 million. The $1.0 million payment has been reflected in Other, net on the Consolidated Statements of Operations for the year ended December 31, 2015.

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”). Management fee revenue earned from Arnegard is included in revenues on the Consolidated Statements of Operations and totaled $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accounts receivable from Arnegard totaled $0.1 million at both December 31, 2017 and 2016, and is included in trade accounts receivable, net on the Consolidated Balance Sheets.

We also have entered into a joint venture with CF Inspection, a nationally-qualified minority-owned inspection firm affiliated with one of Holdings’ owners. CF Inspection serves energy companies that require a minority-owned vendor. We own 49% of CF Inspection and Cynthia A. Field, the daughter of Charles C. Stephenson, Jr., owns the remaining 51% of CF Inspection. In 2017, CF Inspection represented approximately 3.5% of our consolidated revenue.

The Partnership outsources staffing and payroll services to an affiliated entity, Cypress Energy Management – Brown, LLC (“CEM-Brown”). CEM-Brown was owned 49% by SBG Energy. Effective June 1, 2015, Holdings acquired the 49% ownership interest of CEM-Brown and now owns 100% of CEM-Brown. Total employee related costs paid to CEM-Brown prior to the acquisition of the 49% ownership interest on June 1, 2015 were $1.2 million for the year ended December 31, 2015.

We have also received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity. The preferred equity will have a conversion premium that is 15% greater than our common unit trailing closing price at the time of issuance. The holder of the preferred units will be entitled to receive quarterly distributions that represent an annual return of 9.5% on the investment. Of this 9.5% annual return, we will be required to pay at least 2.5% in cash and will have the option to pay the remaining 7.0% in kind (in the form of issuing additional preferred units) for the first 12 quarters after closing. After the third anniversary of the closing date, the holder of the preferred units will have the option to convert the preferred units into common units on a one-for-one basis. If certain conditions are met after the third anniversary of the closing date, we will have the option to cause the preferred units to convert to common units. After the third anniversary of the closing date, we will also have the option to redeem the preferred units for cash at a price equal to 105% of the amount invested.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

12.	Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations which are secured with short-term security deposits totaling $0.5 million at December 31, 2017 and 2016. These amounts are included in prepaid expenses and other on the Consolidated Balance Sheets.

Employment Contract Commitments

The Partnership has employment agreements with certain executives. The executive employment agreements are effective for a term of three-to-five years from the commencement date, after which time they will continue on an “at-will” basis. These agreements provide for minimum annual compensation, adjusted for annual increases as authorized by the Board of Directors. Certain agreements provide for severance payments in the event of specified termination of employment. At December 31, 2017 and 2016, the aggregate commitment for future compensation and severance was approximately $0.7 million and $1.0 million, respectively.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing.  As of December 31, 2017 and 2016, there have been no reserves established for compliance audit contingencies.

Legal Proceeding

On October 5, 2017, a former inspector for CEM TIR filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff subsequently withdrew his action and filed a similar action in Oklahoma State Court, District of Tulsa County. The plaintiff alleges he was a non-exempt employee of TIR and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. No estimate of potential loss can be determined at this time and TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims.  On March 16, 2018, the parties filed a joint stipulation of dismissal without prejudice in regards to TIR LLC and Cypress Energy Partners - Texas, LLC, as neither of those parties were employers of the plaintiff or the putative class members during the time period that is the subject of the lawsuit.  Upon such dismissal, no subsidiaries of the Partnership will be parties to the lawsuit.

Internal Revenue Service Audit

In January 2016, we received notice from the Internal Revenue Service that conveyed its intent to audit the consolidated income tax return of one of our predecessor entities for the 2012 tax year. This audit concluded during the third quarter of 2017 with no material effect on the Partnership or its subsidiaries.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

Leases

In August of 2017 we entered into a new office lease for our corporate offices, which commenced in December of 2017. The lease is for 84 months and has two renewal options of 60 months each. We also maintain leased office space in Texas and California which will expire at the end of June 2018. We have entered into land lease agreements on four of our salt water disposal facilities. The leases generally provide for initial terms of 15 – 20 years with renewal options.

Lease expense under these operating leases was $0.8 million, $1.0 million $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Minimum annual lease commitments under the current office lease and other operating leases at December 31, 2017 follows:

Year ending December 31,	(in thousands)

2018	$626
2019	535
2020	521
2021	499
2022	499
Thereafter	1,002
3,682

We can exit our headquarters office building which represents approximately $3.3 million of the minimum lease commitments after 18 months (the original lease term is 84 months) with the payment of a penalty.

13.	Segment Disclosures

The Partnership’s operations consist of three reportable segments: (i) Pipeline Inspection Services (“Pipeline Inspection”), (ii) Integrity Services and (iii) Water and Environmental Services (“Water Services”).

Pipeline Inspection – This segment represents our pipeline inspection services operations. This segment provides independent inspection and integrity services to various energy, public utility and pipeline companies. The inspectors in this segment perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection and maintenance and repair projects. Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the project.

Integrity Services – This segment includes the acquired operations of Brown. This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, as well as pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope and duration of the project.

Water Services – This segment includes the operations of ten salt water disposal facilities, fees related to the management of a third party salt water disposal facility, as well as an equity ownership in one managed facility. We aggregate these operating entities for reporting purposes as they have similar long-term economic characteristics and have centralized management and processing. Segment results are driven primarily by the volumes of produced water and flowback water we inject into our salt water disposal facilities and the fees we charge for our services. These fees are charged on a per barrel basis and vary based on the quantity and type of salt water disposed, competitive dynamics and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

Other – These amounts represent corporate and overhead items not specifically allocable to the other reportable segments.

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements - Continued

The following table outlines segment operating income and a reconciliation of total segment operating income to net income before income tax expense.

	PIS	IS	W&ES	Other		Total
	(in thousands)

Twelve months ended December 31, 2017

Revenue	$268,635	$9,268	$8,439	$—		$286,342
Costs of services	241,889	7,347	3,503	—		252,739
Gross margin	26,746	1,921	4,936	—		33,603
General and administrative	13,980	1,981	2,451	2,643	(a)	21,055
Depreciation, amortization and accretion	2,331	626	1,486	—		4,443
Impairments	1,329	1,581	688	—		3,598
(Gain) loss on asset disposals, net	18	—	(588)	—		(570)
Operating income (loss)	$9,088	$(2,267)	$899	$(2,643)		5,077
Interest expense, net						(7,335)
Foreign currency gains						732
Other, net						199
Net loss before income tax expense						$(1,327)

(a)	Amount includes $1.8 million of allocated general and administrative expenses incurred by Holdings but not charged to us (for two of the quarters during 2017, Holdings waived the administrative fee specified in the omnibus agreement)

Twelve months ended December 31, 2016

Revenue	$275,171	$13,884	$8,942	$—		$297,997
Costs of services	247,214	11,542	3,761	—		262,517
Gross margin	27,957	2,342	5,181	—		35,480
General and administrative	12,521	2,829	1,866	4,637	(b)	21,853
Depreciation, amortization and accretion	2,439	658	1,764	—		4,861
Impairments	—	8,411	2,119	—		10,530
Operating income (loss)	$12,997	$(9,556)	$(568)	$(4,637)		(1,764)
Interest expense, net						(6,559)
Other, net						356
Net loss before income tax expense						$(7,967)

(b)	Amount includes $3.8 million of allocated general and administrative expenses incurred by Holdings but not charged to us (for all four of the quarters during 2017, Holdings waived the administrative fee specified in the omnibus agreement).

Twelve months ended December 31, 2015

Revenue	$341,929	$14,614	$14,648	$—		$371,191
Costs of services	309,584	10,398	6,279	—		326,261
Gross margin	32,345	4,216	8,369	—		44,930
General and administrative	16,672	2,490	3,351	1,282	(c)	23,795
Depreciation, amortization and accretion	2,512	421	2,494	—		5,427
Impairments	—	—	6,645	—		6,645
Operating income (loss)	$13,161	$1,305	$(4,121)	$(1,282)		9,063
Interest expense, net						(5,656)
Gain on waiver of right of purchase and other, net						1,136
Net income before income tax expense						$4,543

(c)	Amount includes $0.6 million of allocated general and administrative expenses incurred by Holding that were in excess of the administrative fee specified in the omnibus agreement.

Total Assets

December 31, 2017	$124,669	$10,481	$41,693	$(13,640)	$163,203

December 31, 2016	$124,840	$12,079	$38,141	$(7,548)	$167,512

CYPRESS ENERGY PARTNERS, L.P.

Notes to Consolidated Financial Statements – Continued

14.	Distributions

The following table summarizes the cash distributions that we declared and paid since our initial public offering:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

May 15, 2014 (b)	$0.301389	$3,565	$2,264
August 14, 2014	0.396844	4,693	2,980
November 14, 2014	0.406413	4,806	3,052
Total 2014 Distributions	1.104646	13,064	8,296

February 14, 2015	0.406413	4,806	3,052
May 14, 2015	0.406413	4,808	3,053
August 14, 2015	0.406413	4,809	3,087
November 13, 2015	0.406413	4,809	3,092
Total 2015 Distributions	1.625652	19,232	12,284

February 12, 2016	0.406413	4,810	3,107
May 13, 2016	0.406413	4,812	3,099
August 12, 2016	0.406413	4,817	3,103
November 14, 2016	0.406413	4,819	3,105
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 13, 2017	0.210000	2,495	1,606
August 12, 2017	0.210000	2,495	1,607
November 14, 2017	0.210000	2,497	1,608
Total 2017 Distributions	1.036413	12,310	7,928

February 14, 2018 (c)	0.210000	2,498	1,599

Total Distributions (through February 14, 2018 since IPO)	$5.602363	$66,362	$42,521

(a)	Approximately 64.0% of the Partnership’s outstanding units at December 31, 2017 were held by affiliates.
(b)	Distribution was pro-rated from the date of our IPO through March 31, 2014.
(c)	Fourth quarter 2017 distribution was declared and paid in the first quarter of 2018.

15.	Subsequent Events

In January 2018, we sold our subsidiary that owns a salt water disposal facility in Pecos, TX to an unrelated party. We received $4.0 million of cash proceeds and a royalty interest in the future revenues of the facility (although the amount of the cash proceeds is subject to adjustment upon final calculation of certain working capital amounts). Upon completion of the sale, we repaid $4.0 million of outstanding borrowings under our Credit Agreement.

The assets and liabilities of the Pecos, Texas salt water disposal facility are presented as held for sale in the December 31, 2017 Consolidated Balance Sheet. Included in the Assets held for sale is $2.0 million of allocated goodwill, which we calculated based on the estimated fair value of the Pecos facility relative to the estimated fair value of the Water Services segment as a whole. The following table summarizes the components of assets and liabilities held for sale at December 31, 2017:

(in thousands)
Assets:
Current assets	$84
Property and equipment – net	104
Goodwill	1,984
$2,172
Liabilities:
Accounts payable and accrued liabilities	$79
Asset retirement obligations	18
$97

The Pecos facility generated revenues of $1.0 million and $0.6 million during the years ended December 31, 2017 and 2016, respectively. The Pecos facility generated operating income of approximately $0.5 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively.

16.	Condensed Consolidating Financial Information

The Partnership may issue debt securities that would be fully and unconditionally guaranteed by certain guarantor subsidiaries. These debt securities would be jointly and severally guaranteed by the guarantor subsidiaries.The following financial information reflects consolidating financial information of the Partnership and its wholly owned guarantor subsidiaries and non-guarantor subsidiaries for the periods indicated. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of financial position, results of operations or cash flows had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities. The Partnership has not presented separate financial and narrative information for each of the guarantor subsidiaries or non-guarantor subsidiaries because it believes such financial and narrative information would not provide any additional relative information that would be material in evaluating the sufficiency of the guarantor subsidiaries and non-guarantor subsidiaries.  There are no restrictions on the Partnership’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.

Consolidating Balance Sheet
As of December 31, 2017

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$224	$14,920	$9,364	$—	$24,508
Trade accounts receivable, net	—	38,077	4,259	(643)	41,693
Accounts receivable - affiliates	—	19,249	—	(19,249)	—
Prepaid expenses and other	657	1,602	35	—	2,294
Assets held for sale	—	2,172	—	—	2,172
Total current assets	881	76,020	13,658	(19,892)	70,667
Property and equipment:
Property and equipment, at cost	—	19,673	3,027	—	22,700
Less: Accumulated depreciation	—	7,729	1,583	—	9,312
Total property and equipment, net	—	11,944	1,444	—	13,388
Intangible assets, net	—	21,614	3,863	—	25,477
Goodwill	—	51,930	1,505	—	53,435
Investment in subsidiaries	28,280	(3,155)	—	(25,125)	—
Notes receivable - affiliates	—	13,821	—	(13,821)	—
Other assets	—	209	27	—	236
Total assets	$29,161	$172,383	$20,497	$(58,838)	$163,203

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,401	$1,069	$(713)	$3,757
Accounts payable - affiliates	15,824	—	6,598	(19,249)	3,173
Accrued payroll and other	1	8,761	277	70	9,109
Liabilities held for sale	—	97	—	—	97
Income taxes payable	—	591	55	—	646
Current portion of long-term debt	(607)	131,400	5,500	—	136,293
Total current liabilities	15,218	144,250	13,499	(19,892)	153,075
Notes payable - affiliates	—	—	13,821	(13,821)	—
Asset retirement obligations	—	143	—	—	143
Total liabilities	15,218	144,393	27,320	(33,713)	153,218

Owners’ equity:
Total partners’ capital	10,019	24,066	(6,823)	(21,201)	6,061
Noncontrolling interests	3,924	3,924	—	(3,924)	3,924
Total owners’ equity	13,943	27,990	(6,823)	(25,125)	9,985
Total liabilities and owners’ equity	$29,161	$172,383	$20,497	$(58,838)	$163,203

Consolidating Balance Sheet
As of December 31, 2016
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$695	$20,251	$5,747	$—	$26,693
Trade accounts receivable, net	—	33,046	6,125	(689)	38,482
Accounts receivable - affiliates	—	12,622	—	(12,622)	—
Prepaid expenses and other	—	996	46	—	1,042
Total current assets	695	66,915	11,918	(13,311)	66,217
Property and equipment:
Property and equipment, at cost	—	19,366	3,093	—	22,459
Less: Accumulated depreciation	—	6,798	1,042	—	7,840
Total property and equipment, net	—	12,568	2,051	—	14,619
Intangible assets, net	—	23,875	5,749	—	29,624
Goodwill	—	53,914	2,989	—	56,903
Investment in subsidiaries	29,454	(417)	—	(29,037)	—
Notes receivable - affiliates	—	13,662	—	(13,662)	—
Other assets	—	139	10	—	149
Total assets	$30,149	$170,656	$22,717	$(56,010)	$167,512

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,653	$712	$(675)	$1,690
Accounts payable - affiliates	8,860	—	5,400	(12,622)	1,638
Accrued payroll and other	15	7,082	503	(15)	7,585
Income taxes payable	—	967	44	—	1,011
Total current liabilities	8,875	9,702	6,659	(13,312)	11,924
Long-term debt	(1,201)	131,400	5,500	—	135,699
Notes payable - affiliates	—	—	13,662	(13,662)	—
Deferred tax liabilities	—	8	354	—	362
Asset retirement obligations	—	139	—	—	139
Total liabilities	7,674	141,249	26,175	(26,974)	148,124

Commitments and contingencies - Note 13

Owners’ equity:
Total partners’ capital	17,425	24,357	(3,458)	(23,986)	14,338
Noncontrolling interests	5,050	5,050	—	(5,050)	5,050
Total owners’ equity	22,475	29,407	(3,458)	(29,036)	19,388
Total liabilities and owners’ equity	$30,149	$170,656	$22,717	$(56,010)	$167,512

Consolidating Statement of Operations
For the Year Ended December 31, 2017

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$253,696	$42,607	$(9,961)	$286,342
Costs of services	—	223,555	39,145	(9,961)	252,739
Gross margin	—	30,141	3,462	—	33,603

Operating costs and expense:
General and administrative	2,643	15,473	2,939	—	21,055
Depreciation, amortization and accretion	—	3,798	645	—	4,443
Impairments	—	688	2,910	—	3,598
Gain on asset disposals, net	—	(577)	7	—	(570)
Operating (loss)	(2,643)	10,759	(3,039)	—	5,077

Other income (expense):
Equity earnings (loss) in subsidiaries	3,020	(2,776)	—	(244)	—
Interest expense, net	(913)	(5,579)	(843)	—	(7,335)
Foreign currency gains	—	187	545	—	732
Other, net	—	165	34	—	199
Net income (loss) before income tax expense	(536)	2,756	(3,303)	(244)	(1,327)
Income tax expense (benefit)	—	846	(250)	—	596
Net income (loss)	(536)	1,910	(3,053)	(244)	(1,923)

Net (loss) attributable to noncontrolling interests	—	(1,110)	—	—	(1,110)
Net income (loss) attributable to controlling interests	(536)	3,020	(3,053)	(244)	(813)

Net (loss) attributable to general partner	(4,050)	—	—	—	(4,050)
Net income (loss) attributable to limited partners	$3,514	$3,020	$(3,053)	$(244)	$3,237

Consolidating Statement of Operations
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$252,955	$58,694	$(13,652)	$297,997
Costs of services	—	222,067	54,102	(13,652)	262,517
Gross margin	—	30,888	4,592	—	35,480

Operating costs and expense:
General and administrative	4,637	12,625	4,591	—	21,853
Depreciation, amortization and accretion	—	4,091	770	—	4,861
Impairments	—	2,119	8,411	—	10,530
Operating (loss)	(4,637)	12,053	(9,180)	—	(1,764)

Other income (expense):
Equity earnings (loss) in subsidiaries	862	(10,020)	—	9,158	—
Interest expense, net	(889)	(4,854)	(816)	—	(6,559)
Other, net	—	334	22	—	356
Net income (loss) before income tax expense	(4,664)	(2,487)	(9,974)	9,158	(7,967)
Income tax expense	—	1,150	45	—	1,195
Net income (loss)	(4,664)	(3,637)	(10,019)	9,158	(9,162)

Net (loss) attributable to noncontrolling interests	—	(4,499)	—	—	(4,499)
Net income (loss) attributable to partners / controlling interests	(4,664)	862	(10,019)	9,158	(4,663)

Net (loss) attributable to general partner	(6,298)	—	—	—	(6,298)
Net income (loss) attributable to limited partners	$1,634	$862	$(10,019)	$9,158	$1,635

Consolidating Statement of Operations
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$329,086	$54,708	$(12,603)	$371,191
Costs of services	—	290,524	48,340	(12,603)	326,261
Gross margin	—	38,562	6,368	—	44,930

Operating costs and expense:
General and administrative	1,282	18,180	4,333	—	23,795
Depreciation, amortization and accretion	—	4,832	595	—	5,427
Impairments	—	6,645	—	—	6,645
Operating income (loss)	(1,282)	8,905	1,440	—	9,063

Other income (expense):
Equity earnings in subsidiaries	6,115	1,010	—	(7,125)	—
Interest expense, net	(902)	(4,115)	(639)	—	(5,656)
Other, net	—	1,116	20	—	1,136
Net income (loss) before income tax expense	3,931	6,916	821	(7,125)	4,543
Income tax expense	—	372	80	—	452
Net income (loss)	3,931	6,544	741	(7,125)	4,091

Net income (loss) attributable to noncontrolling interests	143	429	—	27	599
Net income (loss) attributable to partners / controlling interests	3,788	6,115	741	(7,152)	3,492

Net (loss) attributable to general partner	(648)	—	—	—	(648)
Net income (loss) attributable to limited partners	$4,436	$6,115	$741	$(7,152)	$4,140

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2017

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(536)	$1,910	$(3,053)	$(244)	$(1,923)
Other comprehensive income -			—
Foreign currency translation	—	(175)	36	—	(139)
			—
Comprehensive income (loss)	$(536)	$1,735	$(3,017)	$(244)	$(2,062)

Comprehensive (loss) attributable to noncontrolling interests	—	(1,110)	—	—	(1,110)
Comprehensive income attributable to general partner	(4,050)	—	—	—	(4,050)
Comprehensive income (loss) attributable to controlling interests	$3,514	$2,845	$(3,017)	$(244)	$3,098

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2016
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(4,664)	$(3,637)	$(10,019)	$9,158	$(9,162)
Other comprehensive income -
Foreign currency translation	—	71	182	—	253

Comprehensive income (loss)	$(4,664)	$(3,566)	$(9,837)	$9,158	$(8,909)

Comprehensive (loss) attributable to noncontrolling interests	—	(4,499)	—	—	(4,499)
Comprehensive (loss) attributable to general partner	(6,298)	—	—	—	(6,298)
Comprehensive income (loss) attributable to limited partners	$1,634	$933	$(9,837)	$9,158	$1,888

Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2015
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$3,931	$6,544	$741	$(7,125)	$4,091
Other comprehensive income -
Foreign currency translation	—	(564)	(1,178)	—	(1,742)

Comprehensive income (loss)	$3,931	$5,980	$(437)	$(7,125)	$2,349

Comprehensive (loss) attributable to noncontrolling interests	143	429	—	(430)	142
Comprehensive (loss) attributable to general partner	(648)	—	—	—	(648)
Comprehensive income (loss) attributable to limited partners	$4,436	$5,551	$(437)	$(6,695)	$2,855

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2017

 (in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(536)	$1,910	$(3,053)	$(244)	$(1,923)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	4,359	1,185	—	5,544
Impairments	—	688	2,910	—	3,598
(Gain) loss on asset disposal	—	(577)	7	—	(570)
Interest expense from debt issuance cost amortization	594	—	—	—	594
Equity-based compensation expense	1,059	—	—	—	1,059
Equity in earnings of investee	—	(149)	—	—	(149)
Distributions from investee	—	75	—	—	75
Equity earnings in subsidiaries	(3,020)	2,776	—	244	—
Deferred tax benefit, net	—	(8)	(364)	—	(372)
Non-cash allocated expenses	1,750	—	—	—	1,750
Foreign currency gains	—	(187)	(545)		(732)
Changes in assets and liabilities:				—
Trade accounts receivable	—	(5,110)	1,750	(46)	(3,406)
Receivables from affiliates	—	(6,627)	—	6,627	—
Prepaid expenses and other	(657)	(846)	24	158	(1,321)
Accounts payable and accrued payroll and other	6,950	2,945	1,315	(6,739)	4,471
Income taxes payable	—	(376)	11	—	(365)
Net cash provided by (used in) operating activities	6,140	(1,127)	3,240	—	8,253

Investing activities:
Proceeds from fixed asset disposals	—	2,302	2	—	2,304
Purchases of property and equipment	—	(3,327)	(18)	—	(3,345)
Net cash used in investing activities	—	(1,025)	(16)	—	(1,041)

Financing activities:
Taxes paid related to net share settlement of equity-based compensation	(124)	—	—	—	(124)
Contributions from general partner	2,300	—	—	—	2,300
Distributions from subsidiaries	3,523	(3,508)	(15)	—	—
Distributions to limited partners	(12,310)	—	—	—	(12,310)
Distributions to noncontrolling members	—	—	(16)	—	(16)
Net cash provided by (used in) financing activities	(6,611)	(3,508)	(31)	—	(10,150)

Effects of exchange rates on cash	—	349	404	—	753

Net increase (decrease) in cash and cash equivalents	(471)	(5,311)	3,597	—	(2,185)
Cash and cash equivalents, beginning of period	695	20,251	5,747	—	26,693
Cash and cash equivalents, end of period	$224	$14,940	$9,344	$—	$24,508

Non-cash items:
Accrued capital expenditures	$—	$561	$6	$—	$567

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$(4,664)	$(3,637)	$(10,019)	$9,158	$(9,162)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	4,495	1,293	—	5,788
Impairments	—	2,119	8,411	—	10,530
Gain (loss) on asset disposal	—	(12)	(7)	—	(19)
Interest expense from debt issuance cost amortization	570	—	—	—	570
Equity-based compensation expense	1,086	—	—	—	1,086
Equity in earnings of investee	—	(309)	—	—	(309)
Distributions from investee	—	200	—	—	200
Equity earnings in subsidiaries	(862)	10,020	—	(9,158)	—
Deferred tax benefit, net	—	(35)	11	—	(24)
Non-cash allocated expenses	3,798	—	—	—	3,798
Changes in assets and liabilities:
Trade accounts receivable	—	6,983	2,252	636	9,871
Receivables from affiliates	—	(7,021)	—	7,021	—
Prepaid expenses and other	—	941	308	101	1,350
Accounts payable and accrued payroll and other	7,632	507	132	(7,793)	478
Income taxes payable	—	582	45	35	662
Net cash provided by (used in) operating activities	7,560	14,833	2,426	—	24,819

Investing activities:
Proceeds from fixed asset disposals	—	26	20	—	46
Purchases of property and equipment	—	(1,066)	(310)	—	(1,376)
Net cash used in investing activities	—	(1,040)	(290)	—	(1,330)

Financing activities:
Repayments of long-term debt	—	(4,000)	—	—	(4,000)
Taxes paid related to net share settlement of equity-based compensation	(107)	—	—	—	(107)
Contributions from general partner	2,500	—	—	—	2,500
Distributions from subsidiaries	9,622	(9,239)	(383)	—	—
Distributions to limited partners	(19,258)	—	—	—	(19,258)
Distributions to noncontrolling members	—	—	(424)	—	(424)
Net cash provided by (used in) financing activities	(7,243)	(13,239)	(807)	—	(21,289)

Effects of exchange rates on cash	—	127	216	—	343

Net increase (decrease) in cash and cash equivalents	317	681	1,545	—	2,543
Cash and cash equivalents, beginning of period	378	19,570	4,202	—	24,150
Cash and cash equivalents, end of period	$695	$20,251	$5,747	$—	$26,693

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss)	$3,931	$6,544	$741	$(7,125)	$4,091
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	5,102	902	—	6,004
Impairments	—	6,645	—	—	6,645
Loss on asset disposals	—	—	(1)	—	(1)
Interest expense from debt issuance cost amortization	547	—	—	—	547
Equity-based compensation expense	1,167	—	—	—	1,167
Equity in earnings of investee	—	(102)	—	—	(102)
Distributions from investee	—	100	—	—	100
Equity earnings in subsidiaries	(6,115)	(1,010)	—	7,125	—
Deferred tax benefit, net	—	58	(90)	—	(32)
Non-cash allocated expenses	648	—	—	—	648
Changes in assets and liabilities:
Trade accounts receivable	—	9,540	(546)	45	9,039
Receivables from affiliates	22	3,208	—	(3,230)	—
Prepaid expenses and other	—	267	(69)	35	233
Accounts payable and accrued payroll and other	1,203	(1,074)	(4,536)	3,185	(1,222)
Income taxes payable	—	(122)	(39)	(35)	(196)
Net cash provided by (used in) operating activities	1,403	29,156	(3,638)	—	26,921

Investing activities:
Proceeds from disposals of property and equipment	—	2	—	—	2
Cash paid for acquisition of 49.9% interest in the TIR Entities	—	(52,588)	—	—	(52,588)
Cash paid for acquisition of 51% of Brown Integrity, LLC, net of cash acquired of $175	—	(10,436)	—	—	(10,436)
Purchases of property and equipment	—	(1,607)	(250)	—	(1,857)
Net cash (used in) investing activities	—	(64,629)	(250)	—	(64,879)

Financing activities:
Advances on long-term debt	—	63,300	5,500	—	68,800
Repayments of long-term debt	—	(5,500)	—	—	(5,500)
Distributions from subsidiaries	17,225	(17,225)	—	—	—
Distributions to limited partners	(19,232)	—	—	—	(19,232)
Distributions to noncontrolling members	—	(1,567)	—	—	(1,567)
Net cash provided by (used in) financing activities	(2,007)	39,008	5,500	—	42,501

Effects of exchange rates on cash	—	(563)	(587)	—	(1,150)

Net increase (decrease) in cash and cash equivalents	(604)	2,972	1,025	—	3,393
Cash and cash equivalents, beginning of period	982	16,598	3,177	—	20,757
Cash and cash equivalents, end of period	$378	$19,570	$4,202	$—	$24,150

Non-cash items:
Accrued capital expenditures	$—	$6	$94	$—	$100

CYPRESS ENERGY PARTNERS, L.P.
Notes to Consolidated Financial Statements - Continued

17. Quarterly Financial Information (Unaudited)

The following table sets forth certain unaudited financial data for each quarter during 2017 and 2016. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

2017	Quarter Ended,
	(in thousands, except per unit amounts)
	March 31	June 30	September 30	December 31
Revenues	$64,722	$74,567	$77,682	$69,371
Gross margin	6,329	8,609	9,390	9,275
Impairments	3,598	—	—	—
Net income (loss)	(4,921)	497	562	1,939
Net income (loss) attributable to partners / controlling interests	(3,756)	630	554	1,759
Net income (loss) attributable to limited partners	(2,835)	1,459	1,554	3,059
Net income (loss) per common limited partner unit - basic and diluted	(0.32)	0.12	0.13	0.26

2016	Quarter Ended,
	(in thousands, except per unit amounts)
	March 31	June 30	September 30	December 31
Revenues	$73,474	$72,311	$81,806	$70,406
Gross margin	7,760	7,365	9,926	10,429
Impairments	—	10,530	—	—
Net income (loss)	(1,361)	(11,616)	1,998	1,817
Net income (loss) attributable to partners / controlling interests	(994)	(7,004)	1,917	1,418
Net income (loss) attributable to limited partners	(26)	(4,037)	3,348	2,350
Net income (loss) per common limited partner unit - basic	(0.00)	(0.34)	0.28	0.20
Net income (loss) per common limited partner unit - diluted	(0.00)	(0.34)	0.27	0.19
Net income (loss) per subordinated limited partner unit - basic and diluted	(0.00)	(0.34)	0.28	0.20

Revenues and gross margin for the quarter ended December 31, 2016 include $1.2 million related to a price increase on services we performed during preceding quarters. We recognized this revenue upon receipt during the fourth quarter of a signed contract formally evidencing the customer’s agreement to the new pricing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017. Additionally, we have implemented a quarterly sub-certification process whereby all members of upper management and certain other management will review our filings and confirm their responsibility for, among other things, the effectiveness of key controls in their functional areas and that they are unaware of inaccuracies or omissions in our financial statements.

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
iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2017, we maintained effective internal control over financial reporting, and management believes that we have no material internal control weaknesses in our financial reporting process.

Attestation Report of the Registered Public Accounting Firm

Pursuant to the Jumpstart Our Business (“JOBS”) Act enacted in 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Management of Cypress Energy Partners, L.P.

We are managed by the executive officers of our general partner. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Affiliates of Holdings indirectly own all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner currently has five directors. Holdings will appoint all members to the board of directors of our general partner. Pursuant to our general partner’s operating agreement, Holdings appointed to our board of directors (i) Peter C. Boylan III, who has the right to serve as a director as long as CEP Capital Partners, LLC, an entity controlled by Mr. Boylan, is a member of Holdings and (ii) such other individuals selected by Mr. Boylan that, together with Mr. Boylan, constitute a percentage of the board of directors equal to the percentage of Holdings that CEP Capital Partners, LLC owns. In his exercise of this right, Mr. Boylan has appointed himself and may appoint others to the board. We have three independent directors who qualify for service on the audit committee. Our board of directors has determined that Henry Cornell, John T. McNabb II, and Stanley A. Lybarger are independent under the independence standards of the NYSE and eligible for service on the audit committee. Despite the fact that Mr. Cornell beneficially owns 2.0% of Holdings, which together with its controlled affiliates owns approximately 58.5% of our outstanding limited partner interests, the board of directors determined he is independent in that he does not have a current relationship with us that would interfere with the exercise of his independent judgment in carrying out his responsibilities as a director.

Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, although we sometimes refer to these individuals in this report as our employees.

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly-traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner, or to establish a compensation or a nominating and corporate governance committee. All of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors will have the composition and responsibilities described below.

Audit Committee

Our general partner has an audit committee comprised of three directors who each meet the independence and experience standards established by the NYSE and the Exchange Act. Henry Cornell, John T. McNabb II, and Stanley A. Lybarger serve as members of our audit committee. Mr. Lybarger began serving as Chairman of the audit committee upon his appointment on March 5, 2014. Mr. McNabb served as Chairman prior to that date. Our board of directors has determined that Mr. Lybarger and Mr. McNabb each have such accounting or related financial management expertise sufficient to qualify as an audit committee financial expert in accordance with Item 407(d) of Regulation S-K. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee.

Conflicts Committee

At least two members of the board of directors of our general partner will serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. John T. McNabb II and Stan A. Lybarger serve as the members of the conflicts committee. Mr. McNabb serves as the Chairman of the conflicts committee. The board of directors of our general partner determines whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on a committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Please read “Conflicts of Interest and Duties.”

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

Name	Age	Position with Cypress Energy Partners GP, LLC
Peter C. Boylan III	54	Chairman of the Board, Chief Executive Officer and President
Richard M. Carson	51	Senior Vice President and General Counsel
Jeffrey A. Herbers	41	Vice President, Chief Accounting Officer and Interim Principal Financial Officer
Henry Cornell	61	Director
Stanley A. Lybarger	68	Director & Audit Committee Chairman
John T. McNabb, II	73	Director & Conflicts Committee Chairman
Charles C. Stephenson, Jr.	81	Director

Peter C. Boylan III became co-Founder, President and Chief Executive Officer of Holdings in April 2012, and Chairman of the Board, President and Chief Executive Officer of Cypress Energy Partners GP, LLC, in September 2013. Since March 2002, Mr. Boylan has been the Chief Executive Officer of Boylan Partners, LLC, a provider of investment and advisory services. From 1995 to 2004, Mr. Boylan served in a variety of senior executive management positions of various public and private companies controlled by Liberty Media Corporation, including serving as a board member, Chairman, President, Chief Executive Officer, Chief Operation Officer and Chief Financial Officer of several different companies. Mr. Boylan currently serves on the board of directors of publicly-traded BOK Financial Corporation. Mr. Boylan has also served on over a dozen other public and private company boards of directors over the last 20+ years. Mr. Boylan has extensive corporate senior executive management and leadership experience, and specific expertise with accounting, finance, audit, risk and compensation committee service, intellectual property, corporate development, health care, media, cable and satellite TV, software development, technology, energy and civic and community service. We believe this experience suits Mr. Boylan to serve as Chairman of the Board, Chief Executive Officer and President.

Richard M. Carson is Senior Vice President and General Counsel of Cypress Energy Partners GP, LLC, having served in that capacity since March 2016 and having previously served as Vice President and General Counsel since September 2013. Mr. Carson served as a director, officer, and shareholder of Gable & Gotwals, a Professional Corporation (“Gable Gotwals”), a law firm, where he practiced securities, corporate finance, transactional and environmental law, primarily for clients in the energy industry, including several master limited partnerships. Prior to joining Gable Gotwals, from 1999 to 2008, Mr. Carson served in the legal department of The Williams Companies, Inc. (“Williams”), where he counseled Williams in regard to securities, corporate finance, and environmental matters, particularly relating to Williams’ master limited partnership subsidiaries, Williams Partners L.P., Williams Pipeline Partners L.P., and Williams Energy Partners L.P. (predecessor to Magellan Midstream Partners, L.P.). Mr. Carson began his career in 1991 working in legal, compliance, and management roles, primarily in the environmental services industry, before joining Williams. Mr. Carson received a Juris Doctor in 1991 from the University of Oklahoma and a Bachelor of Science, Cum Laude, from the University of Tulsa’s Honors Program in 1988. Mr. Carson serves as Chairman of the board of directors of Land Legacy. He has previously served as the Chair of the Oklahoma Bar Association’s Environmental Law Section, and the chair of the Environmental Auditing Roundtable’s South-Central Region.

Jeffrey A. Herbers is Vice President, Chief Accounting Officer and Interim Principal Financial Officer of Cypress Energy Partners GP, LLC, having served in that capacity since September 2016. Mr. Herbers served as sole member of Jeff Herbers PLLC from December 2015 until September 2016. Mr. Herbers served as the Chief Accounting Officer of the general partner of NGL Energy Partners LP from February 2012 to November 2015, as the Director of Financial Reporting of SemGroup Corporation from August 2009 to January 2012, and as an auditor for Ernst & Young LLP from August 1998 to July 2009. Mr. Herbers holds a B.B.A. in accounting from the University of Tulsa. He is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Henry Cornell became a director of our board effective at the close of our public offering. Mr. Cornell is the Founder and Senior Partner of Cornell Capital, a private equity investment firm. Prior to founding Cornell Capital, he was Vice Chairman of the Merchant Banking Division of Goldman Sachs & Co., where he worked for nearly 30 years prior to his retirement in February 2013. Mr. Cornell served on the firm’s corporate, real estate and infrastructure investment committees. He also led Goldman Sachs & Co.’s investment activities in Asia from 1988 – 2000. Prior to joining Goldman Sachs & Co., Mr. Cornell was an attorney at Davis Polk & Wardwell. He is a trustee of The Asia Society, the Whitney Museum and the Mount Sinai Hospital, and a member of the Council on Foreign Relations. Mr. Cornell received his B.A. from Grinnell College in 1976 and his J.D. from New York Law School in 1981.

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

John T. McNabb II has served on the board of directors of Cypress Energy Partners GP, LLC, the general partner of the Partnership, where he has served as the Chairman of the Conflicts Committee. He co-founded the Trump Leadership Council in April 2016 and has served on the council since its founding. Mr. McNabb has served on the boards of eight publicly-traded companies and currently sits on the board of Continental Resources (where he has served as Lead Director). Mr. McNabb was elected to serve as non-executive Chairman of the Board of Willbros Group, Inc. from September 2007 until August 2014 when he was appointed Executive Chairman. He was appointed Chief Executive Officer in October 2014 and elected to the board of Directors in August 2006. Effective December 1, 2015, Mr. McNabb retired from his positions as Chairman and Chief Executive Officer and did not stand for re-election when his term as Director expired in 2016. Mr. McNabb also serves as Senior Advisor and was formerly Vice Chairman, Corporate Finance of Duff & Phelps Securities LLC, a leading global financial advisory firm. Prior thereto, Mr. McNabb was a founder and Chairman of Growth Capital Partners LP and formerly was a Managing Director of Bankers Trust New York Corporation and a board member of BT Southwest Inc., a wholly owned subsidiary of Bankers Trust. Prior thereto, he served in various capacities with The Prudential Insurance Company of America including having responsibility for a multi-billion dollar investment portfolio primarily focused on energy investments. He started his energy career with Mobil Oil in the E&P Division. He has owned equity interests in approximately twenty private energy related companies and acted in operating or financial roles in several. Mr. McNabb has also served as a director of twelve private energy companies located in both Canada and the United States. He is an emeritus member of the board of Visitors of The Fuqua School of Business at Duke University and served as Chairman of the Board of Visitors of The University of Houston and also served as Chairman of the Dean’s Advisory Board at The Bauer College of Business and as an Executive Professor of Finance at the University of Houston. Mr. McNabb holds BA and MBA degrees from Duke University and served in the US Air Force during the Vietnam conflict, rising to the rank of Captain and was awarded the Air Medal with three Oak Leaf Clusters and the Distinguished Flying Cross.

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

Board Role in Risk Oversight

Our organizational governance guidelines provide that the board of directors of our general partner is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility will be largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s board of directors and officers, and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and NYSE concerning beneficial ownership of such securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations by our directors and officers, we believe that all reporting obligations of our general partner’s directors and officers and our greater than 10% unitholders under Section 16(a) were satisfied during the year ended December 31, 2017.

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

This executive compensation disclosure provides an overview of the executive compensation program for our named executive officers identified below. For the year ended December 31, 2017, our named executive officers (“NEOs”) were:

●	Peter C. Boylan III, our Chairman, Chief Executive Officer and President;

●	Richard M. Carson, our Senior Vice President and General Counsel;

●	Jeffrey A. Herbers, our Vice President, Chief Accounting Officer and Interim Principal Financial Officer; and

●	G. Les Austin, our former Senior Vice President and Chief Financial Officer.

Mr. Austin resigned from his position with the General Partner effective November 24, 2017 and Mr. Herbers assumed the role of our interim principal financial officer following such date.

Summary Compensation Table For 2017

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus (a)	Unit Awards (b)	All Other Compensation	Total

Peter C. Boylan III	2017	$431,474	$50,000	$506,069	$—	$987,543
Chairman, Chief Executive	2016	411,712	65,000	554,167	—	1,030,879
Officer and President	2015	399,050	38,609	593,173	—	1,030,832

Richard M. Carson	2017	$286,250	$20,000	$169,012	$—	$475,262
Senior Vice President and	2016	275,000	25,000	185,076	—	485,076
General Counsel	2015	259,375	20,000	203,907	—	483,282

G. Les Austin (c)	2017	$264,502	$—	$169,012	$—	$433,514
Former Senior Vice	2016	275,000	25,000	185,076	—	485,076
President and Chief Financial Officer	2015	260,000	20,000	203,907	—	483,907

Jeffrey A. Herbers (d)	2017	$175,000	$7,500	$53,779	$—	$236,279
Vice President, Chief Accounting Officer and Interim Principal Financial Officer

(a)	Represents cash bonus awards paid. For more information, see “Bonus awards” below.
(b)	Represents the grant date fair value of awards granted under the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan as determined in accordance with FASB ASC Topic 718. For additional information, please see Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report.
(c)	Mr. Austin resigned his position with the General Partner effective November 24, 2017. Accordingly, the compensation amounts shown for Mr. Austin represent compensation Mr. Austin received from the first of the year through his departure date.
(d)	Mr. Herbers assumed the role of Interim Principal Financial Officer in November of 2017. The amounts shown above are Mr. Herbers’s compensation for the complete year 2017.

Narrative Disclosure to Summary Compensation Table

Elements of the compensation program. For 2017, the primary elements of compensation for our NEOs included base salary, cash bonus awards and equity awards.

Base compensation for 2017. Base salaries for our NEOs are set at levels deemed necessary to attract and retain individuals with superior talent are intended to be competitive with executive salaries in our industry.

The following table sets forth the current annualized base salary rates for our NEOs.

Current Base
Name and Principal Position	Salary

Peter C. Boylan III	$438,062
Chairman, Chief Executive Officer and President

Richard M. Carson	$305,000
Senior Vice President and General Counsel

Jeffrey A. Herbers	$185,000
Vice President, Chief Accounting Officer and Interim Principal Financial Officer

In January 2018, Mr. Carson’s annual base salary was increased from $290,000 to $305,000 and Mr. Herbers’s annual base salary was increased from $175,000 to $185,000. Both increases were made in response to increases in these officers’ responsibilities resulting from the departure in November 2017 of our Chief Financial Officer.

Bonus awards. Our NEOs are eligible to receive discretionary cash bonus awards as our general partner’s board of directors may determine from time to time. For 2017 Mr. Boylan, Mr. Herbers and Mr. Carson received cash bonus awards. For 2016 and 2015, Mr. Boylan, Mr. Austin and Mr. Carson received cash bonus awards. Mr. Boylan’s, Mr. Herbers’s, Mr. Austin’s and Mr. Carson’s bonus awards were granted based on subjective performance determinations. In January 2018, Mr. Carson and Mr. Herbers received cash bonuses of $20,000 and $11,500, respectively, in recognition of their efforts toward the successful sale of the Pecos, Texas salt water disposal facility.

Discretionary long-term equity incentive awards. In December 2012, in connection with his commencement of employment, Mr. Austin, received a one-time award of Class C Units in CEP LLC, which were intended to allow Mr. Austin to share in the future equity appreciation of CEP LLC from and after the date of grant of such Class C Units. Mr. Carson received a similar award in connection with his commencement of service in September 2013. The awards vest in three equal annual installments on the third, fourth and fifth anniversary of the grantee’s commencement of service with us, respectively. In connection with our IPO, the Class C units in CEP LLC were converted into subordinated units in us on an equivalent value basis, based on the per unit price in our IPO and with the same vesting terms as applied to the Class C Units. Mr. Austin’s award converted into 30,143 subordinated units and Mr. Carson’s award converted into 14,308 subordinated units. These subordinated units converted to common units once the Partnership emerged from subordination on February 14, 2017.

In connection with our IPO, we adopted the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan, or the LTIP, under which we make periodic grants of equity and equity-based awards in us to our NEOs and other key employees and other service providers. In addition to the equity awards received by Mr. Austin and Mr. Carson in connection with the conversion of previously issued awards in CEP LLC described above, in 2017, 2016 and 2015, we granted long-term incentive awards to our NEO’s in the form of phantom units. The phantom units are scheduled to vest in three equal annual installments on each of the third, fourth and fifth anniversaries of the grant date, subject to the NEO’s continued employment with us on the applicable vesting date and potential accelerated vesting as described below under “Severance and change in control arrangements.”

In January 2018, we granted 5,000 unrestricted phantom units to Mr. Carson and 4,167 unrestricted phantom units to Mr. Herbers. These grants will vest eighteen months after the grant date, contingent on the continued service of these NEO’s through such date. These grants were made in response to increases in these NEOs’ responsibilities resulting from the departure in November 2017 of our Chief Financial Officer.

Outstanding Equity Awards at December 31, 2017

The following table provides information regarding the outstanding and unvested long-term equity incentive awards held by our NEOs as of December 31, 2017. None of our NEOs held any option awards that were outstanding as of December 31, 2017.

		Unit Awards
		Number of Units		Market Value of
		That Have		Units That Have
Name and Principal Position	Grant Date	Not Vested		Not Vested
		#		(a)

Peter C. Boylan III (b)	March 9, 2017	70,680	(c)	424,080
Chairman, Chief Executive Officer and President	March 10, 2016	88,636	(c)	531,816
	March 26, 2015	47,365	(c)	284,190

Richard M. Carson	March 9, 2017	23,605	(c)	141,630
Senior Vice President and General Counsel	March 10, 2016	29,602	(c)	177,612
	March 26, 2015	16,282	(c)	97,692
	February 1, 2014	1,714	(c)	10,284
	—	4,770	(d)	28,620

Jeffrey A. Herbers	March 9, 2017	7,511	(c)	45,066
Vice President, Chief Accounting Officer and Interim Principal Financial Officer	November 2, 2016	10,152	(c)	60,912

(a)	Amount shown reflects the per-unit value based upon the December 31, 2017 closing price of $6.00 per common unit.
(b)	In addition to equity awards, as our co-founder Mr. Boylan also owns a part of Holdings.
(c)	Represents phantom units granted under the LTIP and scheduled to vest in three equal annual installments on the third, fourth and fifth anniversaries of the grant date.
(d)	Represents restricted units in us into which previously-issued awards in CEP LLC that were outstanding as of December 31, 2013 were converted upon the closing of our IPO on January 21, 2014 based upon the IPO price of $20.00 per common unit. The restricted units for Mr. Carson are scheduled to vest into common units on September 30, 2018.

In connection, with his resignation in November 2017, Mr. Austin forfeited all of his unvested long-term equity incentive awards in us.

Severance and change in control arrangements. None of our NEOs has entered into any employment or severance agreements with our general partner or any of its affiliates. Mr. Austin did not receive any severance payments or benefits in connection with his resignation in November 2017.

The terms of Mr. Boylan, Mr. Herbers, and Mr. Carson’s phantom restricted unit awards provide that in the event of a change in control of the partnership, their phantom restricted units would become fully vested should they no longer remain employed in their respective positions within six months after such change in control.

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

The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2017.

	Cash Fees	Unit
Name	Earned	Awards (a)	Total

Henry Cornell (b)	$25,000	$40,216	$65,216

Stanley A. Lybarger(b)	$32,500	$40,216	$72,716

John T. McNabb II(b)	$30,000	$40,216	$70,216

(a)	Represents the grant date fair value of the awards, as determined in accordance with FASB ASC Topic 718. For additional information, please see Note 11 to the Consolidated Financial Statements included in Item 8 in this Annual Report.
(b)	As of December 31, 2017, each of the directors listed in the table above has 8,867 unvested restricted units.

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

The following table sets forth the beneficial ownership of units of Cypress Energy Partners, L.P., as of March 16, 2018, held by beneficial owners of 5.0% or more of the units, by each director and named executive officer of Cypress Energy Partners GP, LLC, our general partner, and by all directors and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 11,906,464 common units outstanding.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 12, 2018, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address for each of the beneficial owners below is 5727 S. Lewis Avenue, Suite 300, Tulsa, Oklahoma 74105.

		Percentage of
	Common Units	Common Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned

Cypress Energy Holdings, LLC (a) (b)	6,957,349	58.5%
Peter C. Boylan III	20,242	*
Jeffrey A. Herbers	—	*
Richard M. Carson	22,837	*
Henry Cornell	8,126	*
John T. McNabb II	43,126	*
Stanley A. Lybarger	30,047	*
Charles C. Stephenson, Jr.	413,740	3.5%

All directors and executive officers as a group (consisting of 7 persons)	538 ,118	4.4%

*	indicates that person or entity owns less than one percent.
(a)	Cypress Energy Holdings, LLC owns 100% of Cypress Energy Investments, LLC, which owns 100% of CEP-TIR. CEP-TIR owns 11.3% of our common units.
(b)	Cypress Energy Holdings, LLC owns 100% of Cypress Energy Holdings II, LLC, which owns 100% of our general partner. Cypress Energy Holdings II, LLC owns 47.2% of our common units. The following table sets forth the beneficial ownership of Cypress Energy Holdings, LLC.

		Ownership Interest
Name of Beneficial Owner		Ratio (1)

Cynthia A. Field Trust	(2)	36.750%
Charles C. Stephenson, Jr.		27.468%
CEP Capital Partners, LLC	(3)	24.500%
Henry Cornell		1.333%
Cornell Investment Partners, L.P.		0.667%
Stephenson Grandchildren Family LLC	(2)	9.282%

(1)	Cypress Energy Holdings, LLC is managed by a three-member board of directors consisting of Peter C. Boylan III, Lawrence D. Field and Charles C. Stephenson, Jr. The election of each director requires the affirmative vote of members representing at least a majority of the voting ratio of Holdings and the concurrence of CEP Capital Partners, LLC.

(2)	Voting rights of the trust are exercised by Cynthia A. Field, as trustee or manager of the LLC.

(3)	CEP Capital Partners, LLC is owned and controlled by affiliates of Peter C. Boylan III, our Chairman, Chief Executive Officer and President.

Securities Authorized for Issuance under Equity Compensation Plans

In connection with the consummation of our IPO on January 21, 2014, the board of directors of our general partner adopted the 2013 Long-Term Incentive Plan. The following table provides certain information with respect to this plan as of December 31, 2017:

	Number of		Number of Securities
	Securities		Remaining
	to be Issued upon	Weighted Average	Available for Future
	Exercise of	Exercise Price of	Issuance under
	Outstanding	Outstanding	Equity
	Options, Warrants	Options, Warrants	Compensation
Plan Category	and Rights	and Rights	Plans

Equity compensation plans approved by security holders	664,509	—	518,091
Equity compensation plans not approved by security holders	—	—	—
Total	664,509	—	518,091

Amounts shown represent outstanding phantom units. The phantom units do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent of Smaller Reporting Entities

We have no parents, though Holdings may be considered to be our parent by virtue of its indirect ownership of 58.5% of our outstanding common units, and the owners of Holdings own 100.0% of Cypress Energy GP Holdings, LLC, which owns 100.0% of our general partner. Holdings II and Cypress Energy Investments, LLC are both wholly owned subsidiaries of Holdings. Holdings II directly holds 5,610,549 of our outstanding common units. Cypress Energy Investment, LLC owns 100.0% of Cypress Energy Partners – TIR, LLC, which directly holds 1,346,800 of our outstanding common units.

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

As of December 31, 2017, the general partner and its controlled affiliates own 6,957,349 common units, representing a 58.5% limited partner interest in us. In addition, our general partner owns a 0.0% non-economic general partner interest in us.

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

During the year ended December 31, 2017, the year ended December 31, 2016, and the year ended December 31, 2015, our general partner and its affiliates received approximately $7.9 million, $12.3 million, and $12.3 million, respectively.

Payments to our general partner and its affiliates	Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended and restated omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under our amended and restated omnibus agreement, we reimbursed our general partner $2.0 million and $4.0 million in annual administrative fees for expenses incurred by it and their respective affiliates in providing certain partnership overhead services to us, including the provision of executive management services by certain officers of our general partner for the years ended December 31, 2017 and December 31, 2015, respectively. The annual administrative fee is subject to increase by an annual amount equal to PPI plus one percent or, with the concurrence of the conflicts committee, in the event of an expansion of our operations, including through acquisitions or internal growth. During the year ended December 31, 2016, we did not reimburse our general partner for these administrative fees, because the general partner waived the fees for that year. Please read “Agreements with Affiliates — Omnibus Agreement” below and “Compensation Overview.”

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Affiliates

On January 21, 2014, we and other parties entered into the various agreements associated with the closing of our IPO, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries.

Omnibus Agreement

We are party to an amended and restated omnibus agreement with Holdings, CEM LLC, CEP LLC, our general partner, CEP-TIR, the TIR Entities, Charles C. Stephenson, Jr. and Cynthia A. Field that address the following matters, among other things:

●	our payment of an annual administrative fee to be paid in quarterly installments of $1.0 million to Holdings for providing us with certain partnership overhead services, including for certain executive management services by certain officers of our general partner, and compensation expense for all employees required to manage and operate our business. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing salt water disposal and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with our operation of assets that occur prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Payment of Administrative Fee and Reimbursement of Expenses

We pay an annual administrative fee of $4.0 million in quarterly installments to Holdings. The administrative fee is intended to reimburse Holdings for providing us with certain partnership overhead services, including for certain executive management services by certain officers of our general partner, and for paying on our behalf all compensation expense for the employees required to manage and operate our business and all expenses incurred by us as a result of our becoming and continuing as a publicly traded entity, including costs associated with Exchange Act filings, independent public accounting firm fees, partnership governance and compliance, registrar and transfer agent fees, tax return and Schedule K-1 preparation and distribution, legal fees and director compensation.

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

In 2017, we only paid two of the $1.0 million quarterly installments, as Holdings waived the other two quarterly installments of the administrative fee. In addition, Holdings contributed $2.3 million to us during 2017.

Right of First Offer

Under our amended and restated omnibus agreement, if Holdings or its controlled subsidiaries decide to sell, transfer or otherwise dispose of any of their assets or entities within a five-year period following the closing of the IPO, Holdings will provide notice to us of such intended disposition and provide us with the opportunity to make the first offer on any assets used in, or entities engaged primarily in, providing salt water disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies in the U.S., including any assets or entities currently owned by or acquired from SBG Energy Services, LLC.

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

Alati Arnegard, LLC

We provide management services to a 25% owned entity, Alati Arnegard, LLC (“Arnegard”). Management fee revenue earned from Arnegard totaled $0.6 million during 2017.

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

	Years Ended December 31,
Audit and Non-Audit Fees	2017	2016	2015
	(in thousands)

Audit fees (a)	$561	$663	$870
Audit-related fees (b)	—	—	70
Tax fees (c)	117	283	194
All other fees	—	—	—
Total	$678	$946	$1,134

(a)	Fees for audit services include fees associated with the annual audit of Cypress Energy Partners, L.P. and reviews of the Partnership’s quarterly reports.
(b)	Includes fees related to acquisition due diligence and accounting consultations.
(c)	Includes fees for tax services for Cypress Energy Partners, L.P. and affiliates in connection with tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents to be filed as part of this Annual Report
1.	A list of the financial statements included in this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
2.	Financial Statement Schedules: Financial Statement Schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to Consolidated Financial Statements.
3.	Exhibits: See “Exhibit Index” below.

Exhibit Index

Exhibit number	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated February 20, 2015, by and among Cypress Energy Holdings, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners, L.P., Cypress Energy Partners GP, LLC, Cypress Energy Partners – TIR, LLC, Mr. Charles C. Stephenson, Jr. and Ms. Cynthia A. Field (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on February 23, 2015)
3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)
3.2	Certificate of Formation of Cypress Energy Partners GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)
3.3	Amended and Restated Limited Liability Company Agreement of Cypress Energy Partners GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)
3.4	Certificate of Limited Partnership of Cypress Energy Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)
10.1†	Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 27, 2014)
10.2†	Form of Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1/A filed on December 17, 2013)
10.3	Credit Agreement, dated as of December 24, 2013 between Cypress, as borrower, certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as a lender, swing line lender and collateral agent, the other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1/A filed on January 10, 2014)
10.4	Amendment No. 1 to Credit Agreement, dated as of October 21, 2014 between Cypress, as borrower, certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as collateral agent, lender, issuing bank and swing line lender, the other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 24, 2014)
10.5	Amended and Restated Omnibus Agreement, dated February 20, 2015, among Cypress Energy Holdings, LLC, Cypress Energy Management, LLC, Cypress Energy Partners, LLC, Cypress Energy Partners, L.P., Cypress Energy Partners GP, LLC, Cypress Energy Partners – TIR, LLC, Tulsa Inspection Resources, LLC, Tulsa Inspection Resources – Canada ULC, Tulsa Inspection Resources Holdings, LLC and Tulsa Inspection Resources – Nondestructive Examination, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2015)

10.6	Amendment No. 2 to Credit Agreement, dated May 4, 2015, by and among Cypress Energy Partners, L.P., Cypress Energy Partners – TIR, LLC, Cypress Energy Partners, LLC and Tulsa Inspection Resources, LLC, as borrowers, Tulsa Inspection Resources – Canada ULC, the guarantors party thereto, Deutsche Bank AG, New York Branch, in its capacity as collateral agent and as a lender, issuing bank and swing line lender, Deutsche Bank Trust Company Americas, in its capacity as administrative agent, and the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 7, 2015)
21.1*	List of Subsidiaries of Cypress Energy Partners, L.P.
23.1*	Consent of Ernst & Young LLP
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Schema Document
101 CAL*	XBRL Calculation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document
101 LAB*	XBRL Label Linkbase Document
101 PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

ITEM 16.	SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on March 23, 2018.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Vice President and Chief Accounting Officer, (Principal Accounting and Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Peter C. Boylan III	Chief Executive Officer and Chairman of the Board	March 23, 2018
Peter C. Boylan III

/s/ Jeffrey A. Herbers	Vice President and Chief Accounting Officer,	March 23, 2018
Jeffrey A. Herbers	(Principal Accounting and Interim Principal Financial Officer)

/s/ Henry Cornell	Director	March 23, 2018
Henry Cornell

/s/ Stanley A. Lybarger	Director	March 23, 2018
Stanley A. Lybarger

/s/ John T. McNabb II	Director	March 23, 2018
John T. McNabb II

/s/ Charles C. Stephenson, Jr.	Director	March 23, 2018
Charles C. Stephenson, Jr.