Form 10-Q
period 2018-03-31
Cypress Energy Partners, L.P.
filed 2018-05-11
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2018, the registrant had 11,933,237 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:      None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CES LLC” refers to Cypress Energy Services, LLC, a wholly-owned subsidiary that performs management services for our salt water disposal facilities, and a third party facility;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Holdings II;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units, representing approximately 47.0% of our outstanding common units;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“TIR Entities” refer collectively to TIR LLC and its subsidiary, TIR-Canada and TIR-NDE;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly owned subsidiary of CEP LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a wholly owned subsidiary of CEP LLC;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC, a wholly owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a wholly owned subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes.

CAUTIONARY REMARKS REGARDING FORWARD LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.    FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2018 and December 31, 2017
(in thousands, except unit data)
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$26,140	$24,508
Trade accounts receivable, net	40,075	41,693
Prepaid expenses and other	1,544	2,294
Assets held for sale	—	2,172
Total current assets	67,759	70,667
Property and equipment:
Property and equipment, at cost	25,132	22,700
Less: Accumulated depreciation	10,015	9,312
Total property and equipment, net	15,117	13,388
Intangible assets, net	24,797	25,477
Goodwill	53,395	53,435
Other assets	293	236
Total assets	$161,361	$163,203

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$5,342	$3,757
Accounts payable - affiliates	3,725	3,173
Accrued payroll and other	10,291	9,109
Liabilities held for sale	—	97
Income taxes payable	727	646
Current portion of long-term debt	132,447	136,293
Total current liabilities	152,532	153,075
Asset retirement obligations	143	143
Total liabilities	152,675	153,218

Commitments and contingencies - Note 9

Owners’ equity:
Partners’ capital:
Common units (11,933,237 and 11,889,958 units outstanding at March 31, 2018 and December 31, 2017, respectively)	32,984	34,614
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,575)	(2,677)
Total partners’ capital	4,533	6,061
Noncontrolling interests	4,153	3,924
Total owners’ equity	8,686	9,985
Total liabilities and owners’ equity	$161,361	$163,203

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
Revenue	$64,826	$64,722
Costs of services	56,697	58,393
Gross margin	8,129	6,329

Operating costs and expense:
General and administrative	5,455	5,110
Depreciation, amortization and accretion	1,134	1,171
Impairments	—	3,598
Gain on asset disposals, net	(1,709)	—
Operating income (loss)	3,249	(3,550)

Other (expense) income:
Interest expense, net	(1,956)	(1,709)
Foreign currency losses	(334)	—
Other, net	82	45
Net income (loss) before income tax expense	1,041	(5,214)
Income tax expense (benefit)	81	(293)
Net income (loss)	960	(4,921)

Net income (loss) attributable to noncontrolling interests	235	(1,165)
Net income (loss) attributable to partners	725	(3,756)

Net loss attributable to general partner	—	(921)
Net income (loss) attributable to limited partners	$725	$(2,835)

Net income (loss) per common limited partner unit (basic and diluted)	$0.06	$(0.32)

Weighted average common units outstanding:
Basic	11,898,672	8,911,196
Diluted	11,984,442	8,911,196

Weighted average subordinated units outstanding - basic and diluted	—	2,956,500

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$960	$(4,921)

Other comprehensive income - foreign currency translation	102	61

Comprehensive income (loss)	$1,062	$(4,860)

Comprehensive income (loss) attributable to noncontrolling interests	235	(1,165)
Comprehensive loss attributable to general partner	—	(921)

Comprehensive income (loss) attributable to limited partners	$827	$(2,774)

 See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$960	$(4,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	1,418	1,433
Impairments	—	3,598
(Gain) loss on asset disposals, net	(1,709)	11
Interest expense from debt issuance cost amortization	153	146
Equity-based compensation expense	212	357
Equity in earnings of investee	(36)	(34)
Distributions from investee	63	—
Deferred tax benefit, net	—	(356)
Non-cash allocated expenses	—	921
Foreign currency losses	334	—
Changes in assets and liabilities:
Trade accounts receivable	1,565	(855)
Prepaid expenses and other	662	(145)
Accounts payable and accrued payroll and other	2,979	3,207
Income taxes payable	82	(11)
Net cash provided by operating activities	6,683	3,351

Investing activities:
Proceeds from fixed asset disposals	3,957	2
Purchase of property and equipment	(2,058)	(298)
Net cash provided by (used in) investing activities	1,899	(296)

Financing activities:
Repayment of long-term debt	(4,000)	—
Taxes paid related to net share settlement of equity-based compensation	(69)	(77)
Distributions to limited partners	(2,498)	(4,823)
Distributions to noncontrolling members	(6)	(8)
Net cash used in financing activities	(6,573)	(4,908)

Effect of exchange rates on cash	(377)	(61)

Net increase (decrease) in cash and cash equivalents	1,632	(1,914)
Cash and cash equivalents, beginning of period	24,508	26,693
Cash and cash equivalents, end of period	$26,140	$24,779

Non-cash items:
Accounts payable excluded from capital expenditures	$1,106	$—

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.
Unaudited Condensed Consolidated Statement of Owners’ Equity
For the Three Months Ended March 31, 2018
(in thousands)

	General Partner	Common Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2017	$(25,876)	$34,614	$(2,677)	$3,924	$9,985
Net income for the period January 1, 2018 through March 31, 2018	—	725	—	235	960
Foreign currency translation adjustment	—	—	102	—	102
Distributions to partners	—	(2,498)	—	—	(2,498)
Distributions to noncontrolling interests	—	—	—	(6)	(6)
Equity-based compensation	—	212	—	—	212
Taxes paid related to net share settlement of equity-based compensation	—	(69)	—	—	(69)

Owners’ equity at March 31, 2018	$(25,876)	$32,984	$(2,575)	$4,153	$8,686

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers, public utility companies, and pipeline companies and to provide salt water disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies. Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP.”

Our business is organized into the Pipeline Inspection (“Pipeline Inspection”), Integrity Services (“Integrity Services”), and Water Services (“Water Services”) segments. Pipeline Inspection provides pipeline inspection and other services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors throughout the United States and Canada. The inspectors of Pipeline Inspection perform a variety of inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Integrity Services provides independent integrity services to major natural gas and petroleum pipeline companies and to pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. Water Services is comprised of eight commercial saltwater disposal facilities in the Bakken Shale region of the Williston Basin in North Dakota and one saltwater disposal facility in the Permian Basin in Texas. These facilities provide services to oil and natural gas producers and trucking companies. All of the facilities utilize specialized equipment and remote monitoring to minimize the facilities' downtime and increase the facilities' efficiency for peak utilization. These facilities also have equipment that uses oil skimming processes that remove oil from water delivered to the sites. We sell the oil produced from the skimming processes, which contributes to our revenues. In addition to these saltwater disposal facilities, we provide management and staffing services to a saltwater disposal facility in which we own a 25% equity interest (see Note 7).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018 and 2017 include our accounts and those of our controlled subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2017 is derived from our audited financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting.  The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2017 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

In April of 2018, we obtained an additional $10.0 million in commitments under our proposed new credit facility and anticipate closing the new credit facility prior to the expiration of the bank commitments.  Please see Footnote 4 for additional Refinancing discussions.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2017 included in our Form 10-K, except for the adoption of Accounting Standards Update ("ASU") 2014-09 - Revenue from Contracts with Customers on January 1, 2018.  Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on this new accounting guidance, our revenue is earned and recognized through the service offerings of our three reportable business segments.  See Note 12 for disaggregated revenue reported by segment. The adoption and application of this ASU had no effect on our Unaudited Condensed Consolidated Financial Statements, other than additional disclosures included in this Form 10-Q.

Revenue Recognition

Pipeline Inspection - We generate revenue in the Pipeline Inspection segment primarily by providing inspection services on midstream pipelines, gathering systems and distributions systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects.  We charge our customers on a per-inspector basis, including per diem charges, mileage, and other reimbursement items.  Generally, revenues are recognized when the services are performed.

Integrity Services - We generate revenue in the Integrity Services segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies of newly-constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being inspected, the complexity of services provided, and the utilization of our work force and equipment. Generally, revenues are recognized when the services are performed.

Water Services - We generate revenue in the Water Services segment primarily by treating flowback and produced water and injecting the saltwater into our saltwater disposal facilities.  Our results are driven primarily by the volumes of produced water and flowback water we inject into our saltwater disposal facilities and the fees we charge for these services.  These fees are charged on a per-barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs.  In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the water.  We also generate revenue managing a saltwater disposal facility for a fee.  Water disposal revenues are recognized upon receipt of the wastewater at our disposal facilities.  Revenues from sales of oil that is recovered in the process of treating wastewater are recognized when the oil is delivered to the customer.  Management fee revenue is recorded when the services are performed.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Income Taxes

As a limited partnership, we generally are not subject to federal, state, or local income taxes. The tax on our net income is generally borne by the individual partners. Net income for financial statement purposes may differ significantly from taxable income of the partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income (loss) allocation requirements under our partnership agreement. The aggregated difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us.

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada. Tulsa Inspection Resources – PUC, LLC, a subsidiary of our Pipeline Inspection segment that performs pipeline inspection services for utility customers, and Brown Integrity – PUC, LLC, a subsidiary where we own a 51% interest, have elected to be taxed as corporations for U.S. federal income tax purposes, and therefore, these subsidiaries are subject to U.S. federal and state income taxes. The amounts recognized as income tax expense, income taxes payable, and deferred taxes in our Unaudited Condensed Consolidated Financial Statements include the Canadian income taxes and U.S. federal income taxes referred to above, as well as partnership-level taxes levied by various states, which include most notably, franchise taxes assessed by the state of Texas.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income classify as “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. Our income has met the statutory qualifying income requirement each year since our IPO.

Noncontrolling Interest

We own a 51% interest in Brown Integrity, LLC (“Brown”) and a 49% interest in CF Inspection Management, LLC (“CF Inspection”). The accounts of these subsidiaries have been consolidated in our Unaudited Condensed Consolidated Financial Statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in Net income (loss) attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations, and the portion of the net assets of these entities that is attributable to outside owners is reported in Noncontrolling interests in our Unaudited Condensed Consolidated Balance Sheets.

Property and Equipment

Property and equipment consists of land, land and leasehold improvements, buildings, facilities, wells and related equipment, field equipment, computer and office equipment, and vehicles. We record property and equipment at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. We depreciate these assets on a straight-line basis over the estimated useful lives of the assets. Upon retirement, disposition, or impairment of an asset, we remove the cost and related accumulated depreciation from the balance sheet and report the resulting gain or loss, if any, in the Unaudited Condensed Consolidated Statement of Operations.

We review property and equipment for impairment whenever events or circumstances indicate that the asset group to which they relate may be impaired. To perform an impairment assessment, we first determine whether the cash flows expected to be generated from the asset group exceed the carrying value of the asset group. If such estimated cash flows do not exceed the carrying value of the asset group, we reduce the carrying values of the assets to their fair values and record a corresponding impairment loss, which reduces income on our Unaudited Condensed Consolidated Statements of Operations and reduces the carrying value of total assets on our Unaudited Condensed Consolidated Balance Sheets.

Identifiable Intangible Assets

Our intangible assets consist primarily of customer relationships, trade names, and our database of inspectors. We recorded these intangible assets as part of our accounting for the acquisitions of businesses, and we amortize these assets on a straight-line basis over their estimated useful lives, which typically range from 5 – 20 years.

We review our intangible assets for impairment whenever events or circumstances indicate that the asset group to which they relate may be impaired. To perform an impairment assessment, we first determine whether the cash flows expected to be generated from the asset group exceed the carrying value of the asset group. If such estimated cash flows do not exceed the carrying value of the asset group, we reduce the carrying values of the assets to their fair values and record a corresponding impairment loss, which reduces income on our Unaudited Condensed Consolidated Statements of Operations and reduces the carrying value of total assets on our Unaudited Condensed Consolidated Balance Sheets.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill

Goodwill is not amortized, but is subject to an annual review for impairment on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. We have determined that our Pipeline Inspection, Integrity Services, and Water Services segments are the appropriate reporting units for testing goodwill impairment.

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

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued payroll	$8,119	$6,893
Customer deposits	1,445	1,510
Other	727	706
	$10,291	$9,109

Foreign Currency Translation

Our Unaudited Condensed Consolidated Financial Statements are reported in U.S. dollars. We translate our Canadian dollar-denominated assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate our Canadian dollar-denominated revenues and expenses into U.S. dollars at the average exchange rate in effect during the period in which the applicable revenues and expenses were recorded.

Our Unaudited Condensed Consolidated Balance Sheet at March 31, 2018 includes $2.6 million of accumulated other comprehensive losses associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future, we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in Accumulated other comprehensive loss to other accounts within Partners’ Capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income.

Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Unaudited Condensed Consolidated Balance Sheets. Beginning April 1, 2017, with the loss of our largest Canadian customer, we report currency translation adjustments on these intercompany payables and receivables within Foreign currency losses in our Unaudited Condensed Consolidated Statements of Operations. Prior to April 1, 2017, we reported currency translation adjustments on these intercompany payables and receivables within Other comprehensive loss on our Unaudited Condensed Consolidated Statement of Owners’ Equity. We continue to report currency translations adjustments in other Canadian activity and balances in Other comprehensive loss in our Unaudited Condensed Consolidated Statement of Owners’ Equity.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

New Accounting Standards

On January 1, 2018, we adopted the following new accounting standard issued by the Financial Accounting Standards Board (“FASB”):

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  We adopted this new standard beginning January 1, 2018 utilizing the modified retrospective transition approach. The adoption of this ASU had no effect on our Unaudited Condensed Consolidated Financial Statements other than additional disclosures included in this Form 10-Q.

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted include:

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Balance Sheets.

3. Impairments

During the three months ended March 31, 2017, the largest customer of TIR-Canada, the Canadian subsidiary of our Pipeline Inspection segment, completed a bid process and selected different service providers for its inspection projects. During the three months ended March 31, 2017, pipeline inspection services to this customer accounted for approximately $12.9 million of revenue and $0.9 million of gross margin, which represented approximately 90% of the revenues and 90% of the gross margin of our Canadian operations (and approximately 20% of our consolidated revenues and 14% of our consolidated gross margin for the three months ended March 31, 2017). In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million during the three months ended March 31, 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names. We continue to perform inspection and integrity work for customers in Canada.

During the three months ended March 31, 2017, we recorded an impairment to the remaining $1.6 million carrying value of the goodwill of the Integrity Services segment. Revenues of this segment were lower than we had expected for the first quarter of 2017. In addition, for this segment, the level of bidding activity for work is typically high in March and April once customers have finalized their budgets for the upcoming year. While we won bids on a number of projects and our backlog began to improve, the improvement in the backlog was slower than we had originally anticipated and we revised downward our expectations of the near-term operating results of the segment. We estimated the fair value of the Integrity Services segment utilizing the income approach (discounted cash flows valuation method), which is a Level 3 input as defined in ASC 820 - Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs and appropriate discount rates. Significant assumptions included a 2% annual growth rate of cash flows and a discount rate of 18%. We determined through this analysis that the fair value of goodwill of the Integrity Services segment was fully impaired. These calculations represent Level 3 non-recurring fair value measurements.

During the three months ended March 31, 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our saltwater disposal facilities. We have experienced low volumes at this facility due to competition in the area and to low levels of exploration and production activity near the facility. The impairment reduced the carrying value of the facility to $0.1 million, all of which is attributable to land.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

4. Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs, and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement contains an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitments in the future. The Credit Agreement matures December 24, 2018.

Outstanding borrowings at March 31, 2018 and December 31, 2017 under the Credit Agreement were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Working Capital Facility	$48,000	$48,000
Acquisition Facility	84,900	88,900
Total borrowings	132,900	136,900
Debt issuance costs	453	607
Long-term debt, including current portion	132,447	136,293
Current portion of long-term debt	132,447	136,293
Long-term debt	$—	$—

The carrying value of our debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

Available borrowings under the Working Capital Facility are limited by a monthly borrowing base calculation as defined in the Credit Agreement. If, at any time, outstanding borrowings under the Working Capital Facility exceed our calculated borrowing base, a principal payment in the amount of the excess is due upon submission of the borrowing base calculation. Available borrowings under the Acquisition Facility may be limited by certain financial covenant ratios as defined in the Credit Agreement. The obligations under our Credit Agreement are secured by a first priority lien on substantially all of our assets.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowings”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 4.74% and 5.63% for the three months ended March 31, 2018 and 3.90% and 4.73% for the three months ended March 31, 2017. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended March 31, 2018 and 2017 was $1.8 million and $1.6 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At March 31, 2018, our combined total adjusted leverage ratio was 3.53 to 1.0 and our interest coverage ratio was 3.01 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of March 31, 2018. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

In addition, our Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under our Credit Agreement, the borrowers and the guarantors are in compliance with the financial covenants, the borrowing base (which includes 100% of cash on hand) exceeds the amount of outstanding credit extensions under the Working Capital Facility by at least $5.0 million, and at least $5.0 million in lender commitments are available to be drawn under the Working Capital Facility.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Refinancing

Our current $200 million credit facility matures in December of 2018 and had approximately $132.9 million outstanding at March 31, 2018. In March of 2018, we successfully negotiated commitments for a new revolving credit facility with our existing bank group with a term that extends three years after closing (closing currently targeted before the bank commitment letters expire in the second quarter of 2018).

To reduce leverage, we negotiated the sale of our Pecos, Texas saltwater disposal facility and used the $4.0 million of proceeds to repay principal on our credit facility in January of 2018. In April of 2018, we utilized $5.0 million of cash-on-hand to reduce outstanding borrowings on our credit facility and intend to use the proceeds from the sale of our Orla, Texas saltwater disposal facility (approximately $8.25 million) to reduce our borrowings under our Credit Agreement prior to our closing on the new credit facility anticipated in the second quarter of 2018. The new credit facility will have a maximum capacity of $90.0 million, with a $20.0 million accordion feature (for a total of $110.0 million). Under the new credit facility, we will be able to borrow up to 3.75 times our trailing twelve-month adjusted EBITDA (“TTM EBITDA”) (as adjusted EBITDA is defined in the credit agreement) at the time of closing for senior debt. Additionally, we may incur additional indebtedness other than the new credit facility, provided the pro forma senior secured leverage ratio may not exceed 3.25 times TTM EBITDA and the total borrowings may not exceed 4.75 times TTM EBITDA. As part of the refinancing, Holdings agreed to waive the omnibus fee to support us in the event leverage exceeds 3.75 times trailing twelve-month adjusted EBITDA during the term of the facility. The new credit facility will have customary covenants, including but not limited to a maximum senior leverage ratio of 4.0 times adjusted EBITDA, or 3.25 times senior secured leverage if additional debt not to exceed 1.5 times is incurred, and a minimum interest coverage ratio of 3.0 times adjusted EBITDA. The new facility will no longer have a required borrowing base calculation and borrowings under the new agreement will bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum or (ii) a LIBOR rate plus a margin of 2.5% to 4.0% per annum. The facility will also include a 50 basis point non-use fee consistent with the current facility, and no amortization will be required during the term. We have received commitment letters from banks for the full amount of the facility, and these commitment letters will remain in effect through May 31, 2018. We expect to borrow approximately $77.1 million on the new credit facility at closing prior to the lapsing of the commitment letters.

To successfully obtain commitments to refinance our existing credit facility, our lenders required that we materially de-leverage the Partnership. To ensure the successful refinancing, we received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity (the “PIPE”). The conflicts committee of our board of directors and their advisors negotiated and approved the final terms of the PIPE. The terms of the PIPE include standard and customary provisions for similar type arrangements and the proposed PIPE does not include any warrants, or require payment of any origination fees. The PIPE will have a conversion premium that is 15% greater than our common unit trailing closing price at the time of issuance. The holder of the preferred units will be entitled to receive quarterly distributions that represent an annual return of 9.5% on the investment. Of this 9.5% annual return, we will be required to pay at least 2.5% in cash and will have the option to pay the remaining 7.0% in kind (in the form of issuing additional preferred units) for the first 12 quarters after closing. After the third anniversary of the closing date, the holder of the preferred units will have the option to convert the preferred units into common units on a one-for-one basis. If certain conditions are met after the third anniversary of the closing date, we will have the option to cause the preferred units to convert to common units. After the third anniversary of the closing date, we will also have the option to redeem the preferred units.

We expect the proceeds from the PIPE and the use of cash on hand to reduce the outstanding balance on the Credit Agreement from $132.9 million at March 31, 2018 to approximately $77.1 million upon closing of the new credit facility. We believe the new credit facility will support our current business requirements. We expect to be able to maintain compliance with the financial ratios and other covenants specified in the new credit facility.

Holdings has continued to support us during the oil and gas economic downturn and provided sponsor support of $6.3 and $4.1 million during the years ended December 31, 2016 and 2017 respectively. The owners of Holdings, who collectively own approximately 64.0% of our common units, will waive the omnibus fee due from us, if needed, as required under the new credit facility in order to help us maintain compliance with the financial ratio covenants through the maturity date of the new credit agreement.

5. Income Taxes

The income tax expense reported in our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 differs from the statutory tax rates of 21% in 2018 and 35% in 2017 due to the fact that, as a partnership, we are generally not subject to U.S. federal income taxes. Our income tax provision relates primarily to our corporate subsidiary that services public utility customers, which is subject to U.S. federal income taxes, our Canadian subsidiary, which is subject to Canadian income taxes, and to certain state income taxes, including the Texas franchise tax.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

6. Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 1,182,600 common units. Certain of our directors and employees have been awarded Phantom Restricted Units under the terms of the LTIP. The fair value of the awards is determined based on the quoted market value of the publicly-traded common units at each grant date, adjusted for forfeiture discounts attributable to the units awarded. Compensation expense is recorded on a straight-line basis over the vesting period of the grant. We recorded expense of $0.2 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, related to the unit awards.

The following table summarizes the LTIP Unit activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Number of Units	Weighted Average Grant Date Fair Value / Unit	Number of Units	Weighted Average Grant Date Fair Value / Unit

Units at January 1	664,509	$8.42	573,902	$9.86
Units granted	16,668	$4.76	245,331	$7.16
Units vested	(54,306)	$13.14	(26,366)	$15.25
Units forfeited	(13,971)	$6.15	(9,328)	$9.50
Units at March 31	612,900	$8.00	783,539	$8.83

The majority of the common unit awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. Two grants, totaling 77,495 units, vest three years from the grant dates, contingent upon the recipient meeting certain performance targets. Total unearned compensation associated with the LTIP at March 31, 2018 was $2.8 million with an average remaining life of 2.0 years.

During April 2018, as part of our annual review process, we granted 376,816 Phantom Restricted Units to employees and directors.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

7. Related-Party Transactions

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the quarter ended March 31, 2017, Holdings provided sponsor support to us by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors. As part of our Refinancing (see Note 4 – Credit Agreement), Holdings agreed to waive the omnibus fee to support us in the event leverage exceeds 3.75 times our trailing twelve-month Adjusted EBITDA during the term of the facility.

Holdings incurred expenses of $0.9 million on our behalf during the three months ended March 31, 2017. These expenses are reported within General and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations.

We have also received a commitment from an affiliate of Holdings to invest in the PIPE, as discussed in Note 4.

Alati Arnegard, LLC

We provide management services to Alati Arnegard, LLC ("Arnegard"), an entity that we hold a 25% equity interest. Management fee revenue earned from Arnegard totaled $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Accounts receivable from Arnegard were $0.2 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively, and are included in Trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified minority-owned inspection firm affiliated with one of Holdings' owners.  CF Inspection serves energy companies that require a minority-owned vendor.  We own 49% of CF Inspection and Cynthia A. Field, the daughter of Charles C. Stephenson, Jr., owns the remaining 51% of CF Inspection.  For the three months ended March 31, 2018, CF Inspection represented approximately 2.8% of our consolidated revenue.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Earnings per Unit and Cash Distributions

Earnings Per Unit

Our net income (loss) is attributable and allocable to three ownership types: (1) our noncontrolling interests in certain subsidiaries, (2) our General Partner and (3) our common unitholders.  Income attributable to noncontrolling interests represent 49% of the income (loss) generated by Brown and 51% of the income (loss) generated by CF Inspection. Income attributable to the General Partner includes expenses incurred by Holdings and not charged to us. Income attributable to common units represents our remaining net income (loss), after consideration of amounts attributable to noncontrolling interests and to the General Partner; such amounts were allocated to common units ratably based on the weighted-average number of such units outstanding during the relevant time period. In February 2017, all of the then-outstanding subordinated units converted to common units. Since the subordinated units did not share in the distribution of cash generated subsequent to December 31, 2016, we did not allocate any income or loss subsequent to that date to the subordinated units.

Diluted net income (loss) per common unit includes the dilutive impact of unvested unit awards granted as share-based compensation to employees and directors. Such awards had no dilutive effect during the three months ended March 31, 2017, as we incurred a net loss attributable to limited partners during that period.

Cash Distributions

The following table summarizes the cash distributions declared and paid, or expected to be paid, to our limited partners since our IPO.

Payment Date	Per Unit Cash Distributions	Total Cash Distributions	Total Cash Distributions to Affiliates (a)
		(in thousands)
Total 2014 Distributions	$1.104646	$13,064	$8,296
Total 2015 Distributions	1.625652	19,232	12,284
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 13, 2017	0.210000	2,495	1,606
August 12, 2017	0.210000	2,495	1,607
November 14, 2017	0.210000	2,497	1,608
Total 2017 Distributions	1.036413	12,310	7,928

February 14, 2018	0.210000	2,498	1,599
May 15, 2018 (b)	0.210000	2,506	1,604
Total 2018 Distributions (through May 15, 2018)	0.420000	5,004	3,203

Total Distributions (through May 15, 2018 since IPO)	$5.812363	$68,868	$44,125

(a)	Approximately 64.0% of the Partnership’s outstanding units at March 31, 2018 were held by affiliates.
(b)	First quarter 2018 distribution was declared and will be paid in the second quarter of 2018.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Commitments and Contingencies

Security Deposits

We have various performance obligations which are secured with short-term security deposits of $0.6 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively, included in Prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

We have employment agreements with certain executives. These agreements provide for minimum annual compensation for specified terms, after which employment will continue on an “at will” basis. Certain agreements provide for severance payments in the event of specified termination of employment. At March 31, 2018, the aggregate commitment for future compensation and severance was approximately $0.6 million.

Compliance Audit Contingencies

Certain customer master service agreements (“MSAs”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, the MSAs may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing. As of March 31, 2018 and December 31, 2017, there have been no reserves established for compliance audit contingencies.

Legal Proceedings

On October 5, 2017, a former inspector for TIR LLC and Cypress Energy Management - TIR, LLC ("CEM TIR") filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff subsequently withdrew his action and filed a similar action in Oklahoma State Court, District of Tulsa County. The plaintiff alleges he was a non-exempt employee of TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. No estimate of potential loss can be determined at this time and TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims. On March 28, 2018, the court granted a joint stipulation of dismissal without prejudice in regards to TIR LLC and Cypress Energy Partners – Texas, LLC, as neither of those parties were employers of the plaintiff or the putative class members during the time period that is the subject of the lawsuit. As a result of such dismissal, none of our subsidiaries are parties to the lawsuit.

10. Sale of Saltwater Disposal Facility

In January 2018, we sold Cypress Energy Partners – Pecos SWD, LLC (“Pecos”), which owns our saltwater disposal facility in Pecos, Texas, to an unrelated party. We received $4.0 million of cash proceeds and a royalty interest in the future revenues of the facility. We have treated this as a sale of a business and will record the royalties in the periods in which they are received.  We recorded a gain on this transaction of $1.8 million, which represents the cash proceeds less the net book value of assets sold. This gain, net of $0.1 million of charges related to the abandonment of a capital expansion project is presented within Gain on asset disposals, net on the Unaudited Condensed Consolidated Statements of Operations. Upon completion of the sale, we used the cash proceeds from the sale to repay $4.0 million of outstanding borrowings under our Credit Agreement.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The assets and liabilities of Pecos are presented as held for sale in the December 31, 2017 Unaudited Condensed Consolidated Balance Sheet. Included in the Assets held for sale is approximately $2.0 million of allocated goodwill, which we calculated based on the estimated fair value of the Pecos facility relative to the estimated fair value of the Water Services segment as a whole. The following table summarizes the components of assets and liabilities held for sale at December 31, 2017 (in thousands):

Assets:
Current assets	$84
Property and equipment - net	104
Goodwill	1,984
$2,172
Liabilities:
Accounts payable and accrued liabilites	$79
Asset retirement obligation	18
$97

The Pecos facility generated revenues of $0.2 million and operating income of approximately $0.1 million during the three months ended March 31, 2017.

11. Subsequent Event

In May 2018, we sold our subsidiary that owns a saltwater disposal facility in Orla, Texas to an unrelated party for $8.25 million.  We plan to use the proceeds to repay $8.25 million of outstanding borrowings under our Credit Agreement.

12. Reportable Segments

Our operations consist of three reportable segments: (i) Pipeline Inspection, (ii) Integrity Services and (iii) Water Services.

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

Integrity Services – This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, and to pipeline construction companies located throughout the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope, and duration of the projects.  Revenue during the three months ended March 31, 2018 included $0.3 million associated with additional billings on a project that we completed in the fourth quarter of 2017 (we recognized the revenue upon receipt of customer acknowledgment of the additional fees.)

Water Services – This segment includes the operations of saltwater disposal facilities (nine facilities during the three months ended March 31, 2018, and ten facilities during the three months ended March 31, 2017), fees related to the management of a third party saltwater disposal facility, as well as an equity ownership in one managed facility. We aggregate these operating entities for reporting purposes as they have similar long-term economic characteristics and have centralized management and processing. Segment results are driven primarily by the volumes of produced water and flowback water we inject into our saltwater disposal facilities and the fees we charge for our services. These fees are charged on a per barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water.

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

	Pipeline Inspection	Integrity Services	Water Services	Other	Total
	(in thousands)
Three months ended March 31, 2018
Revenue	$57,967	$4,350	$2,509	$—	$64,826
Costs of services	52,480	3,157	1,060	—	56,697
Gross margin	5,487	1,193	1,449	—	8,129
General and administrative	3,759	545	836	315	5,455
Depreciation, amortization and accretion	573	158	403	—	1,134
Impairments	—	—	—	—	—
(Gain) loss on asset disposal, net	—	—	(1,709)	—	(1,709)
Operating income (loss)	$1,155	$490	$1,919	$(315)	3,249
Interest expense, net					(1,956)
Losses on foreign currency					(334)
Other, net					82
Net income before income tax expense					$1,041

Three months ended March 31, 2017
Revenue	$62,148	$696	$1,878	$—	$64,722
Costs of services	56,601	904	888	—	58,393
Gross margin	5,547	(208)	990	—	6,329
General and administrative	3,254	446	218	1,192 (a)	5,110
Depreciation, amortization and accretion	599	157	415	—	1,171
Impairments	1,329	1,581	688	—	3,598
Operating income (loss)	$365	$(2,392)	$(331)	$(1,192)	(3,550)
Interest expense, net					(1,709)
Other, net					45
Net loss before income tax expense					$(5,214)

Total Assets
March 31, 2018	$123,063	$11,161	$40,272	$(13,135)	$161,361

December 31, 2017	$124,669	$10,481	$41,693	$(13,640)	$163,203

(a)	Amount includes $0.9 million of allocated general and administrative expenses incurred by Holdings but not charged to us. For the three months ended March 31, 2017, Holdings waived the administrative fee specified in the omnibus agreement.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

13. Condensed Consolidating Financial Information

We may issue debt securities that would be fully and unconditionally guaranteed, jointly and severally by certain guarantor subsidiaries. There are no restrictions on our ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries. The following financial information reflects consolidating financial information of the Partnership and its wholly-owned guarantor subsidiaries and non-guarantor subsidiaries for the periods indicated. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of financial position, results of operations, or cash flows had the guarantor subsidiaries or non-guarantor subsidiaries operated as independent entities. We have not presented separate financial and narrative information for each of the guarantor subsidiaries or non-guarantor subsidiaries because we believe such financial and narrative information would not provide any additional information that would be material in evaluating the financial sufficiency of the guarantor subsidiaries and non-guarantor subsidiaries to guarantee any debt securities.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet
As of March 31, 2018
(in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$37	$17,458	$8,645	$—	$26,140
Trade accounts receivable, net	—	34,983	5,813	(721)	40,075
Accounts receivable - affiliates	—	18,488	—	(18,488)	—
Prepaid expenses and other	476	1,047	21	—	1,544
Total current assets	513	71,976	14,479	(19,209)	67,759
Property and equipment:
Property and equipment, at cost	—	22,042	3,090	—	25,132
Less: Accumulated depreciation	—	8,268	1,747	—	10,015
Total property and equipment, net	—	13,774	1,343	—	15,117
Intangible assets, net	—	21,070	3,727	—	24,797
Goodwill	—	51,928	1,467	—	53,395
Investment in subsidiaries	27,253	(2,898)	—	(24,355)	—
Notes receivable - affiliates	—	13,740	—	(13,740)	—
Other assets	88	186	19	—	293
Total assets	$27,854	$169,776	$21,035	$(57,304)	$161,361

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,545	$1,490	$(693)	$5,342
Accounts payable - affiliates	15,758	—	6,454	(18,487)	3,725
Accrued payroll and other	40	9,863	417	(29)	10,291
Income taxes payable	—	677	50	—	727
Current portion of long-term debt	(453)	127,400	5,500	—	132,447
Total current liabilities	15,345	142,485	13,911	(19,209)	152,532
Notes payable - affiliates	—	—	13,740	(13,740)	—
Asset retirement obligations	—	143	—	—	143
Total liabilities	15,345	142,628	27,651	(32,949)	152,675

Owners’ equity:
Total partners’ capital	8,356	22,995	(6,616)	(20,202)	4,533
Non-controlling interests	4,153	4,153	—	(4,153)	4,153
Total owners’ equity	12,509	27,148	(6,616)	(24,355)	8,686
Total liabilities and owners’ equity	$27,854	$169,776	$21,035	$(57,304)	$161,361

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Consolidating Balance Sheet
As of December 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$224	$14,920	$9,364	$—	$24,508
Trade accounts receivable, net	—	38,077	4,259	(643)	41,693
Accounts receivable - affiliates	—	19,249	—	(19,249)	—
Prepaid expenses and other	657	1,602	35	—	2,294
Assets held for sale	—	2,172	—	—	2,172
Total current assets	881	76,020	13,658	(19,892)	70,667
Property and equipment:
Property and equipment, at cost	—	19,673	3,027	—	22,700
Less: Accumulated depreciation	—	7,729	1,583	—	9,312
Total property and equipment, net	—	11,944	1,444	—	13,388
Intangible assets, net	—	21,614	3,863	—	25,477
Goodwill	—	51,930	1,505	—	53,435
Investment in subsidiaries	28,280	(3,155)	—	(25,125)	—
Notes receivable - affiliates	—	13,821	—	(13,821)	—
Other assets	—	209	27	—	236
Total assets	$29,161	$172,383	$20,497	$(58,838)	$163,203

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,401	$1,069	$(713)	$3,757
Accounts payable - affiliates	15,824	—	6,598	(19,249)	3,173
Accrued payroll and other	1	8,761	277	70	9,109
Liabilities held for sale	—	97	—	—	97
Income taxes payable	—	591	55	—	646
Current portion of long-term debt	(607)	131,400	5,500	—	136,293
Total current liabilities	15,218	144,250	13,499	(19,892)	153,075
Notes payable - affiliates	—	—	13,821	(13,821)	—
Asset retirement obligations	—	143	—	—	143
Total liabilities	15,218	144,393	27,320	(33,713)	153,218

Commitments and contingencies - Note 10

Owners’ equity:
Total partners’ capital	10,019	24,066	(6,823)	(21,201)	6,061
Non-controlling interests	3,924	3,924	—	(3,924)	3,924
Total owners’ equity	13,943	27,990	(6,823)	(25,125)	9,985
Total liabilities and owners’ equity	$29,161	$172,383	$20,497	$(58,838)	$163,203

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$59,795	$6,850	$(1,819)	$64,826
Costs of services	—	52,909	5,607	(1,819)	56,697
Gross margin	—	6,886	1,243	—	8,129

Operating costs and expense:
General and administrative	315	4,534	606	—	5,455
Depreciation, amortization and accretion	—	974	160	—	1,134
Gain on asset disposals, net	—	(1,709)	—	—	(1,709)
Operating income (loss)	(315)	3,087	477	—	3,249

Other income (expense):
Equity earnings (loss) in subsidiaries	1,598	339	—	(1,937)	—
Interest expense, net	(235)	(1,491)	(230)	—	(1,956)
Foreign currency losses	—	(81)	(253)	—	(334)
Other, net	—	66	16	—	82
Net income (loss) before income tax expense	1,048	1,920	10	(1,937)	1,041
Income tax expense (benefit)	—	87	(6)	—	81
Net income (loss)	1,048	1,833	16	(1,937)	960

Net income attributable to noncontrolling interests	—	235	—	—	235
Net income (loss) attributable to limited partners	$1,048	$1,598	$16	$(1,937)	$725

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue	$—	$49,669	$16,420	$(1,367)	$64,722
Costs of services	—	44,099	15,661	(1,367)	58,393
Gross margin	—	5,570	759	—	6,329

Operating costs and expense:
General and administrative	1,192	3,014	904	—	5,110
Depreciation, amortization and accretion	—	995	176	—	1,171
Impairments	—	688	2,910	—	3,598
Operating income (loss)	(1,192)	873	(3,231)	—	(3,550)

Other income (expense):
Equity earnings (loss) in subsidiaries	(1,667)	(2,498)	—	4,165	—
Interest expense, net	(225)	(1,288)	(196)	—	(1,709)
Other, net	—	37	8	—	45
Net income (loss) before income tax expense	(3,084)	(2,876)	(3,419)	4,165	(5,214)
Income tax benefit	—	(44)	(249)	—	(293)
Net income (loss)	(3,084)	(2,832)	(3,170)	4,165	(4,921)

Net loss attributable to noncontrolling interests	—	(1,165)	—	—	(1,165)
Net income (loss) attributable to controlling interests	(3,084)	(1,667)	(3,170)	4,165	(3,756)

Net loss attributable to general partner	(921)	—	—	—	(921)
Net income (loss) attributable to limited partners	$(2,163)	$(1,667)	$(3,170)	$4,165	$(2,835)

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$1,048	$1,833	$16	$(1,937)	$960
Other comprehensive income (loss) - foreign currency translation	—	126	(24)	—	102

Comprehensive income (loss)	$1,048	$1,959	$(8)	$(1,937)	$1,062

Comprehensive income attributable to noncontrolling interests	—	235	—	—	235
Comprehensive income (loss) attributable to controlling interests	$1,048	$1,724	$(8)	$(1,937)	$827

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$(3,084)	$(2,832)	$(3,170)	$4,165	$(4,921)

Other comprehensive income (loss) - foreign currency translation	—	(57)	118	—	61

Comprehensive income (loss)	$(3,084)	$(2,889)	$(3,052)	$4,165	$(4,860)

Comprehensive (loss) attributable to noncontrolling interests	—	(1,165)	—	—	(1,165)
Comprehensive (loss) attributable to general partner	(921)	—	—	—	(921)
Comprehensive income (loss) attributable to controlling interests	$(2,163)	$(1,724)	$(3,052)	$4,165	$(2,774)

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$1,048	$1,833	$16	$(1,937)	$960
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	1,116	302	—	1,418
Gain on asset disposal	—	(1,709)	—	—	(1,709)
Interest expense from debt issuance cost amortization	153	—	—	—	153
Equity-based compensation expense	212	—	—	—	212
Equity in earnings of investee	—	(36)	—	—	(36)
Distributions from investee	—	63	—	—	63
Equity earnings in subsidiaries	(1,598)	(339)	—	1,937	—
Foreign currency losses	—	81	253	—	334
Changes in assets and liabilities:
Trade accounts receivable	—	3,046	(1,559)	78	1,565
Receivables from affiliates	—	761	—	(761)	—
Prepaid expenses and other	93	630	20	(81)	662
Accounts payable and accrued payroll and other	(26)	1,712	529	764	2,979
Income taxes payable	—	86	(4)	—	82
Net cash provided by (used in) operating activities	(118)	7,244	(443)	—	6,683

Investing activities:
Proceeds from fixed asset disposals	—	3,957	—	—	3,957
Purchases of property and equipment	—	(1,989)	(69)	—	(2,058)
Net cash provided by (used in) investing activities	—	1,968	(69)	—	1,899

Financing activities:
Repayments of long-term debt	—	(4,000)	—	—	(4,000)
Taxes paid related to net share settlement of equity-based compensation	(69)	—	—	—	(69)
Distributions from subsidiaries	2,498	(2,490)	(8)	—	—
Distributions to limited partners	(2,498)	—	—	—	(2,498)
Distributions to noncontrolling members	—	—	(6)	—	(6)
Net cash used in financing activities	(69)	(6,490)	(14)	—	(6,573)

Effects of exchange rates on cash	—	(184)	(193)	—	(377)

Net increase (decrease) in cash and cash equivalents	(187)	2,538	(719)	—	1,632
Cash and cash equivalents, beginning of period	224	14,920	9,364	—	24,508
Cash and cash equivalents, end of period	$37	$17,458	$8,645	$—	$26,140

Non-cash items:
Accrued capital expenditures	$—	$1,106	$—	$—	$1,106

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(3,084)	$(2,832)	$(3,170)	$4,165	$(4,921)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	—	1,122	311	—	1,433
Impairments	—	688	2,910	—	3,598
Loss on asset disposal	—	11	—	—	11
Interest expense from debt issuance cost amortization	146	—	—	—	146
Equity-based compensation expense	357	—	—	—	357
Equity in earnings of investee	—	(34)	—	—	(34)
Equity earnings in subsidiaries	1,667	2,498	—	(4,165)	—
Deferred tax benefit, net	—	(8)	(348)	—	(356)
Non-cash allocated expenses	921	—	—	—	921
Changes in assets and liabilities:
Trade accounts receivable	—	1,973	(2,711)	(117)	(855)
Receivables from affiliates	—	1,555	—	(1,555)	—
Prepaid expenses and other	—	(120)	(6)	(19)	(145)
Accounts payable and accrued payroll and other	70	1,291	155	1,691	3,207
Income taxes payable	—	(44)	33	—	(11)
Net cash provided by (used in) operating activities	77	6,100	(2,826)	—	3,351

Investing activities:
Proceeds from fixed asset disposals	—	2	—	—	2
Purchases of property and equipment	—	(298)	—	—	(298)
Net cash used in investing activities	—	(296)	—	—	(296)

Financing activities:
Distributions from subsidiaries	4,823	(4,815)	(8)	—	—
Distributions to limited partners	(4,823)	—	—	—	(4,823)
Distributions to noncontrolling members	—	—	(8)	—	(8)
Taxes paid related to net share settlement of equity-based compensation	(77)	—	—	—	(77)
Net cash used in financing activities	(77)	(4,815)	(16)	—	(4,908)

Effects of exchange rates on cash	—	(44)	(17)	—	(61)

Net increase (decrease) in cash and cash equivalents	—	945	(2,859)	—	(1,914)
Cash and cash equivalents, beginning of period	695	20,251	5,747	—	26,693
Cash and cash equivalents, end of period	$695	$21,196	$2,888	$—	$24,779

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection (“Pipeline Inspection”) segment is comprised of our investment in the TIR Entities; (2) our Integrity Services (“Integrity Services”) segment, made up of our 51% ownership investment in Brown Integrity, LLC and; (3) our Water Services (Water Services”) segment, comprised of our investments in various saltwater disposal facilities and activities related thereto. The financial information for Pipeline Inspection, Integrity Services and Water Services included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2017.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry. We provide independent pipeline inspection and integrity services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors in our Pipeline Inspection and Integrity Services segments throughout the United States and Canada. The Pipeline Inspection segment is comprised of the operations of the TIR Entities and the Integrity Services segment is comprised of the operations of Brown. We also provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Water Services segment. As of March 31, 2018, we operate nine saltwater disposal facilities, eight of which are located in the Bakken Shale region of the Williston Basin in North Dakota and one of which is located in the Permian Basin in West Texas. We also have a management agreement in place to provide staffing and management services to a saltwater disposal facility in the Bakken Shale region (a facility in which we own a 25% interest). Water Services customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of March 31, 2018, Holdings owns approximately 58.3% of us, while affiliates of Holdings own approximately 5.7% of us, for a total ownership percentage in us of approximately 64.0% by Holdings and its affiliates. Holdings’ ownership group also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”).

Omnibus Agreement

We are party to an amended and restated omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers of our General Partner, and payroll services for substantially all employees required to manage and operate our businesses. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the quarter ended March 31, 2017, Holdings provided sponsor support to us by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of our initial public offering ("IPO") and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of our IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Holdings incurred expenses of $0.9 million on our behalf during the three months ended March 31, 2017. These expenses are reported within General and administrative in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Pipeline Inspection

We generate revenue in the Pipeline Inspection segment primarily by providing inspection services on midstream pipelines, gathering systems and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ midstream pipelines, gathering and distribution systems, and the legal and regulatory requirements relating to the inspection and maintenance of those assets. We charge our customers on a per-inspector basis, including per diem charges, mileage, and other reimbursement items.

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

Water Services

We generate revenue in the Water Services segment primarily by treating flowback and produced water and injecting the saltwater into our saltwater disposal facilities. Our results are driven primarily by the volumes of produced water and flowback water we inject into our saltwater disposal facilities and the fees we charge for these services. These fees are charged on a per-barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the water. We also generate revenue managing a saltwater disposal facility for a fee.

The volumes of saltwater disposed at our saltwater disposal facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling and production volumes from wells located near our facilities. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the current and projected prices of oil, natural gas, and natural gas liquids (“NGLs”), the cost to drill and operate a well, the availability and cost of capital, and environmental and governmental regulations. We generally expect the level of drilling to correlate with long-term trends in prices of oil, natural gas, and NGLs.

Approximately 5% and 8% of our revenue for the three months ended March 31, 2018 and 2017, respectively, in the Water Services segment was derived from sales of residual oil recovered during the saltwater treatment process. Our ability to recover residual oil is dependent upon the residual oil content in the saltwater  we treat, which is, among other things, a function of water type, chemistry, source, and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater  prior to delivering such saltwater  to us for treatment.

Outlook

Overall

During the first quarter of 2018, we continued to improve our gross margins and more efficiently managed our working capital requirements. Customer spending continues to improve, and numerous new projects have been announced by several clients that should benefit us later this year. Demand remains strong for inspection and integrity services. Pipeline Inspection and Integrity Services represented approximately 96% of our revenues and approximately 82% of our gross margin.

We continue to benefit from higher rig counts, well counts, well completions and higher oil prices.  Revenues from our 51%-owned Integrity Services segment were much greater this quarter than the first quarter of 2017 and revenues from our Water Services segment were approximately 34% greater this quarter than in the first quarter of 2017, despite the sale of our Pecos saltwater disposal facility. Additionally, in May 2018, we completed a sale of our Orla, Texas saltwater disposal facility and intend to apply the proceeds of this sale against our outstanding Credit Agreement, thereby reducing the amount of equity funding required to deleverage the partnership. The Orla saltwater disposal facility was struck by lightning in early 2017 and contributed very minimally to our EBITDA or cash flow over the last fifteen months. After the sale of both our Pecos and Orla saltwater disposal facilities in the Permian basin, we now solely operate our Water Services segment in the Bakken region of North Dakota, where we believe we have better economies of scale to operate more efficiently. We currently operate nine facilities in North Dakota. Approximately 47% of our water disposal volumes for the first quarter were received via seven different pipelines, with additional pipelines currently under development. During the three months ended March 31, 2018, approximately 95% of our water was produced water from completed oil wells.

Our ownership interests remain fully aligned with our unitholders, as our General Partner and insiders collectively own an approximate 64% ownership interest in us. We continue to believe that a stronger pro forma balance sheet with less debt, as the result of the contemplated preferred equity ("PIPE") transaction or another strategic transaction, will allow us to both support the current distribution and ultimately position us to begin growing the distribution again.

Refinancing

In April 2018, we obtained an additional $10.0 million in commitments under our proposed new credit facility. Last quarter, we announced that we had retained a financial advisor to shop the market to determine if more favorable private investment in public equity terms could be obtained from an independent third party than such terms that could be obtained from an affiliate, and to explore strategic alternatives to determine if any more attractive transformational opportunities exist. We have completed the first phase of this process and will advance these processes toward the next round of discussions. We plan to complete this process during the second quarter of 2018 and plan to refinance our borrowings and execute the PIPE before the bank commitments expire. Regardless of the outcome of these discussions, after our refinancing, we should substantially lower leverage which should, in turn, significantly reduce interest expense, improve distributable cash flow, and position us to increase the size of our credit facility when we find a suitable acquisition opportunity. Please see the Refinancing section of Footnote 4 to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our planned refinancing.

Pipeline Inspection Services

Demand is once again growing for our Pipeline Inspection and Integrity Services segments. We operate in a very large market, with well over 1,000 customer prospects who require federally and/or state-mandated inspection and integrity services. During the first quarter of 2018 we added 6 new customers.

A Stifel energy research analyst recently published the following multi-year pipeline industry update that is summarized below:

●	2018 Forecast: Stifel is tracking $38.5 billion of pipeline/midstream infrastructure spending proposed for 2018. On a probability-weighted basis, Stifel forecasts all-in potential 2018 spending of $33.1 billion, or a 30.2% increase year over year. If only highest confidence Tier 1 projects were to move forward, this would produce 13.7% year-to-year growth. Layering in moderate confidence Tier 2 projects, the growth forecast rises to 25.3%.

●	2019 and beyond: Stifel anticipates 2019 spending will reflect growth over 2018 levels. Given that Stifel's projections only include announced, named pipeline projects, Stifel's tracker currently reflects a decline in proposed activity in 2019 and 2020. This is a function of the timing of project announcements, and is expected to rise throughout 2018. Virtually every industry contact and source along the supply chain, including equipment providers, engineers and construction sources, suggest that 2019 could show continued growth from the record activity of 2018.

●	Bidding and award activity is accelerating following delays related to the lack of a quorum at FERC. During the first half of 2017, the Federal Energy Regulatory Commission (“FERC”) lacked a quorum for roughly 6 months, which delayed large project approval. The FERC's quorum was re-established on August 10, 2017, with the swearing-in of Robert Powelson. At the time FERC's quorum was re-established, it was estimated that approximately $14 billion of pipeline projects had been backlogged. FERC is beginning to take action on the queue, with NEXUS, Atlantic Coast, and the Mountain Valley Pipelines approved in October of 2017.

●	Continued growth in the award of large pipeline projects. Stifel is tracking nearly $30 billion in projects that could be awarded over the next approximately 12 months and believes that at least $4.5 billion worth of projects are currently out to bid. This could result in additional large pipeline project awards for contractors throughout 2018, which would benefit our inspection and integrity segments. Developers are concerned about procuring quality construction partners, given that the industry is likely to reach full utilization in 2018. This generally bodes well for contractor pricing, terms, and conditions, which could then result in favorable pricing, terms and conditions for us.

Our continued focus remains on both maintenance and integrity work on existing pipelines as well as work on new projects. The majority of our existing and potential customers are once again investing in their businesses following a difficult economic downturn. We continue to focus on new lines of business to serve our existing customers, including mechanical integrity and pipeline decontamination services. The majority of our clients are public, investment-grade companies with long planning cycles that lead to healthy backlogs of new long-term projects and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that, regardless of low commodity prices or low oil demand, our customers will still require our regulatory inspection services.  Therefore,  the Pipeline Inspection business is more insulated from changes in commodity prices in the near term than has been the case in the past. However, a prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services as was the case in recent years.

Integrity Services

Brown, our 51% owned hydrotesting business unit, has seen a significant improvement in its utilization rates. Brown had a difficult year in 2016, which forced us to implement aggressive measures to manage and reduce its cost structure. We believe our new strategy is working and we plan to continue to focus on the potential synergies that may develop between this segment and our other current customers, as well as the growth and nurturing of Brown’s historical, ongoing business. Brown operated in only 13 states during 2016, compared with 40 states that the TIR Entities (through our Pipeline Inspection segment) operated in throughout 2017. In 2017, Brown worked in 15 states and has successfully obtained new business from TIR relationships. Brown’s revenues and EBITDA improved in the first quarter of 2018 compared to the fourth quarter of 2017. Brown's current backlog is smaller than it has been in recent months, therefore we expect to experience a decrease in revenues in the second quarter of 2018 compared to the revenues generated in the first quarter of 2018.  Nonetheless, Brown continues to enjoy an excellent reputation in the industry and has a substantial amount of new work that it is currently bidding to win.

Water Services

Our Water Services segment disposed of 3.1 million barrels during the first quarter of 2018, which was similar to our volumes in the fourth quarter of 2017 (exclusive of the volumes relating to our Pecos, Texas facility, which was sold in January 2018). Our average revenue per barrel increased to $0.82 (inclusive of water disposal, oil reclamation, and management fees), due in part to an increase in revenues associated with the gathering system that we placed into service in January 2018, as well as management fees associated with a transition services agreement related to the sale of the Pecos facility. Drilling activity has improved dramatically following the downturn and the lows that occurred in May 2016. Baker Hughes North America Rotary Rig Count had the following information as of April 27, 2018:

●	Thel US rig count totaled 1,021, including 452 in the Permian basin and 56 in the Williston basin of the Bakken;

●	The U.S. rig count has increased approximately 153%, or 617 rigs, from the May 2016 trough of 404 rigs; and

●	The U.S. rig count remains down 47%, or 910 rigs, from the September 2014 peak of 1,931 rigs.

Crude oil prices have also increased, and in May 2018 NYMEX Near Month crude exceeded $67.00 per barrel. The decline in the market price of crude oil that began in the second half of 2014 has had an adverse impact on our volumes and revenues over the last three years. The resultant slowdown in exploration and production activity led to lower new drilling activity, volumes, and commodity prices from sales of crude oil we recover from the water we process. In addition, many of our E&P customers requested pricing concessions to help them cope with the lower commodity prices and the market became over supplied relative to activity levels. In the majority of the basins in the country, new saltwater  disposal facilities were developed to support previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess saltwater  disposal facility supply relative to current demand in many locations, including the Bakken and the Permian that, in turn, has led to aggressive pricing.

We have always focused on produced water and piped water whenever possible instead of trucked flowback water and therefore, we believe we have been less impacted than many of our competitors. During the first quarter of 2018, 95% of our volumes were produced water, of which, 49% was delivered via pipelines. We continue to focus on piped water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production.

We continue to actively pursue the right acquisition opportunities with the same discipline that protected us during a heated market in 2014 and 2013 that drove up valuations to unsustainable levels leading to many bankruptcies and restructurings. We also continue to evaluate and compete for some interesting opportunities for pipelines and new saltwater  disposal facilities directly with E&P companies seeking to monetize their midstream assets or minimize their spending on infrastructure required to support their production.

In January of 2017, our Orla, Texas facility was struck by lightning, and the resultant fire destroyed the surface facilities. The downhole facilities were not damaged and we had insurance covering the surface facilities with a reasonable deductible. We do not carry business interruption insurance given its costs, waiting periods, and coverages. Within two weeks, the facility reopened with temporary surface facilities and we continued to take both piped and trucked water with these temporary facilities. In May 2018, we completed the rebuild of the surface equipment.

In July of 2017, we experienced a lightning strike at our Grassy Butte salt water disposal facility that initiated a fire that destroyed the surface storage equipment at the facility. It did not damage our pumps, electrical, housing, office, or downhole facilities. We had insurance covering the surface facilities with a reasonable deductible. We have begun the rebuild of the Grassy Butte facility and expect to reopen it in the second quarter of 2018.

In January of 2018, we sold our subsidiary that owned a saltwater  disposal facility in Pecos, Texas to an unrelated party. We received $4.0 million of cash proceeds and a perpetual royalty interest in the future revenues of the facility. In May of 2018, we sold our subsidiary that owns a saltwater disposal facility in Orla, Texas to an unrelated party for $8.25 million.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues	$64,826	$64,722
Costs of services	56,697	58,393
Gross margin	8,129	6,329

Operating costs and expense:
General and administrative - segment	5,140	3,918
General and administrative - corporate	315	1,192
Depreciation, amortization and accretion	1,134	1,171
Impairments	—	3,598
Gain on asset disposals	(1,709)	—
Operating income (loss)	3,249	(3,550)

Other income (expense):
Interest expense, net	(1,956)	(1,709)
Foreign currency losses	(334)	—
Other, net	82	45
Net income (loss) before income tax expense	1,041	(5,214)
Income tax expense (benefit)	81	(293)
Net income (loss)	960	(4,921)

Net income (loss) attributable to noncontrolling interests	235	(1,165)
Net income (loss) attributable to partners / controlling interests	725	(3,756)

Net loss attributable to general partner	—	(921)
Net income (loss) attributable to limited partners	$725	$(2,835)

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segments below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative - corporate decreased by $0.9 million for the period ended March 31, 2018 compared to the prior year, due primarily to the waiving of the $1.0 million quarterly administrative fee due to Holdings in the three months ended March 31, 2017. Amounts in the three months ended March 31, 2017 include $0.9 million of expenses incurred by Holdings on our behalf that they elected not to charge us. During the three months ended March 31, 2018, we paid this $1.0 million administrative fee, and this expense is reported in General and administrative – segment in the table above ($0.7 million of which was allocated to the Pipeline Inspection segment and $0.3 million of which was allocated to the Water Services segment).

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense increased from 2017 to 2018, primarily due to an increase in interest rates. Average debt outstanding during the three months ended March 31, 2018 and 2017 was $133.3 million and $136.9 million, respectively. The average interest rate on our borrowings increased from 4.33% in the quarter ended March 31, 2017 to 5.15% in the quarter ended March 31, 2018.

Foreign currency losses. Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Unaudited Condensed Consolidated Balance Sheets. Beginning April 1, 2017, we report currency translation adjustments on these intercompany payables and receivables within Foreign currency losses in our Unaudited Condensed Statements of Operations. The net foreign currency losses during the three months ended March 31, 2018 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar.

Other, net. Other income includes income associated with our 25% interest in a saltwater  disposal facility, which we account for under the equity method.

Income tax expense (benefit). Income tax expense (benefit) includes income taxes related to two of our taxable corporate subsidiaries in the United States and one taxable corporate subsidiary in Canada in our Pipeline Inspection and Integrity Services segments, as well as business activity, gross margin, and franchise taxes incurred in certain states. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. Our taxable entities (as described above) incurred net losses in the first quarter of 2017, which generated a tax benefit in the first quarter of 2017.

Net income (loss) attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in Net income (loss) attributable to noncontrolling interest in our Unaudited Condensed Consolidated Statements of Operations.

Net loss attributable to general partner. Under our omnibus agreement with Holdings, Holdings is entitled to charge us a quarterly fee of $1.0 million for administrative services. For the three months ended March 31, 2017, Holdings elected to waive this administrative fee. The $0.9 million Net loss attributable to general partner during the three months ended March 31, 2017 represents the expense that Holdings incurred on our behalf. During the three months ended March 31, 2018, Holdings charged this administrative fee to us, pursuant to the omnibus agreement.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of the Pipeline Inspection segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$57,967		$62,148		$(4,181)	(6.7)%
Costs of services	52,480		56,601		(4,121)	(7.3)%
Gross margin	5,487	9.5%	5,547	8.9%	(60)	(1.1)%

General and administrative	3,759	6.5%	3,254	5.2%	505	15.5%
Depreciation, amortization and accretion	573	1.0%	599	1.0%	(26)	(4.3)%
Impairments	—		1,329	2.1%	(1,329)	(100.0)%
Operating income	$1,155	2.0%	$365	0.6%	$790	216.4%

Operating Data
Average number of inspectors	1,030		1,083		(53)	(4.9)%
Average revenue per inspector per week	$4,377		$4,463		$(86)	(1.9)%

Revenue variance due to number of inspectors					$(2,983)
Revenue variance due to average revenue per inspector					$(1,198)

Revenue. Revenue decreased $4.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to a decrease in the average number of inspectors engaged (a decrease of 53 inspectors accounting for $3.0 million of the revenue decrease) and a decrease in the average revenue billed per inspector (accounting for $1.2 million of the revenue decrease). Revenue attributable to our U.S. operations increased $9.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to increased activity by our clients and increased business development efforts, including the expansion of the non-destructive examination business. This increase was offset by a decrease of $13.7 million in revenues attributable to our Canadian operations, due primarily to the loss of our largest Canadian customer in the second quarter of 2017 (this customer completed a bidding process and awarded new contracts to other service providers at rates that were lower than we were willing to accept).

The decline in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services. Competition remains intense in the industry, which continues to exert downward pressure on rates.

Costs of services. Costs of services decreased $4.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to fewer inspectors in the field, consistent with the decrease in revenue during the same period.

Gross margin. Gross margin decreased $0.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The gross margin percentage improved to 9.5% in 2018, compared to 8.9% in 2017. The increase in gross margin percentage is due to changes in the mix of services provided and the loss of low margin work that was generated in Canada. Also, during the three months ended March 31, 2018, we generated more revenues from our public utility and nondestructive examination service lines, which typically generate higher margins.

General and administrative. General and administrative expenses increased by $0.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to $0.7 million of expense associated with the administrative fee charged by Holdings, which was recorded by our Pipeline Inspection segment. During the three months ended March 31, 2017, Holdings waived this administrative fee. This increase was partially offset by a decrease of $0.2 million in general and administrative expenses related to our Canadian operations as a result of reduced business activity.

Depreciation and amortization. Depreciation and amortization expense during the three months ended March 31, 2018 was not significantly different from depreciation and amortization expense during the three months ended March 31, 2017.

Impairments. During the three months ended March 31, 2017, the largest customer of the Canadian subsidiary of our Pipeline Inspection segment completed a bid process and selected different service providers for its inspection contracts. In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million during the three months ended March 31, 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names.

Operating income. Operating income increased by $0.8 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to impairment charges of $1.3 million we recorded during the three months ended March 31, 2017, offset in part by our payment of the administrative fee charged by Holdings in the first quarter of 2018, which was waived in the first quarter of 2017.

Integrity Services

The following table summarizes the results of the Integrity Services segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$4,350		$696		$3,654	525.0%
Costs of services	3,157		904		2,253	249.2%
Gross margin	1,193	27.4%	(208)	(29.9)%	1,401	(673.6)%

General and administrative	545	12.5%	446	64.1%	99	22.2%
Depreciation, amortization and accretion	158	3.6%	157	22.6%	1	0.6%
Impairments	—		1,581	227.2%	(1,581)	(100.0)%
Operating income (loss)	$490	11.3%	$(2,392)	(343.7)%	$2,882	(120.5)%

Operating Data
Average number of field personnel	24		15		9	60.0%
Average revenue per field personnel per week	$14,097		$3,609		$10,488	290.6%
Revenue variance due to number of field personnel					$1,631
Revenue variance due to average revenue per field personnel					$2,023

Revenue. Revenue increased $3.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The Integrity Services segment won more bids for large projects during late 2017 than during late 2016, and as a result, employee utilization was significantly higher in the first quarter of 2018 than in the first quarter of 2017. The increase in successful bids was due to improving market conditions and to improved business development efforts. Revenue during the three months ended March 31, 2018 included $0.3 million associated with additional billings on a project that we completed in the fourth quarter of 2017 (we recognized the revenue upon receipt of customer acknowledgment of the additional fees).

Costs of services. Cost of services increased $2.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to an increase in revenues.

Gross margin. Gross margin increased approximately $1.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The employees of the Integrity Services segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are primarily variable costs). Because these employees were more fully utilized during the three months ended March 31, 2018, the gross margin percentage was higher.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. The increase in general and administrative expenses in the first quarter of 2018 compared to the first quarter of 2017 was due to modest increases in employee compensation and business development expenses (less than $0.1 million), as well as the fact that general and administrative expense in the first quarter of 2017 was reduced by the collection of a small account receivable on which we had previously recorded a valuation allowance (less than $0.1 million).

Depreciation and amortization. Depreciation and amortization expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the three months ended March 31, 2018 was not significantly different than depreciation and amortization expense during the three months ended March 31, 2017.

Impairments. During the three months ended March 31, 2017, we recorded a full impairment to the goodwill of the Integrity Services segment. Although we had recently won bids on a number of projects and our backlog had begun to improve, the improvement in the backlog had been slower than we had anticipated, and accordingly, we revised downward our expectations of the near-term operating results of the segment.

Operating income (loss). Operating income increased by $2.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to higher gross margins of $1.4 million and impairments recorded in the three months ended March 31, 2017 of $1.6 million.

Water Services

The following table summarizes the operating results of the Water Services segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$2,509		$1,878		$631	33.6%
Costs of services	1,060		888		172	19.4%
Gross margin	1,449	57.8%	990	52.7%	459	46.4%

General and administrative	836	33.3%	218	11.6%	618	283.5%
Depreciation, amortization and accretion	403	16.1%	415	22.1%	(12)	(2.9)%
Impairments	—		688	36.6%	(688)	(100.0)%
Gain on asset disposals, net	(1,709)	(68.1)%	—		(1,709)
Operating income (loss)	$1,919	76.5%	$(331)	(17.6)%	$2,250	(679.8)%

Operating Data
Total barrels of saltwater disposed	3,075		2,773		302	10.9%
Average revenue per barrel disposed (a)	$0.82		$0.68		$0.14	20.0%
Revenue variance due to barrels disposed					$—
Revenue variance due to revenue per barrel					$426

(a)	Average revenue per barrel disposed is calculated by dividing revenue (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenue. Revenue increased by $0.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to a 10.9% increase in the volume of salt water disposed. Volumes at our North Dakota facilities increased by 0.9 million barrels. Approximately 0.6 million barrels of this increase related to our Williams, North Dakota facility, due to an agreement with a customer that developed new producing wells in 2017 near our facility. During January 2018, we completed construction of a gathering system to this customer’s production fields. Increases in volumes at certain of our other North Dakota facilities as a result of increased customer activity were partially offset by a decreases in volumes of 0.2 million barrels at our Grassy Butte facility, which was struck by lightning in July of 2017. The resulting fire destroyed the surface equipment of this facility. We have begun rebuilding this facility and expect to reopen it in the second quarter of 2018. Volumes at our Texas facilities decreased by 0.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was due in part to the sale in early January 2018 of our Pecos facility, and due to the fact that our Orla facility has been operating on temporary equipment after a lightning strike and fire in January 2017 destroyed the surface equipment at that facility. We completed the rebuild of the Orla facility in May of 2018.

The average revenue per barrel increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due in part to increased revenues from our new gathering system and due in part to $0.1 million of management fees associated with a transition services agreement related to the sale of the Pecos, Texas facility.

Costs of services. Costs of services increased by $0.2 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due in part to approximately $0.1 million of expense associated with the cleanup and remediation of a saltwater spill at one of our facilities in North Dakota.

Gross margin. Gross margin increased $0.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to a $0.6 million increase in revenue, partially offset by a $0.2 million increase in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses increased by $0.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Of this increase, $0.3 million related to an administrative fee charged by Holdings (Holdings waived this administrative fee during the three months ended March 31, 2017). General and administrative expenses during the three months ended March 31, 2017 were reduced by $0.3 million upon the collection of an account receivable on which we had previously recorded a valuation allowance.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended March 31, 2018 was not significantly different than depreciation and amortization expense during the three months ended March 31, 2017.

Impairments. During the three months ended March 31, 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our saltwater  disposal facilities. We have experienced low volumes at this facility, due to competition in the area and to low levels of exploration and production activity near the facility.

Gain on asset disposals, net. We recorded a gain of $1.8 million on the January 2018 sale of our Pecos, Texas facility. During the three months ended March 31, 2018, we recorded a loss of $0.1 million upon the abandonment of a capital expansion project.

Operating income. Our Water Services segment generated operating income of $1.9 million during the three months ended March 31, 2018 compared to an operating loss of $0.3 million during the three months ended March 31, 2017. The increase in operating income was due to a $1.8 million gain from the sale of our Pecos, Texas saltwater disposal facility in January of 2018, impairment losses of $0.7 million reflected in the three months ended March 31, 2017, and an increase of $0.5 million in this segment’s gross margin, partially offset by an increase of $0.6 in general and administrative expenses.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA to Distributable Cash Flow

	Three Months ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$960	$(4,921)
Add:
Interest expense	1,956	1,709
Depreciation, amortization and accretion	1,418	1,432
Impairments	—	3,598
Income tax expense (benefit)	81	(293)
Non-cash allocated expenses	—	921
Equity based compensation	212	357
Foreign currency losses	334	—
Less:
Gains on asset disposals, net	1,709	—
Adjusted EBITDA	$3,252	$2,803

Adjusted EBITDA attributable to noncontrolling interests	386	(248)
Adjusted EBITDA attributable to limited partners / controlling interests	$2,866	$3,051

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,936	1,747
Distributable cash flow	$930	$1,304

Reconciliation of Net Income (Loss) Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months ended March 31,
	2018	2017
	(in thousands)
Net income (loss) attributable to limited partners	$725	$(2,835)
Add:
Interest expense attributable to limited partners	1,956	1,709
Depreciation, amortization and accretion attributable to limited partners	1,275	1,290
Impairments attributable to limited partners	—	2,823
Income tax expense (benefit) attributable to limited partners	73	(293)
Equity based compensation attributable to limited partners	212	357
Foreign currency losses	334	—
Less:
Gains on asset disposals, net	1,709	—
Adjusted EBITDA attributable to limited partners	2,866	3,051

Less:
Cash interest paid, cash taxed paid and maintenance capital expenditures attributable to limited partners	1,936	1,747
Distributable cash flow	$930	$1,304

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA to Distributable Cash Flow Attributable to Limited Partners

	Three Months ended March 31,
	2018	2017
	(in thousands)
Cash flows provided by operating activities	$6,683	$3,351
Changes in trade accounts receivable, net	(1,565)	855
Changes in prepaid expenses and other	(662)	145
Changes in accounts payable and accrued liabilities	(2,979)	(3,207)
Change in income taxes payable	(82)	11
Interest expense (excluding non-cash interest)	1,803	1,563
Income tax expense (excluding deferred tax benefit)	81	63
Other	(27)	22
Adjusted EBITDA	$3,252	$2,803

Adjusted EBITDA attributable to noncontrolling interests	386	(248)
Adjusted EBITDA attributable to limited partners / controlling interests	$2,866	$3,051

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,936	1,747
Distributable cash flow	$930	$1,304

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new businesses that may include pipeline inspection companies and saltwater  disposal facilities or expanding our existing assets and offerings in our current operations. In addition, the working capital needs of the Pipeline Inspection segment are substantial, driven by payroll and per diem expenses paid to our inspectors on a weekly basis (please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution” in our Annual Report on Form 10-K for the year ended December 31, 2017), which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by cash on hand, borrowings under our Credit Agreement and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At March 31, 2018, our sources of liquidity included:

●	$26.1 million cash on the balance sheet at March 31, 2018 (inclusive of cash attributable to the noncontrolling interest holders) ;

●	available borrowings under our Credit Agreement of $67.1 million at March 31, 2018 that are limited by certain borrowing base computations and financial covenant ratios as outlined in the Credit Agreement and as discussed in Footnote 4 to our Unaudited Condensed Consolidated Financial Statements; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

Refinancing

Our revolving credit facility matures in December 2018. In March 2018, we successfully negotiated commitments for a new three-year credit facility with our existing bank group that expires on May 31, 2018. Also in March of 2018, we received a commitment from an affiliate of Holdings to invest up to $50.0 million of preferred equity in us that will expire upon closing of the proposed new credit agreement. Please read Refinancing in our Outlook above.

Distribution

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
○	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
○	comply with applicable law, and of our debt instruments or other agreements; or
○	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
●	plus, if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)
Total 2014 Distributions	$1.104646	$13,064	$8,296
Total 2015 Distributions	1.625652	19,232	12,284
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 13, 2017	0.210000	2,495	1,606
August 12, 2017	0.210000	2,495	1,607
November 14, 2017	0.210000	2,497	1,608
Total 2017 Distributions	1.036413	12,310	7,928

February 14, 2018 (b)	0.210000	2,498	1,599
May 15, 2018	0.210000	2,506	1,604
Total 2018 Distributions (through May 15, 2018)	0.420000	5,004	3,203

Total Distributions (through May 15, 2018 since IPO)	$5.812363	$68,868	$44,125

(a)	Approximately 64.0% of the Partnership’s outstanding units at March 31, 2018 were held by affiliates.
(b)	First quarter 2018 distribution was declared and will be paid in the second quarter of 2018.

Our Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that provides up to $200.0 million in borrowing capacity, subject to certain limitations. The Credit Agreement includes a working capital revolving credit facility (“Working Capital Facility”), which provides up to $75.0 million in borrowing capacity to fund working capital needs, and an acquisition revolving credit facility (“Acquisition Facility”), which provides up to $125.0 million in borrowing capacity to fund acquisitions and expansion projects. In addition, the Credit Agreement provides for an accordion feature that allows us to increase the availability under the facilities by an additional $125.0 million if lenders agree to increase their commitments in the future. The Credit Agreement matures December 24, 2018.

Outstanding borrowings at March 31, 2018 and December 31, 2017 under the Credit Agreement were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Working Capital Facility	$48,000	$48,000
Acquisition Facility	84,900	88,900
Total borrowings	132,900	136,900
Debt issuance costs	453	607
Long-term debt, including current portion	132,447	136,293
Current portion of long-term debt	132,447	136,293
Long-term debt	$—	$—

The carrying value of our debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.25% to 2.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.25% to 3.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. Generally, the interest rate on our Credit Agreement borrowings ranged between 4.74% and 5.63% for the three months ended March 31, 2018 and 3.90% and 4.73% for the three months ended March 31, 2017. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended March 31, 2018 and 2017 was $1.8 million and $1.6 million, respectively, including commitment fees.

Our Credit Agreement contains various customary affirmative and negative covenants and restrictive provisions. Our Credit Agreement also requires maintenance of certain financial covenants, including a combined total adjusted leverage ratio (as defined in our Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in our Credit Agreement) of not less than 3.0 to 1.0. At March 31, 2018, our combined total adjusted leverage ratio was 3.53 to 1.0 and our interest coverage ratio was 3.01 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our Credit Agreement, the lenders may declare any outstanding principal of our Credit Agreement debt, together with accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in our Credit Agreement. We were in compliance with all debt covenants as of March 31, 2018. Working capital borrowings, which are fully secured by our net working capital, are subject to a monthly borrowing base and are excluded from our debt compliance ratios.

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

For a description of our plans to refinance our current Credit Agreement arrangement, please read Management's Discussion and Analysis of Financial Condition and Liquidity - Refinancing in the Outlook section above.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$6,683	$3,351
Net cash provided by (used in) investing activities	1,899	(296)
Net cash used in financing activities	(6,573)	(4,908)
Effect of exchange rates on cash	(377)	(61)
Net increase (decrease) in cash and cash equivalents	$1,632	$(1,914)

Net cash provided by operating activities. Net operating cash inflows for the three months ended March 31, 2018 were $6.7 million, consisting of a net income of $1.0 million plus non-cash expenses of $0.4 million and net changes in working capital of $5.3 million. Non-cash expenses included Depreciation, amortization and accretion, and Gain on asset disposals, net, among others. The net change in working capital includes a net decrease of $1.6 million in accounts receivable and a net increase of $3.1 million in current liabilities.

Net operating cash inflows for the three months ended March 31, 2017 of $3.4 million included $4.9 million of net loss, $6.1 million of non-cash expenses, and $2.2 million of net changes in working capital.

Net cash provided by (used in) investing activities. Cash provided by investing activities during the three months ended March 31, 2018 includes proceeds of $4.0 million from the sale of our Pecos saltwater disposal facility in January of 2018, partially offset by capital expenditures of approximately $2.1 million. Capital expenditures during the three months ended March 31, 2018 consisted primarily of costs to rebuild our Orla, Texas facility and complete the gathering system at our Williams, North Dakota facility.

Capital expenditures during the three months ended March 31, 2017 consisted primarily of equipment purchases, much of which was in support of increasing revenues in the Pipeline Inspection segment’s non-destructive examination business.

Net cash used in financing activities. Financing cash outflows for the three months ended March 31, 2018 primarily consisted of $2.5 million of distributions to limited partners and a $4.0 million payment on our revolving credit facility. Financing cash outflows for the three months ended March 31, 2017 included $4.8 million of distributions to limited partners.

Working Capital

Our working capital was $(84.8) million at March 31, 2018. Beginning December 31, 2017, our revolving credit facility, which is due in December of 2018, is classified as current. We have received commitments from lenders to refinance $90.0 million of the facility as well as a commitment from an affiliate of Holdings to invest up to $50.0 million through a PIPE (please see Management's Discussion and Analysis of Financial Condition and Liquidity - Refinancing in the Outlook section above). Exclusive of the current portion of long-term debt and net of the cash that is anticipated to be required upon closing of the new credit agreement ($5.0 million of which we paid in April of 2018 and $8.25 million that we anticipate paying in May of 2018), our working capital would have been $34.4 million. Our Pipeline Inspection and Integrity Services segments have substantial working capital needs, as they generally pay their inspectors and field personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed. We utilize borrowings under our Credit Agreement to fund the working capital needs of these segments. These borrowings reduce the amount of credit available for other uses, such as acquisitions and growth projects, and increases interest expense, thereby reducing cash flow. Please read “Risk Factors - Risks Related to Our Business - The working capital needs of the Pipeline Inspection segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution" and "Risk Factors - Risks Related to Our Business - Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities" in our Annual Report on Form 10-K for the year ended December 31, 2017. Upon completion of this refinancing, the new credit facility will have less borrowing capacity than our existing credit facility, and we will need to fund our working capital needs primarily from operating cash flows.

Capital Expenditures

Water Services has capital needs requiring investment for the maintenance of existing saltwater disposal facilities and the acquisition or construction and development of new saltwater disposal facilities. Our Pipeline Inspection segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, which has been acquiring field equipment to support its growing revenues. Integrity Services has capital needs for heavy equipment in order for it to perform hydrostatic testing procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps, and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish, and replace tubing and packers on the saltwater disposal well itself to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures were $0.1 million for the three months ended March 31, 2018 and 2017.

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional salt water disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures include interest payments and related fees on debt incurred to finance all or a portion of expansion capital expenditures in respect of the period from the date that we enter into a binding obligation to commence the construction, development, replacement, improvement, automation or expansion of a capital asset and ending on the earlier to occur of the date that such capital improvement commences commercial service and the date that such capital improvement is abandoned or disposed. Cash expansion capital expenditures were $1.9 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Contractual Obligations

We have $132.9 million of borrowings under our Credit Agreement as of March 31, 2018. Additionally, we have long-term office and other lease obligations totaling $3.5 million at March 31, 2018, payable through calendar year 2026. The office lease for our headquarters represents approximately $3.2 million of our total operating lease obligation. We can exit this lease after 18 months (the original lease term is 84 months) with the payment of a penalty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet or hedging arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2018. For more information, please read our disclosure of critical accounting policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on March 23, 2018.

Recent Accounting Standards

In 2018, we adopted the following new accounting standard issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued ASU 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  We adopted this new standard beginning January 1, 2018 utilizing the modified retrospective transition approach. The adoption of this ASU had no effect on our Unaudited Condensed Consolidated Financial Statements other than additional disclosures included in this Form 10-Q.

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted include:

The FASB issued ASU 2016-02 – Leases in February 2016. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Based on early analysis of this guidance, we currently believe that we will record lease assets and lease liabilities of approximately $2.6 million on January 1, 2019 (the date of adoption) in our Unaudited Condensed Consolidated Balance Sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our exposure to market risk since December 31, 2017.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Accounting Officer, and others involved in the accounting and reporting functions.

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings

Fithian v. TIR LLC

On October 5, 2017, a former inspector for TIR LLC and Cypress Energy Management - TIR, LLC ("CEM TIR") filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff subsequently withdrew his action and filed a similar action in Oklahoma State Court, District of Tulsa County. The plaintiff alleges he was a non-exempt employee of TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. No estimate of potential loss can be determined at this time and TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims. On March 28, 2018, the court granted a joint stipulation of dismissal without prejudice in regards to TIR LLC and Cypress Energy Partners – Texas, LLC, as neither of those parties were employers of the plaintiff or the putative class members during the time period that is the subject of the lawsuit. As a result of such dismissal, none of our subsidiaries are parties to the lawsuit.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.7*	Letter to Cypress Energy Partners, L.P. from Charles C. Stephenson, Jr. dated March 14, 2018, regarding the Purchase of Convertible Equity Securities

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Accounting Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 11, 2018.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Accounting Officer (Principal Accounting and Interim Principal Financial Officer)