Form 10-Q
period 2018-06-30
Cypress Energy Partners, L.P.
filed 2018-08-14
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 7, 2018, the registrant had 11,933,522 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:     None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units, representing 47.0% of our outstanding common units;

●	“Integrity Services” refers to our Integrity Services business segment;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“Pipeline Inspection” refers to our Pipeline Inspection business segment;

●	“TIR Entities” refer collectively to TIR LLC, TIR-Canada, TIR-NDE, TIR-PUC and CF Inspection;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada ULC, a wholly-owned subsidiary of CEP LLC;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC, a wholly-owned subsidiary of CEP LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for federal income tax purposes; and

●	“Water Services” refers to our Water and Environmental Services business segment.

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

CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(in thousands, except unit data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,499	$24,508
Trade accounts receivable, net	47,692	41,693
Prepaid expenses and other	1,040	2,294
Assets held for sale	—	2,172
Total current assets	59,231	70,667
Property and equipment:
Property and equipment, at cost	23,057	22,700
Less: Accumulated depreciation	9,991	9,312
Total property and equipment, net	13,066	13,388
Intangible assets, net	24,114	25,477
Goodwill	50,344	53,435
Debt issuance costs, net	1,498	—
Other assets	266	236
Total assets	$148,519	$163,203

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$3,404	$3,757
Accounts payable - affiliates	3,966	3,173
Accrued payroll and other	11,163	9,109
Liabilities held for sale	—	97
Income taxes payable	346	646
Current portion of long-term debt	—	136,293
Total current liabilities	18,879	153,075
Long-term debt	76,129	—
Asset retirement obligations	142	143
Total liabilities	95,150	153,218

Commitments and contingencies - Note 8

Owners’ equity:
Partners’ capital:
Common units (11,933,522 and 11,889,958 units outstanding at June 30, 2018 and December 31, 2017, respectively)	33,852	34,614
Preferred units (5,769,231 units outstanding at June 30, 2018)	43,636	—
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,545)	(2,677)
Total partners’ capital	49,067	6,061
Noncontrolling interests	4,302	3,924
Total owners’ equity	53,369	9,985
Total liabilities and owners’ equity	$148,519	$163,203

See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Operations

 For the Three and Six Months Ended June 30, 2018 and 2017

 (in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$76,468	$74,567	$141,294	$139,289
Costs of services	65,525	65,958	122,222	124,351
Gross margin	10,943	8,609	19,072	14,938

Operating costs and expense:
General and administrative	5,822	5,329	11,277	10,439
Depreciation, amortization and accretion	1,110	1,206	2,244	2,377
Impairments	—	—	—	3,598
Gain on asset disposals, net	(1,606)	(113)	(3,315)	(113)
Operating income (loss)	5,617	2,187	8,866	(1,363)

Other (expense) income:
Interest expense, net	(1,668)	(1,795)	(3,624)	(3,504)
Debt issuance cost write-off	(114)	—	(114)	—
Foreign currency gains (losses)	(117)	267	(451)	267
Other, net	125	60	207	105
Net income (loss) before income tax expense	3,843	719	4,884	(4,495)
Income tax expense (benefit)	287	222	368	(71)
Net income (loss)	3,556	497	4,516	(4,424)

Net income (loss) attributable to noncontrolling interests	149	(133)	384	(1,298)
Net income (loss) attributable to partners / controlling interests	3,407	630	4,132	(3,126)
Net loss attributable to general partner	—	(829)	—	(1,750)
Net income (loss) attributable to limited partners	3,407	1,459	4,132	(1,376)
Net income attributable to preferred unitholder	367	—	367	—
Net income (loss) attributable to common unitholders	$3,040	$1,459	$3,765	$(1,376)

Net income (loss) per common limited partner unit:
Basic	$0.25	$0.12	$0.32	$(0.13)
Diluted	$0.24	$0.12	$0.31	$(0.13)

Weighted average common units outstanding:
Basic	11,933,390	11,880,452	11,916,127	10,404,026
Diluted	14,298,409	12,002,538	13,323,692	10,404,026

Weighted average subordinated units outstanding - basic and diluted	—	—	—	1,470,083

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

 For the Three and Six Months Ended June 30, 2018 and 2017

 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$3,556	$497	$4,516	$(4,424)
Other comprehensive income (loss) - foreign currency translation	30	(42)	132	20

Comprehensive income (loss)	$3,586	$455	$4,648	$(4,404)

Comprehensive income attributable to preferred unitholders	367	—	367	—
Comprehensive income (loss) attributable to noncontrolling interests	149	(133)	384	(1,298)
Comprehensive loss attributable to general partner	—	(829)	—	(1,750)

Comprehensive income (loss) attributable to common unitholders	$3,070	$1,417	$3,897	$(1,356)

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Cash Flows

 For the Six Months Ended June 30, 2018 and 2017

 (in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$4,516	$(4,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	2,793	2,913
Impairments	—	3,598
Gain on asset disposals, net	(3,315)	(308)
Interest expense from debt issuance cost amortization	247	294
Debt issuance cost write-off	114	—
Equity-based compensation expense	547	766
Equity in earnings of investee	(100)	(57)
Distributions from investee	63	—
Deferred tax benefit, net	—	(358)
Non-cash allocated expenses	—	1,750
Foreign currency (gains) losses, net	451	(267)
Changes in assets and liabilities:
Trade accounts receivable	(6,059)	(4,727)
Prepaid expenses and other	1,358	(586)
Accounts payable and accrued payroll and other	1,744	3,920
Income taxes payable	(300)	(802)
Net cash provided by operating activities	2,059	1,712

Investing activities:
Proceeds from fixed asset disposals	12,002	1,578
Purchases of property and equipment	(3,936)	(380)
Net cash provided by investing activities	8,066	1,198

Financing activities:
Issuance of preferred units, net of issuance costs	43,269	—
Repayments of long-term debt	(60,771)	—
Debt issuance cost payments	(1,250)	—
Taxes paid related to net share settlement of equity-based compensation	(70)	(77)
Distributions to limited partners	(5,004)	(7,318)
Distributions to noncontrolling interests	(6)	(12)
Net cash used in financing activities	(23,832)	(7,407)

Effect of exchange rates on cash	(202)	271

Net decrease in cash and cash equivalents and restricted cash equivalents	(13,909)	(4,226)
Cash and cash equivalents (including restricted cash equivalents of $490 at December 31, 2017 and December 31, 2016), beginning of period	24,998	27,183
Cash and cash equivalents (including restricted cash equivalents of $590 at June 30, 2018 and $490 at June 30, 2017), end of period	$11,089	$22,957

Non-cash items:
Accounts payable excluded from capital expenditures	$1,288	$473

 See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statement of Owners’ Equity

 For the Six Months Ended June 30, 2018

 (in thousands)

	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2017	$34,614	$—	$(25,876)	$(2,677)	$3,924	$9,985
Net income for the period January 1, 2018 through June 30, 2018	3,765	367	—	—	384	4,516
Issuance of preferred units, net	—	43,269	—	—	—	43,269
Foreign currency translation adjustment	—	—	—	132	—	132
Distributions to partners	(5,004)	—	—	—	—	(5,004)
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
Equity-based compensation	547	—	—	—	—	547
Taxes paid related to net share settlement of equity-based compensation	(70)	—	—	—	—	(70)

Owners’ equity at June 30, 2018	$33,852	$43,636	$(25,876)	$(2,545)	$4,302	$53,369

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

   Notes to the Unaudited Condensed Consolidated Financial Statements

1.  Organization and Operations

Cypress Energy Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in 2013 to provide independent pipeline inspection and integrity services to producers, public utility companies, and pipeline companies and to provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies. Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP”.

Our business is organized into the Pipeline Inspection Services (“Pipeline Inspection”), Integrity Services (“Integrity Services”), and Water and Environmental Services (“Water Services”) segments. The Pipeline Inspection segment provides pipeline inspection and other services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors throughout the United States and Canada. The inspectors of Pipeline Inspection perform a variety of inspection services on midstream pipelines, gathering systems, and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. The Integrity Services segment provides independent integrity services to major natural gas and petroleum pipeline companies and to pipeline construction companies located in the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. The Water Services segment is comprised of eight commercial saltwater disposal facilities in the Bakken Shale region of the Williston Basin in North Dakota. These facilities provide services to oil and natural gas producers and trucking companies. All of the saltwater disposal facilities utilize specialized equipment and remote monitoring to minimize the facilities' downtime and increase the facilities' efficiency for peak utilization. These facilities also utilize oil skimming processes that remove oil from water delivered to the sites. We sell the oil produced from these skimming processes, which contributes to our revenues. In addition to these saltwater disposal facilities, we provide management and staffing services to a saltwater disposal facility in which we we own a 25% ownership interest (see Note 7).

2.  Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All significant intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2017 is derived from our audited financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2017 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2017 included in our Form 10-K, except for the adoption of Accounting Standards Update ("ASU") 2014-09 - Revenue from Contracts with Customers and ASU 2016-18 - Statement of Cash Flows - Restricted Cash on January 1, 2018. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Based on this new accounting guidance, our revenue is earned and recognized through the service offerings of our three reportable business segments.  Our sales contracts have terms of less than one year.  As such, we have used the practical expedient contained within the accounting guidance which exempts us from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. See Note 10 for disaggregated revenue reported by segment.  The adoption and application of this ASU had no effect on our Unaudited Condensed Consolidated Financial Statements, other than additional disclosures included in this Form 10-Q. Under ASU 2016-18, an entity is required to show changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows.  The adoption and application of this ASU has modified the presentation of cash, cash equivalents, restricted cash, and restricted cash equivalents on our Unaudited Condensed Consolidated Statements of Cash Flows applied on a retrospective basis.

CYPRESS ENERGY PARTNERS, L.P.

  Notes to the Unaudited Condensed Consolidated Financial Statements

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each of our customer’s creditworthiness. The Partnership determines allowances for bad debts based on management’s assessment of the creditworthiness of our customers.  Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. In the first quarter of 2017, we received $0.3 million on accounts receivable previously reserved, which we recorded as a reduction to general and administrative expense in our Unaudited Consolidated Statements of Operations.

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

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada. Tulsa Inspection Resources – PUC, LLC, a subsidiary of our Pipeline Inspection segment that performs pipeline inspection services for utility customers, and Brown Integrity – PUC, LLC, a subsidiary in which we own a 51% membership interest, have elected to be taxed as corporations for U.S. federal income tax purposes, and therefore, these subsidiaries are subject to U.S. federal and state income tax. The amounts recognized as income tax expense (benefit), income taxes payable, and deferred tax assets / liabilities in our Unaudited Condensed Consolidated Financial Statements include the Canadian income taxes and U.S. federal and state income taxes referred to above in this paragraph, as well as partnership-level taxes levied by various states, which include, most notably, franchise taxes assessed by the state of Texas.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income classify as “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. Our income has met the statutory qualifying income requirement for each year since our initial public offering ("IPO").

Noncontrolling Interest

We own a 51% interest in Brown Integrity, LLC (“Brown”) and a 49% interest in CF Inspection Management, LLC (“CF Inspection”). The accounts of these subsidiaries are included in our Unaudited Condensed Consolidated Financial Statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported as net income (loss) attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations, and the portion of the net assets of these entities that is attributable to outside owners is reported as noncontrolling interests in our Unaudited Condensed Consolidated Balance Sheets.

Property and Equipment

Property and equipment consists of land, land and leasehold improvements, buildings, facilities, wells and related equipment, computer and office equipment, and vehicles. We record property and equipment at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. Upon retirement or disposition of an asset, we remove the cost and related accumulated depreciation from the balance sheet and report the resulting gain or loss, if any, in the Unaudited Condensed Consolidated Statements of Operations.

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

Goodwill

Goodwill is not amortized, but is subject to an annual review for impairment on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business that relates to the applicable goodwill is managed or operated. We have determined that our Pipeline Inspection, Integrity Services, and Water Services segments are the appropriate reporting units for testing goodwill impairment.

To perform a goodwill impairment assessment, we perform an analysis to assess whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we reduce the carrying value of goodwill and record a corresponding impairment expense.

Impairments of Property and Equipment

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments, and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of the carrying value of the asset over its estimated fair value. Determinations as to whether and how much an asset is impaired involve management estimates on highly uncertain matters such as future commodity prices, the effects of inflation on operating expenses, and the outlook for national or regional market supply and demand for the services we provide.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	June 30, 2018	December 31, 2017
	(in thousands)

Accrued payroll	$9,276	$6,893
Customer deposits	1,451	1,510
Other	436	706
	$11,163	$9,109

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

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Our Unaudited Condensed Consolidated Balance Sheet at June 30, 2018 includes $2.5 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income.

Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Unaudited Condensed Consolidated Balance Sheets. Beginning April 1, 2017, we report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations, with offsetting amounts reported within other comprehensive income (loss) in our Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

New Accounting Standards

On January 1, 2018, we adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted this new standard utilizing the modified retrospective transition approach. The adoption of this ASU had no effect on our Unaudited Condensed Consolidated Financial Statements other than additional disclosures included in the Form 10-Q.

The FASB issued ASU 2016-18 - Statement of Cash Flows - Restricted Cash in November 2016.  This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows on a retrospective basis.  The requirements of this ASU have been reflected in our Unaudited Condensed Consolidated Statements of Cash Flows for all periods presented.

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted includes:

The FASB issued ASU 2016-02 – Leases in February 2016 and has issued subsequent standard setting guidance related to the implementation of this ASU. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP. Entities are required to adopt this ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangement existing at or entered into after the earliest comparative period presented in the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2017, we recorded an impairment to the remaining $1.6 million carrying value of the goodwill of our Integrity Services segment. Revenues of this segment were lower than we had expected for the first quarter of 2017. In addition, for this segment, the level of bidding activity for work is typically high in March and April once customers have finalized their budgets for the upcoming year. While we won bids on a number of projects, and our backlog began to improve, the improvement in the backlog was slower than we had originally anticipated and we revised downward our expectations of the near-term operating results of the segment. We estimated the fair value of the Integrity Services segment utilizing the income approach (discounted cash flows valuation method), which is a Level 3 input as defined in ASC 820 – Fair Value Measurement. Significant inputs in the valuation included projections of future revenue, anticipated operating costs and appropriate discount rates. Significant assumptions included a 2% annual growth rate of cash flows and a discount rate of 18%. We determined through this analysis that the fair value of goodwill of the Integrity Services segment was fully impaired. These calculations represent Level 3 non-recurring fair value measurement.

During the three months ended March 31, 2017, we recorded an impairment of $0.7 million to the property and equipment at one of our saltwater disposal facilities. We have experienced low volumes at his facility due to competition in the area and to low levels of exploration and production activity near the facility. The impairment reduced the carrying value of the facility to $0.1 million, all of which is attributable to land.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.          Credit Agreement

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $90.0 million in borrowing capacity, subject to certain limitations, and contains an accordion feature that allows us to increase the borrowing capacity to $110.0 million if the lenders agree to increase their commitments in the future or if other lenders join the facility. The Credit Agreement matures May 29, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The credit agreement as it existed prior to the May 29, 2018 amendment will hereinafter be referred to as the “Previous Credit Agreement” or, together with the Credit Agreement, as the “Credit Agreements”.

Outstanding borrowings at June 30, 2018 were $76.1 million and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets beginning May 29, 2018. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $1.5 million at June 30, 2018. Outstanding borrowings at December 31, 2017 were $136.9 million and are reflected net of debt issuance costs of $0.6 million as current portion of long-term debt on the Unaudited Condensed Consolidated Balance Sheet. The carrying value of the partnership’s long-term debt approximates fair value as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

We incurred certain debt issuance costs associated with the Previous Credit Agreement, which we were amortizing on a straight-line basis over the life of the Previous Credit Agreement. Upon amending the Credit Agreement in May 2018, we wrote off $0.1 million of these debt issuance costs and reported this expense within debt issuance cost write-off in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, which represented the portion of the unamortized debt issuance costs attributable to lenders who are no longer participating in the credit facility subsequent to the amendment. The remaining debt issuance costs associated with the Previous Credit Agreement, along with $1.3 million of debt issuance costs associated with the amended and restated Credit Agreement, are being amortized on a straight-line basis over the three-year term of the Credit Agreement.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our borrowings ranged between 4.74% and 5.95% for the six months ended June 30, 2018 and 3.90% and 4.97% for the six months ended June 30, 2017. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended June 30, 2018 and 2017 was $1.7 million, including commitment fees. Interest paid during the six months ended June 30, 2018 and 2017 was $3.5 million and $3.3 million, respectively, including commitment fees.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2018, our leverage ratio was 3.58 to 1.0 and our interest coverage ratio was 4.99 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of June 30, 2018.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

5.          Income Taxes

The income tax expense (benefit) reported in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 differs from the statutory tax rate of 21% in 2018 and 35% in 2017 due to the fact that, as a partnership, we are generally not subject to U.S. federal or state income taxes. Our income tax provision relates primarily to our corporate subsidiaries that service public utility customers, which are subject to U.S. federal and state income taxes, our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and to certain other state income taxes, including the Texas franchise tax.

6.          Equity

Series A Preferred Units

On May 29, 2018 (the “Closing Date”), we entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Purchase Agreement”) with Stephenson Equity, Co. No. 3 (the “Purchaser”), an affiliate of our General Partner, where we issued and sold in a private placement 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) to the Purchaser for a cash purchase price of $7.54 per Preferred Unit, resulting in proceeds to the Partnership of $43.5 million. We used proceeds from the transaction to reduce outstanding borrowings on our revolving credit facility. Concurrent with the closing of this transaction, we entered into an Amended and Restated Credit Agreement dated as of May 29, 2018, to amend and restate the terms of our credit facility, as more fully described in Note 4.

The Preferred Unit Purchase Agreement also provides us with the right to exercise an option at any time during the six months after the Closing Date, to issue and sell to the Purchaser up to $6.5 million of additional Preferred Units. The Preferred Unit Purchase Agreement sets forth the method of determining the purchase price of these additional units, which price will in turn determine the number of units to be issued and sold.

The Preferred Unit Purchase Agreement contains customary representations, warranties, and covenants of the Partnership and the Purchaser. The Partnership and the Purchaser agreed to indemnify each other and their respective officers, directors, managers, employees, agents, counsel, accountants, investment bankers, and other representatives against certain losses resulting from breaches of their respective representations, warranties, and covenants, subject to certain negotiated limitations and survival periods set forth in the Preferred Unit Purchase Agreement.

Pursuant to the Preferred Unit Purchase Agreement, and in connection with the closing of this transaction, our General Partner executed the First Amendment to First Amended and Restated Agreement of Limited Partnership of the Partnership, which authorizes and establishes the rights and preferences of the Preferred Units.  The Preferred Units shall have voting rights that are identical to the voting rights of the common units into which such Preferred Units would be converted at the then-applicable conversion rate.

The Purchaser is entitled to receive quarterly distributions that represent an annual return of 9.5% on the Preferred Units. Of this 9.5% annual return, we will be required to pay at least 2.5% in cash and will have the option to pay the remaining 7.0% in kind (in the form of issuing additional preferred units) for the first twelve quarters after the Closing Date.

After the third anniversary of the Closing Date, the Purchaser will have the option to convert the Preferred Units into common units on a one-for-one basis. If certain conditions are met after the third anniversary of the Closing Date, we will have the option to cause the Preferred Units to convert to common units. After the third anniversary of the Closing Date, we will also have the option to redeem the Preferred Units.  The Partnership may redeem the Preferred Units (a) before November 29, 2018 at a redemption price equal to 100% of the issue price (plus $0.2 million), (b) at any time after the third anniversary of the closing date and on or prior to the fourth anniversary of the closing date at a redemption price equal to 105% of the issue price, and (c) at any time after the fourth anniversary of the closing date at a redemption price equal to 101% of the issue price.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

Earnings Per Unit

Our net income (loss) is attributable and allocable to four ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, (3) our General Partner, and (4) our common unitholders. Income attributable to our preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Income (loss) attributable to noncontrolling interests represent 49% of the income (loss) generated by Brown and 51% of the income (loss) generated by CF Inspection. Losses attributable to the General Partner include expenses incurred by Holdings and not charged to us. Income (loss) attributable to common units represents our remaining net income (loss), after consideration of amounts attributable to our preferred unitholder, the noncontrolling interests, and our General Partner. In February 2017, all of the then-outstanding subordinated units converted into common units. Since the subordinated units did not share in the distribution of cash generated subsequent to December 31, 2016, we did not allocate any income or loss after that date to the subordinated units.

Basic net income (loss) per common limited partner unit is calculated as net income (loss) attributable to common unitholders divided by the basic weighted average common units outstanding. Diluted net income (loss) per common limited partner unit includes the net income attributable to preferred unitholder and the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation. The following summarizes the calculation of the basic net income (loss) per common limited partner unit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)

Net income (loss) attributable to common unitholders	$3,040	$1,459	$3,765	$(1,376)
Weighted average common units outstanding	11,933	11,880	11,916	10,404
Basic net income (loss) per common limited partner unit	$0.25	$0.12	$0.32	$(0.13)

The following summarizes the calculation of the diluted net income (loss) per common limited partner unit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)

Net income (loss) attributable to common unitholders	$3,040	$1,459	$3,765	$(1,376)
Net income attributable to preferred unitholder	367	—	367	—
Net income (loss) attributable to limited partners	$3,407	$1,459	$4,132	$(1,376)

Weighted average common units outstanding	11,933	11,880	11,916	10,404
Effect of dilutive securities
Weighted average preferred units outstanding	2,029	—	1,020	—
Long-term incentive plan unvested units	336	122	388	—
Diluted weighted average common units outstanding	14,298	12,002	13,324	10,404
Diluted net income (loss) per common limited partner unit	$0.24	$0.12	$0.31	$(0.13)

For the six months ended June 30, 2017, we experienced a net loss attributable to common unitholders. The unvested equity compensation awards would have been antidilutive and, therefore, were not included in the computation of diluted net loss per common limited partner unit.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Cash Distributions

The following table summarizes the cash distributions declared and paid to our limited partners since our IPO.

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)
Total 2014 Distributions	1.104646	13,064	8,296
Total 2015 Distributions	1.625652	19,232	12,284
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 13, 2017	0.210000	2,495	1,606
August 12, 2017	0.210000	2,495	1,607
November 14, 2017	0.210000	2,497	1,608
Total 2017 Distributions	1.036413	12,310	7,928

February 14, 2018	0.210000	2,498	1,599
May 15, 2018	0.210000	2,506	1,604
August 14, 2018 (b)	0.210000	2,506	1,604
Total 2018 Distributions (through August 14, 2018)	0.630000	7,510	4,807
Total Distributions (through August 14, 2018 since IPO)	$6.022363	$71,374	$45,729

(a)    Approximately 64.0% of the Partnership’s outstanding common units at June 30, 2018 were held by affiliates.

(b)    Second quarter 2018 distribution was declared and will be paid in the third quarter of 2018.

CYPRESS ENERGY PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 1,182,600 common units. Certain directors and employees of the Partnership have been awarded Phantom Restricted Units under the terms of the LTIP. The fair value of the awards is determined based on the quoted market value of the publicly-traded common units at each grant date, adjusted for a discount to reflect the fact that distributions are not paid on the restricted units during the vesting period. Compensation expense is recorded on a straight-line basis over the vesting period of each grant. We recorded expense of $0.5 million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively, related to the unit awards.

The following table summarizes the LTIP unit activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit
Unvested units at January 1	664,509	$8.46	573,902	$9.86
Unvested units granted	396,484	$3.24	246,200	$7.15
Units vested	(54,763)	$13.18	(30,657)	$15.99
Unvested units forfeited	(43,383)	$5.82	(21,802)	$8.21
Unvested units at June 30	962,847	$6.16	767,643	$8.79

The majority of the awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. Two of the grants, which total 77,495 units, vest three years from the grant date, contingent upon the recipient meeting certain performance targets. Total unearned compensation associated with the LTIP was $3.6 million at June 30, 2018, and the awards had an average remaining life of 2.41 years.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

7.  Related-Party Transactions

Omnibus Agreement and Other Support from Holdings

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings for providing certain partnership overhead services, including certain executive management services by certain officers and employees of our General Partner. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly-traded partnership. For the three and six months ended June 30, 2017, Holdings provided sponsor support to us by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

So long as affiliates of Holdings control our General Partner, the omnibus agreement will remain in effect, unless we and Holdings agree to terminate it sooner. If affiliates of Holdings cease to control our General Partner, either party may terminate the omnibus agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. We and Holdings may agree to amend the omnibus agreement; however, amendments will also require the approval of the Conflicts Committee of our Board of Directors. As part of our new Credit Agreement, Holdings agreed to waive the omnibus fee to support us in the event our leverage ratio were to exceed 3.75 times our trailing twelve-month Adjusted EBITDA at any quarter-end during the term of the credit facility.

Holdings incurred expenses of $0.8 million and $1.8 million on our behalf during the three and six months ended June 30, 2017, respectively. These expenses are reported within general and administrative and within net loss attributable to general partner in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Alati Arnegard, LLC

We provide management services to Alati Arnegard, LLC ("Arnegard"), an entity in which we hold a 25% membership interest. Management fee revenue earned from Arnegard totaled $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million for the six months ended June 30, 2018 and 2017. Accounts receivable from Arnegard were $0.1 million at June 30, 2018 and December 31, 2017, and are included in trade accounts receivable, net in the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned inspection firm affiliated with one of Holdings’ owners. We own 49% of CF Inspection and Cynthia A. Field, the daughter of Charles C. Stephenson, Jr., owns the remaining 51% of CF Inspection. For the six months ended June 30, 2018, CF Inspection represented approximately 3.2% of our consolidated revenue.

Sale of Preferred Equity

As described in Note 6, we issued and sold $43.5 million of preferred equity to an affiliate in May 2018.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

8.     Commitments and Contingencies

Security Deposits

We have various performance obligations which are secured with short-term security deposits (reflected as restricted cash equivalents on our Unaudited Condensed Consolidated Statements of Cash Flows) of $0.6 million and $0.5 million at June 30, 2018 and December 31, 2017, respectively, included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Employment Contract Commitments

We have an employment agreement with a certain member of management. This agreement provides for minimum annual compensation for specified terms, after which employment will continue on an “at will” basis. The agreement provides for severance payments in the event of specified termination of employment. At June 30, 2018, the aggregate commitment for future compensation and severance was approximately $0.5 million.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified. As of June 30, 2018 and December 31, 2017, there have been no reserves established for compliance audit contingencies.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Currently, we are not a party to any material pending or overly threatened legal or governmental proceedings, other than proceedings and claims that arise in the ordinary course and are incidental to our business.

9.     Sale of Saltwater Disposal Facilities

In May 2018, we sold our subsidiary Cypress Energy Partners – Orla SWD, LLC (“Orla”), which owns a saltwater disposal facility in Monahans, Texas, to an unrelated party for $8.0 million of cash proceeds. We recorded a gain on this transaction of $1.6 million, which represents the excess of the cash proceeds over the net book value of assets sold. The net book value of the assets sold included $3.0 million of allocated goodwill, calculated based on the estimated fair value of the Orla facility relative to the estimated fair value of the Water Services reporting unit as a whole. This calculation is considered Level 3 and the fair values included in this calculation were determined utilizing discounted cash flows of the Orla facility and the Water Services reporting unit as a whole as of the date of sale.

In January 2018, we sold our subsidiary Cypress Energy Partners – Pecos SWD, LLC (“Pecos”), which owns a saltwater disposal facility in Pecos, Texas, to an unrelated party for $4.0 million of cash proceeds and a royalty interest in the future revenues of the facility. We concluded this represented the sale of a business and we will record the royalties in the periods in which they are received. We recorded a gain on this transaction of $1.8 million, which represents the excess of the cash proceeds over the net book value of assets sold. The net book value of the assets sold included $2.0 million of allocated goodwill, calculated based on the estimated fair value of the Pecos facility relative to the estimated fair value of the Water Services reporting unit as a whole.  This calculation is considered Level 3 and the fair values included in this calculation were determined utilizing discounted cash flows of the Pecos facility and the Water Services reporting unit as a whole as of the date of sale.  Assets held for sale and liabilities held for sale on the Unaudited Condensed Consolidated Balance Sheet at December 31, 2017 represent the carrying values of the Pecos saltwater facility prior to its sale.

These gains, net of $0.1 million of charges related to the abandonment of a capital expansion project, are reported within gain on asset disposals, net on the Unaudited Condensed Consolidated Statements of Operations. We used the cash proceeds from these sales to repay $12.0 million of outstanding borrowings under our revolving credit facility.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.  Reportable Segments

Our operations consist of three reportable segments: (i) Pipeline Inspection, (ii) Integrity Services, and (iii) Water Services.

Pipeline Inspection – This segment represents our pipeline inspection services operations. This segment provides independent inspection and integrity services to various energy, public utility, and pipeline companies. The inspectors in this segment perform a variety of inspection services on midstream pipelines, gathering and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. Our results in this segment are driven primarily by the number and type of inspectors performing services for customers and the fees charged for those services, which depend on the nature and duration of the projects. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year.  Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed considering sometimes inclement weather, thus affecting our revenue and costs.

Integrity Services – This segment provides independent hydro-testing integrity services to major natural gas and petroleum pipeline companies, and to pipeline construction companies in the United States. Field personnel in this segment primarily perform hydrostatic testing on newly-constructed and existing natural gas and petroleum pipelines. Results in this segment are driven primarily by field personnel performing services for customers and the fees charged for those services, which depend on the nature, scope, and duration of the projects.  Revenue during the six months ended June 30, 2018 included $0.3 million associated with additional billings on a project that we completed in the fourth quarter of 2017 (we recognized the revenue upon receipt of customer acknowledgment of the additional fees).

Water Services – This segment includes the operations of eight saltwater disposal facilities and an ownership interest in one managed facility. Segment results are driven primarily by the volumes of water we inject into our saltwater disposal facilities and the fees we charge for our services. These fees are charged on a per-barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water. Revenue and costs in this segment may be subject to seasonal fluctuations and interim activity may not be indicative of yearly activity given that our saltwater disposal facilities are located in North Dakota and weather conditions there (especially winter weather conditions) could affect drilling and trucking activity, and ultimately, our volumes, revenues and costs.

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

	Pipeline		Integrity	Water
	Inspection		Services	Services	Other	Total
Three months ended June 30, 2018				(in thousands)

Revenue	$70,365		$3,076	$3,027	$—	$76,468
Costs of services	62,475		2,091	959	—	65,525
Gross margin	7,890		985	2,068	—	10,943
General and administrative	4,132	(a)	578	792 (b)	320	5,822
Depreciation, amortization and accretion	573		148	389	—	1,110
Gain on asset disposal, net	—		(45)	(1,561)	—	(1,606)
Operating income (loss)	$3,185		$304	$2,448	$(320)	5,617
Interest expense, net						(1,668)
Debt issuance cost write-off						(114)
Foreign currency loss						(117)
Other, net						125
Net income before income tax expense						$3,843

Three months ended June 30, 2017

Revenue	$70,154		$2,397	$2,016	$—	$74,567
Costs of services	63,384		1,969	605	—	65,958
Gross margin	6,770		428	1,411	—	8,609
General and administrative	3,065		517	575	1,172 (c)	5,329
Depreciation, amortization and accretion	579		157	470	—	1,206
(Gains) losses on asset disposals and insurance recoveries, net	18		—	(131)	—	(113)
Operating income (loss)	$3,108		$(246)	$497	$(1,172)	2,187
Interest expense, net						(1,795)
Foreign currency gains						267
Other, net						60
Net income before income tax expense						$719

(a)	Amount includes $0.7 million of the allocated quarterly administrative fee charged by Holdings specified in the omnibus agreement.
(b)	Amount includes $0.3 million of the allocated quarterly administrative fee charged by Holdings specified in the omnibus agreement.
(c)	Amount includes $0.8 million of allocated general and administrative expenses incurred by Holdings but not charged to us. For the three months ended June 30, 2017, Holdings waived the administrative fee specified in the omnibus agreement.

CYPRESS ENERGY PARTNERS, L.P.

 Notes to the Unaudited Condensed Consolidated Financial Statements

	Pipeline		Integrity	Water
	Inspection		Services	Services	Other	Total
	(in thousands)
Six months ended June 30, 2018

Revenue	$128,332		$7,426	$5,536	$—	$141,294
Costs of services	114,955		5,248	2,019	—	122,222
Gross margin	13,377		2,178	3,517	—	19,072
General and administrative	7,891	(a)	1,123	1,628 (b)	635	11,277
Depreciation, amortization and accretion	1,146		306	792	—	2,244
Gain on asset disposal, net	—		(45)	(3,270)	—	(3,315)
Operating income (loss)	$4,340		$794	$4,367	$(635)	8,866
Interest expense, net						(3,624)
Debt issuance cost write-off						(114)
Foreign currency loss						(451)
Other, net						207
Net income before income tax expense						$4,884

Six months ended June 30, 2017

Revenue	$132,302		$3,093	$3,894	$—	$139,289
Costs of services	119,985		2,873	1,493	—	124,351
Gross margin	12,317		220	2,401	—	14,938
General and administrative	6,319		963	793	2,364 (c)	10,439
Depreciation, amortization and accretion	1,178		314	885	—	2,377
Impairments	1,329		1,581	688	—	3,598
(Gains) losses on asset disposals and insurance recoveries, net	18		—	(131)	—	(113)
Operating income (loss)	$3,473		$(2,638)	$166	$(2,364)	(1,363)
Interest expense, net						(3,504)
Foreign currency gains						267
Other, net						105
Net loss before income tax expense						$(4,495)

Total Assets

June 30, 2018	$111,402		$10,528	$24,278	$2,311	$148,519

December 31, 2017 (recast to exclude intercompany receivables)	$120,368		$10,481	$31,472	$882	$163,203

(a)	Amount includes $1.4 million of allocated quarterly administrative fee charged by Holdings specified in the omnibus agreement.
(b)	Amount includes $0.6 million of allocated quarterly administrative fee charged by Holdings specified in the omnibus agreement.
(c)	Amount includes $1.8 million of allocated general and administrative expenses incurred by Holdings but not charged to us. For the six months ended June 30, 2017, Holdings waived the administrative fee specified in the omnibus agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection (“Pipeline Inspection”) segment is comprised of our investment in the TIR Entities; (2) our Integrity Services (“Integrity Services”) segment, made up of our 51% ownership investment in Brown Integrity, LLC and; (3) our Water and Environmental Services (“Water Services”) segment, comprised of our investments in various saltwater disposal facilities and activities related thereto. The financial information for Pipeline Inspection, Integrity Services and Water Services included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2017.

Overview

We are a growth-oriented master limited partnership formed in September 2013 to provide services to the oil and gas industry. We provide independent pipeline inspection and integrity services to energy exploration and production (“E&P”) companies, public utility companies, and midstream companies and their vendors in our Pipeline Inspection and Integrity Services segments throughout the United States and Canada. The Pipeline Inspection segment is comprised of the operations of the TIR Entities and the Integrity Services segment is comprised of the operations of Brown. We also provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Water Services segment. We operate eight saltwater disposal facilities located in the Bakken Shale region of the Williston Basin in North Dakota. We sold two saltwater disposal facilities located in the Permian Basin in West Texas in the first half of 2018. We also have a management agreement in place to provide staffing and management services to a saltwater disposal facility in the Bakken Shale region (a facility in which we own a 25% interest). Water Services customers are oil and natural gas exploration and production companies and trucking companies operating in the regions that we serve. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

Ownership

As of June 30, 2018, Holdings owns approximately 58.3% of the Partnership's common units, while affiliates of Holdings own approximately 5.7% of the Partnership's common units, for a total ownership percentage of the Partnership's common units of approximately 64.0% by Holdings and its affiliates. Holdings’ ownership group also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”) and an affiliate of our General Partner owns 100% of the preferred units.

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of a quarterly administrative fee in the amount of $1.0 million to Holdings, for providing certain partnership overhead services, including certain executive management services by certain officers and employees of our General Partner. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership. For the three and six months ended June 30, 2018, this fee was paid to Holdings in accordance with its terms and conditions. For the three and six months ended June 30, 2017, Holdings provided sponsor support to the Partnership by waiving payment of the quarterly administrative fee;

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services; and

●	indemnification of us by Holdings for certain environmental and other liabilities, including events and conditions associated with the operation of assets that occurred prior to the closing of the IPO and our obligation to indemnify Holdings for events and conditions associated with the operation of our assets that occur after the closing of the IPO and for environmental liabilities related to our assets to the extent Holdings is not required to indemnify us.

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

Holdings incurred expenses of $0.8 million and $1.8 million on our behalf during the three and six months ended June 30, 2017, respectively. These expenses are reported within general and administrative and net loss attributable to general partner in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Integrity Services

We generate revenue in our Integrity Services segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies of newly-constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being tested, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project.

Water Services

We generate revenue in the Water Services segment primarily by treating flowback and produced water and injecting the saltwater into our saltwater disposal facilities. Our results are driven primarily by the volumes of produced water and flowback water we inject into our saltwater disposal facilities and the fees we charge for these services. These fees are charged on a per-barrel basis under contracts that are short-term in nature and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the saltwater. We also generate revenue managing a saltwater disposal facility for a fee.

The volumes of saltwater disposed at our saltwater disposal facilities are driven by water volumes generated from existing oil and natural gas wells during their useful lives and development drilling. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the current and projected prices of oil, natural gas, and natural gas liquids, the cost to drill and operate a well, the availability and cost of capital, and environmental and governmental regulations. We generally expect the level of drilling to correlate with long-term trends in prices of oil, natural gas, and natural gas liquids.

We also generate revenues from the sales of residual oil recovered during the saltwater treatment process.  Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source, and temperature.  Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult.  Thus, our residual oil recovery during the winter season is usually lower than our recovery during the summer season in North Dakota.  Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering the saltwater to us for treatment.

Outlook

Overall

We are encouraged by our positive results in the second quarter of 2018. All three of our business lines continued to show solid growth during the second quarter as anticipated. The strength of our recovery can be clearly seen in significant improvements in EBITDA and distributable cash flow compared with prior periods. Our pipeline inspection business, TIR, achieved an important milestone in June, celebrating its fifteenth anniversary. TIR has been profitable every year of its history, has proven its resiliency during the financial crisis and the recent energy downturn, and recorded over $268 million of revenue in the year ended December 31, 2017. During the second quarter, we completed our previously announced refinancing and have significantly reduced our debt by approximately 44% from the end of 2017. We now enjoy a much stronger balance sheet with a net leverage of approximately 3.09x EBITDA.

Our customers have recovered nicely from the downturn, benefitting from the material improvement in commodity prices that have led to increases in spending on maintenance and growth capital expenditures which, in turn, benefits our business. These fundamental improvements in the energy industry underpin the confidence we have in our business outlook. The last three years have been marked by the most significant energy downturn in generations, and we have capitalized on a number of competitive opportunities while simultaneously transforming our Company to be even more competitive in the broad-based recovery that ultimately benefits our Company. We continue to expand our lines of business and have reached new levels of efficiency in all our activities as demonstrated in all three of our business segments. We continue to look at some exciting acquisition and organic growth opportunities and remain ready to capture these opportunities coming from the positive market fundamentals. Demand for our inspection and integrity services have remained strong. Our Pipeline Inspection and Integrity Services segments represented approximately 96% of our revenues and approximately 81% of our gross margin during the three months ended June 30, 2018.

The average inspector headcount from U.S. operations of 1,183 during the second quarter of 2018 was a 9.8% increase from the U.S. inspector headcount during second quarter 2017. Revenues and gross margins during 2018 have also benefitted from two new service lines that we developed in 2017. Our gross margin percentage continues to improve (11.2% in the second quarter of 2018, compared to 9.5% in the first quarter of 2018 and 9.7% in the second quarter of 2017) as a result of our focus on higher-margin services.

Revenues of our Integrity Services segment of $7.4 million during the first six months of 2018 were considerably higher than revenues of $3.1 million during the first six months of 2017. Our margin percentage of 29.3% in 2018 was also considerably higher than the margin percentage of 7.1% in the first six months of 2017.

Our Water Services segment continues to benefit from higher rig counts, activity, and oil prices. Revenues from our North Dakota operations continue to significantly improve ($3.0 million during the second quarter of 2018, compared to $2.4 million during the first quarter of 2018 and $1.5 million during the second quarter of 2017), due to increased customer activity and the completion in January 2018 of a new pipeline gathering system into one of our facilities.

We also sold our two saltwater disposal facilities in West Texas earlier this year on attractive terms, and now operate our Water Services segment solely in the Bakken region of North Dakota, where we believe we have better economies of scale. We currently operate nine saltwater disposal facilities with nine different connected pipelines. Approximately 43% of our water disposal volumes in the second quarter of 2018 were received via these pipelines, with additional pipelines currently under development. During the second quarter of 2018, approximately 90% of our water was produced water from completed oil wells.

We continue to pursue acquisition opportunities. The previously-announced strategic alternatives process continues as well. We continue to believe the long-term increasing demand for inspection and integrity services and water solutions remains strong due to our nation’s aging pipeline infrastructure, growing production, and increasing governmental regulations.

Pipeline Inspection

Demand is once again growing for our Pipeline Inspection segment. We operate in a very large market, with over 1,000 customer prospects who require federally and/or state-mandated inspection and integrity services. During the second quarter of 2018 we added 5  new customers.

A Stifel energy research analyst recently published the following multi-year pipeline industry update that is summarized below:

●	2018 Forecast: Stifel is tracking $38.5 billion of pipeline/midstream infrastructure spending proposed for 2018. On a probability-weighted basis, Stifel forecasts all-in potential 2018 spending of $33.1 billion, or a 30.2% increase year over year. If only highest confidence Tier 1 projects were to move forward, this would produce 13.7% year-to-year growth. Layering in moderate confidence Tier 2 projects, the growth forecast rises to 25.3%.

●	2019 and beyond: Stifel anticipates 2019 spending will reflect growth over 2018 levels. Given that Stifel’s projections only include announced, named pipeline projects, Stifel's tracker currently reflects a decline in proposed activity in 2019 and 2020. This is a function of the timing of project announcements, and is expected to rise throughout 2018. Virtually every industry contact and source along the supply chain, including equipment providers, engineers and construction sources, suggest that 2019 could show continued growth from the record activity of 2018.

●	Bidding and award activity is accelerating following delays related to the lack of a quorum at FERC. During the first half of 2017, the Federal Energy Regulatory Commission (“FERC”) lacked a quorum for roughly 6 months, which delayed large project approval. The FERC’s quorum was re-established on August 10, 2017, with the swearing-in of Robert Powelson. At the time FERC's quorum was re-established, it was estimated that approximately $14 billion of pipeline projects had been backlogged. FERC is beginning to take action on the queue, with NEXUS, Atlantic Coast, and the Mountain Valley Pipelines approved in October of 2017.

●	Continued growth in the award of large pipeline projects. Stifel is tracking nearly $30 billion in projects that could be awarded over the next approximately 12 months and believes that at least $4.5 billion worth of projects are currently out to bid. This could result in additional large pipeline project awards for contractors throughout 2018, which would benefit our inspection and integrity segments. Developers are concerned about procuring quality construction partners, given that the industry is likely to reach full utilization in 2018. This generally bodes well for contractor pricing, terms, and conditions, which could then result in favorable pricing, terms and conditions for us.

Our continued focus remains on both maintenance and integrity work on existing pipelines as well as work on new projects. The majority of our existing and potential customers are once again investing in their businesses following a difficult economic downturn. We continue to focus on new lines of business to serve our existing customers, including mechanical integrity and pipeline decontamination services. The majority of our clients are public, investment-grade companies with long planning cycles that lead to healthy backlogs of new long-term projects and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that, regardless of low commodity prices or low oil demand, our customers will still require our regulatory inspection services.  Therefore, the Pipeline Inspection business is more insulated from changes in commodity prices in the near term than it has been in the past. However, a prolonged depression in oil and natural gas prices could lead to a downturn in demand for our services as was the case in recent years.

Integrity Services

Brown, our 51% owned hydrotesting business unit, has seen a significant improvement in its utilization rates in 2018. Brown had a difficult year in 2016, which forced us to implement aggressive measures to manage and reduce its cost structure. We believe our new strategy is working, and we plan to continue to focus on the potential synergies that may develop between this segment and our other current customers, as well as the growth and nurturing of Brown’s historical, ongoing business. In 2017, Brown worked in 15 states and has successfully obtained new business from TIR relationships. Brown’s revenues and gross margins improved in the first half of 2018 compared to the first half of 2017. Brown continues to enjoy an excellent reputation in the industry and has a substantial amount of new work that it is currently bidding to win.

Water Services

Our Water Services segment disposed of 3.6 million barrels of saltwater during the second quarter of 2018, which was an increase over the 2.2 million barrels disposed during the second quarter of 2017 (exclusive of the volumes relating to our Texas facilities, which were sold in 2018). Our average revenue per barrel increased to $0.85 (inclusive of water disposal, oil reclamation, and management fees) in the second quarter of 2018, an increase over the average revenue per barrel of $0.68 during the second quarter of 2017, due in part to an increase in revenues associated with the gathering system that we placed into service in January 2018. Drilling activity has improved dramatically following the downturn and the lows that occurred in May 2016. Baker Hughes North America Rotary Rig Count had the following information as of July 20, 2018:

●	The U.S. rig count totaled 1,046, including 56 in the Williston basin of the Bakken;

●	The U.S. rig count has increased 159%, or 642 rigs, from the May 2016 trough of 404 rigs; and

●	The U.S. rig count remains down 46%, or 885 rigs, from the September 2014 peak of 1,931 rigs.

Crude oil prices have also increased, and in July 2018 NYMEX Near Month crude exceeded $69.00 per barrel. The decline in the market price of crude oil that began in the second half of 2014 has had an adverse impact on our volumes and revenues over the last three years. The resultant slowdown in exploration and production activity led to lower new drilling activity, volumes, and commodity prices from sales of crude oil we recover from the water we process. In addition, many of our E&P customers requested pricing concessions to help them cope with the lower commodity prices and the market became over supplied relative to activity levels. In the majority of the basins in the country, new saltwater disposal facilities were developed to support previous rig counts and activity levels prior to the sharp contraction in activity and commodity prices. These events have led to excess saltwater disposal facility supply relative to current demand in many locations, including the Bakken, that in turn has led to aggressive pricing.

We have always focused on produced water and piped water whenever possible instead of trucked flowback water, and therefore we believe we have been less impacted than many of our competitors. During the second quarter of 2018, 90% of our volumes were produced water and 43% of our volumes were delivered via pipelines. We continue to focus on piped water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production.

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

In July of 2017, a lightning strike at our Grassy Butte saltwater disposal facility initiated a fire that destroyed the surface storage equipment at the facility. It did not damage our pumps, electrical, housing, office, or downhole facilities. We had insurance covering the surface facilities with a reasonable deductible. We rebuilt and reopened the Grassy Butte facility in June 2018.

In January of 2018, we sold our subsidiary that owned a saltwater disposal facility in Pecos, Texas to an unrelated party. We received $4.0 million of cash proceeds and a perpetual royalty interest in the future revenues of the facility. In May of 2018, we sold our subsidiary that owns a saltwater disposal facility in Orla, Texas to an unrelated party for $8.0 million.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Revenue	$76,468	$74,567	$141,294	$139,289
Costs of services	65,525	65,958	122,222	124,351
Gross margin	10,943	8,609	19,072	14,938

Operating costs and expense:
General and administrative - segment	5,502	4,157	10,642	8,075
General and administrative - corporate	320	1,172	635	2,364
Depreciation, amortization and accretion	1,110	1,206	2,244	2,377
Impairments	—	—	—	3,598
Gain on asset disposals, net	(1,606)	(113)	(3,315)	(113)
Operating income (loss)	5,617	2,187	8,866	(1,363)

Other (expense) income:
Interest expense, net	(1,668)	(1,795)	(3,624)	(3,504)
Debt issuance cost write-off	(114)	—	(114)	—
Foreign currency gains (losses)	(117)	267	(451)	267
Other, net	125	60	207	105
Net income (loss) before income tax expense	3,843	719	4,884	(4,495)
Income tax expense (benefit)	287	222	368	(71)
Net income (loss)	3,556	497	4,516	(4,424)

Net income (loss) attributable to noncontrolling interests	149	(133)	384	(1,298)
Net income (loss) attributable to partners / controlling interests	3,407	630	4,132	(3,126)

Net loss attributable to general partner	—	(829)	—	(1,750)
Net income (loss) attributable to limited partners	3,407	1,459	4,132	(1,376)
Net income attributable to preferred unitholder	367	—	367	—
Net income (loss) attributable to common unitholders	$3,040	$1,459	$3,765	$(1,376)

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative - corporate decreased by $1.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to the waiving of the two $1.0 million quarterly administrative fees due to Holdings in the six months ended June 30, 2017. Amounts in the six months ended June 30, 2017 include $1.8 million of expenses incurred by Holdings on our behalf that they elected not to charge us. During each of the first two quarters of 2018, we paid the $1.0 million administrative fee, and this expense is reported in general and administrative – segment in the table above ($1.4 million of which was allocated to the Pipeline Inspection segment and $0.6 million of which was allocated to the Water Services segment).

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense increased for the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily due to an increase in interest rates. This increase was partially offset by a decrease in interest expense resulting from a reduction in the borrowings outstanding under our Credit Agreement. We made payments of $4.0 million, $5.0 million, and $8.0 million in January, April, and May 2018, respectively, to reduce the outstanding balance. In May 2018, we issued preferred equity and used the proceeds to reduce the outstanding balance on the Credit Agreement by an additional $43.8 million. Average debt outstanding during the six months ended June 30, 2018 and 2017 was $121.1 million and $136.9 million, respectively. The average interest rate on our borrowings increased from 4.48% in the six months ended June 30, 2017 to 5.32% in the six months ended June 30, 2018.

Debt issuance cost write-off. In May 2018, we entered into an amendment to our revolving credit facility and wrote off $0.1 million of debt issuance costs, which represented the portion of the unamortized debt issuance costs attributable to lenders who are no longer participating in the credit facility subsequent to the amendment to the Credit Agreement.

Foreign currency gains (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Unaudited Condensed Consolidated Balance Sheets. Beginning April 1, 2017, we report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency losses during the six months ended June 30, 2018 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar. The net foreign currency gains during the six months ended June 30, 2017 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar.

Other, net. Other income primarily consists of income associated with our 25% interest in a saltwater disposal facility, which we account for under the equity method, royalty income, and interest income.

Income tax expense. Income tax expense includes income taxes related to two of our taxable corporate subsidiaries in the United States and one taxable corporate subsidiary in Canada (two in our Pipeline Inspection segment and one in our Integrity Services segment), as well as business activity, gross margin, and franchise taxes incurred in certain states. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings.

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

Net loss attributable to general partner. The net loss attributable to the general partner during the three and six months ended June 30, 2017 consists of expenses that Holdings incurred on our behalf. Since Holdings did not charge us for these expenses, we recorded these expenses as an equity contribution from our general partner.

Net income attributable to preferred unitholder. On May 29, 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of the Pipeline Inspection segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$70,365		$70,154		$211	0.3%
Costs of services	62,475		63,384		(909)	(1.4)%
Gross margin	7,890	11.2%	6,770	9.7%	1,120	16.5%

General and administrative	4,132	5.9%	3,065	4.4%	1,067	34.8%
Depreciation and amortization	573	0.8%	579	0.8%	(6)	(1.0)%
Losses on asset disposals, net	—		18	0.0%	(18)	(100.0)%
Operating income	$3,185	4.5%	$3,108	4.4%	$77	2.5%

Operating Data
Average number of inspectors	1,188		1,186		2	0.2%
Average revenue per inspector per week	$4,556		$4,550		$6	0.1%
Revenue variance due to number of inspectors					$118
Revenue variance due to average revenue per inspector					$93

Revenue. Revenue of the Pipeline Inspection segment increased $0.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to slight increases in the average number of inspectors engaged (an increase of 2 inspectors accounting for $0.1 million of the revenue increase) and in the average revenue billed per inspector (accounting for $0.1 million of the revenue increase).

Revenue attributable to our U.S. operations increased $6.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to increased activity by our clients and increased business development efforts, including the expansion of the non-destructive examination business and the formation of two new lines of businesses. This increase was partially offset by a decrease of $6.5 million in revenues attributable to our Canadian operations, due primarily to the loss of our largest Canadian customer in the second quarter of 2017 (this customer completed a bidding process and awarded new contracts to other service providers at rates that were lower than we were willing to accept).

Average revenue per inspector fluctuates due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services. Competition remains intense in the industry, which continues to exert pressure on rates.

Costs of services. Costs of services decreased $0.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to fluctuations in our costs related to the different types of inspection services we provide.

Gross margin. Gross margin increased $1.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The gross margin percentage improved to 11.2% in the second quarter of 2018, compared to 9.7% in the second quarter of 2017. The increase in gross margin percentage is due to changes in the mix of services provided and the loss of low margin work that was generated in Canada during 2017. In addition, during the three months ended June 30, 2018, we generated more revenues from our public utility and nondestructive examination service lines, which typically produce higher margins.

General and administrative. General and administrative expenses increased by $1.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to $0.7 million of expense associated with the administrative fee charged by Holdings that was recorded by our Pipeline Inspection segment. During the three months ended June 30, 2017, Holdings waived this administrative fee. Compensation expense associated with our U.S. operations increased by approximately $0.4 million during the three months ended June 30, 2018, due to an increase in personnel to support our growing businesses. These increases were partially offset by a decrease of $0.3 million in general and administrative expenses related to our Canadian operations as a result of reduced business activity.

Depreciation and amortization. Depreciation and amortization expense during the second quarter of 2018 was not significantly different from depreciation and amortization expense during the second quarter of 2017.

Operating income. Operating income increased $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to the increase in gross margin, partially offset by an increase in general and administrative expenses (primarily related to our payment of the administrative fee charged by Holdings in the second quarter of 2018, which was waived in the second quarter of 2017).

The following table summarizes the operating results of the Pipeline Inspection segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$128,332		$132,302		$(3,970)	(3.0)%
Costs of services	114,955		119,985		(5,030)	(4.2)%
Gross margin	13,377	10.4%	12,317	9.3%	1,060	8.6%

General and administrative	7,891	6.1%	6,319	4.8%	1,572	24.9%
Depreciation and amortization	1,146	0.9%	1,178	0.9%	(32)	(2.7)%
Impairments	—		1,329	1.0%	(1,329)	(100.0)%
Losses on asset disposals, net	—		18	0.0%	(18)	(100.0)%
Operating income	$4,340	3.4%	$3,473	2.6%	$867	25.0%

Operating Data
Average number of inspectors	1,109		1,135		(26)	(2.3)%

Average revenue per inspector per week	$4,475		$4,508		$(33)	(0.7)%
Revenue variance due to number of inspectors					$(3,009)
Revenue variance due to average revenue per inspector					$(961)

Revenue. Revenue of the Pipeline Inspection segment decreased $4.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to a decrease in the average number of inspectors engaged (a decrease of 26 inspectors accounting for $3.0 million of the revenue decrease) and a decrease in the average revenue billed per inspector (accounting for $1.0 million of the revenue decrease).

Revenue attributable to our U.S. operations increased $16.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to increased activity by our clients and increased business development efforts, including the expansion of the non-destructive examination business and the formation of two new lines of businesses. This increase was offset by a decrease of $20.2 million in revenues attributable to our Canadian operations, due primarily to the loss of our largest Canadian customer in the second quarter of 2017 (this customer completed a bidding process and awarded new contracts to other service providers at rates that were lower than we were willing to accept).

The decline in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services. Competition remains intense in the industry, which continues to exert downward pressure on rates.

Costs of services. Costs of services decreased $5.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to fewer inspectors in the field, consistent with the decrease in revenue during the same period and fluctuations in our costs related different types of inspection services we provide.

Gross margin. Gross margin increased $1.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The gross margin percentage improved to 10.4% in 2018, compared to 9.3% in 2017. The increase in gross margin percentage is due to changes in the mix of services provided and the loss of low margin work that was generated in Canada. In addition, during the six months ended June 30, 2018, we generated more revenues from our public utility and nondestructive examination service lines, which typically produce higher margins.

General and administrative. General and administrative expenses increased by $1.6 million during the six months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to $1.4 million of expense associated with the administrative fee charged by Holdings that was recorded by our Pipeline Inspection segment. During the six months ended June 30, 2017, Holdings waived this administrative fee. Compensation expense associated with our U.S. operations increased approximately $0.4 million during the six months ended June 30, 2018, due to an increase in personnel to support our growing businesses. These increases were partially offset by a decrease of $0.4 million in general and administrative expenses related to our Canadian operations as a result of reduced business activity.

Depreciation and amortization. Depreciation and amortization expense during the six months ended June 30, 2018 was not significantly different from depreciation and amortization expense during the six months ended June 30, 2017.

Impairments. During 2017, the largest customer of our Canadian subsidiary completed a bid process and selected different service providers for its inspection contracts. In consideration of the loss of this contract, we recorded impairments to the carrying values of certain intangible assets of $1.3 million in the first quarter of 2017. Of this amount, $1.1 million related to customer relationships and $0.2 million related to trade names.

Operating income. Operating income increased by $0.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to the increase in gross margin and the absence of impairment expense in 2018 that incurred in 2017, partially offset by our payment of the quarterly administrative fees charged by Holdings in 2018, which fees were waived in the first two quarters of 2017.

Integrity Services

The following table summarizes the results of the Integrity Services segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$3,076		$2,397		$679	28.3%
Costs of services	2,091		1,969		122	6.2%
Gross margin	985	32.0%	428	17.9%	557	130.1%

General and administrative	578	18.8%	517	21.6%	61	11.8%
Depreciation and amortization	148	4.8%	157	6.5%	(9)	(5.7)%
Gain on asset disposals, net	(45)	(1.5)%	—		(45)
Operating income (loss)	$304	9.9%	$(246)	(10.3)%	$550	(223.6)%

Operating Data
Average number of field personnel	22		18		4	22.2%
Average revenue per field personnel per week	$10,755		$10,244		$511	5.0%
Revenue variance due to number of field personnel					$559
Revenue variance due to average revenue per field personnel					$120

Revenue. Revenue increased $0.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The Integrity Services segment won more bids for large projects, and as a result, employee utilization was significantly higher in the second quarter of 2018 than in the second quarter of 2017. The increase in successful bids was due to improving market conditions and improved business development efforts.

Costs of services. Cost of services increased $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to an increase in revenues.

Gross margin. Gross margin increased $0.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The employees of the Integrity Services segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are primarily variable costs). Because these employees were more fully utilized during the three months ended June 30, 2018, the gross margin percentage was higher.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent from the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Depreciation and amortization. Depreciation expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the three months ended June 30, 2018 was not significantly different from depreciation and amortization expense during the three months ended June 30, 2017.

Operating income (loss). Operating income increased by $0.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to higher gross margins of $0.6 million.

The following table summarizes the results of the Integrity Services segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$7,426		$3,093		$4,333	140.1%
Costs of services	5,248		2,873		2,375	82.7%
Gross margin	2,178	29.3%	220	7.1%	1,958	890.0%

General and administrative	1,123	15.1%	963	31.1%	160	16.6%
Depreciation and amortization	306	4.1%	314	10.2%	(8)	(2.5)%
Gain on asset disposals, net	(45)	(0.6)%	—		(45)
Impairments	—		1,581	51.1%	(1,581)	(100.0)%
Operating income (loss)	$794	10.7%	$(2,638)	(85.3)%	$3,432	(130.1)%

Operating Data
Average number of field personnel	22		17		5	29.4%

Average revenue per field personnel per week	$13,054		$7,036		$6,018	85.5%
Revenue variance due to number of field personnel					$1,688
Revenue variance due to average revenue per field personnel					$2,645

Revenue. Revenue increased $4.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The Integrity Services segment won more bids for large projects, and as a result, employee utilization was significantly higher in 2018 than in 2017. The increase in successful bids was due to improving market conditions and to improved business development efforts. Revenue during the six months ended June 30, 2018 included $0.3 million associated with additional billings on a project that we completed in the fourth quarter of 2017 (we recognized the revenue upon receipt of customer acknowledgment of the additional fees).

Costs of services. Cost of services increased $2.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to an increase in revenues.

Gross margin. Gross margin increased $2.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The employees of the Integrity Services segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are primarily variable costs). Because these employees were more fully utilized during the six months ended June 30, 2018, the gross margin percentage was higher.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses increased by $0.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to increased costs related to business development personnel and efforts.

Depreciation and amortization. Depreciation expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation and amortization expense during the six months ended June 30, 2018 was not significantly different from depreciation and amortization expense during the six months ended June 30, 2017.

Impairments. During the first quarter of 2017, we recorded a full impairment to the goodwill of the Integrity Services segment. Although we had recently won bids on a number of projects and our backlog had begun to improve, the improvement in the backlog had been slower than we had anticipated, and accordingly, we revised downward our expectations of the near-term operating results of the segment.

Operating income (loss). Operating income increased by $3.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase was due in part to higher gross margins of $2.0 million and, in part, to the absence of any impairment expense in the six months ended June 30, 2018 compared to $1.6 million of impairment expense recorded during the six months ended June 30, 2017.

Water Services

The following table summarizes the operating results of the Water Services segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$3,027		$2,016		$1,011	50.1%
Costs of services	959		605		354	58.5%
Gross margin	2,068	68.3%	1,411	70.0%	657	46.6%

General and administrative	792	26.2%	575	28.5%	217	37.7%
Depreciation, amortization and accretion	389	12.9%	470	23.3%	(81)	(17.2)%
Gain on asset disposals, net	(1,561)	(51.6)%	(131)	(6.5)%	(1,430)	1091.6%
Operating income	$2,448	80.9%	$497	24.7%	$1,951	392.6%

Operating Data
Total barrels of saltwater disposed	3,577		2,966		611	20.6%
Average revenue per barrel disposed (a)	$0.85		$0.68		$0.17	25.0%
Revenue variance due to barrels disposed					$415
Revenue variance due to revenue per barrel					$596

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenue. Revenue of the Water Services segment increased by $1.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to a 21% increase in the volume of saltwater disposed and an increase in the average revenue per barrel disposed of 25%.

Volumes at our North Dakota facilities increased by 1.4 million barrels. Approximately 0.6 million barrels of this increase related to our Williams, North Dakota facility, due to an agreement with a customer that developed new producing wells in 2017 near our facility. During January 2018, we completed construction of a gathering system to this customer’s production fields. Increases in volumes at certain of our other North Dakota facilities as a result of increased customer activity were partially offset by a decrease in volumes of 0.2 million barrels at our Grassy Butte facility, which was struck by lightning in July of 2017. The resulting fire destroyed the surface equipment of this facility. We rebuilt and reopened this facility in June 2018.

Volumes at our Texas facilities decreased by 0.8 million barrels during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This was due to the sale in January 2018 of our Pecos facility and the sale in May 2018 of our Orla facility. All of our remaining facilities are located in North Dakota.

The average revenue per barrel increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due in part to increased revenues from our new gathering system.

Costs of services. Costs of services increased by $0.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was due in part to an expense accrual of $0.1 million related to the cleanup and remediation of saltwater spills at two of our facilities in North Dakota.

Gross margin. Gross margin increased $0.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to a $1.0 million increase in revenue, partially offset by a $0.4 million increase in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses increased by $0.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily as a result of a $0.3 million administrative fee charged by Holdings (Holdings waived this administrative fee during the three months ended June 30, 2017).

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2018 was not significantly different from depreciation and amortization expense during the three months ended June 30, 2017.

Gain on asset disposals, net. We recorded a gain of $1.6 million upon the May 2018 sale of our Orla, Texas facility. During the three months ended June 30, 2017, we recorded a gain of $0.3 million upon the receipt of insurance proceeds for a property damage claim related to a January 2017 lightning strike and fire at our Orla facility, which was partially offset by $0.2 million of non-reimbursable costs associated with the fire.

Operating income. Our Water Services segment generated operating income of $2.4 million during the three months ended June 30, 2018 compared to operating income of $0.5 million during the three months ended June 30, 2017. The increase in operating income was due in part to a $1.6 million gain from the sale of our Orla, Texas saltwater disposal facility in May of 2018 and an increase of $0.7 million in the segment’s gross margin, partially offset by an increase of $0.2 million in general and administrative expenses.

The following table summarizes the operating results of the Water Services segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	% of Revenue	2017	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$5,536		$3,894		$1,642	42.2%
Costs of services	2,019		1,493		526	35.2%
Gross margin	3,517	63.5%	2,401	61.7%	1,116	46.5%

General and administrative	1,628	29.4%	793	20.4%	835	105.3%
Depreciation, amortization and accretion	792	14.3%	885	22.7%	(93)	(10.5)%
Impairments	—		688	17.7%	(688)	(100.0)%
Gain on asset disposals, net	(3,270)	(59.1)%	(131)	(3.4)%	(3,139)	2396.2%
Operating income	$4,367	78.9%	$166	4.3%	$4,201	2530.7%

Operating Data
Total barrels of saltwater disposed	6,652		5,739		913	15.9%
Average revenue per barrel disposed (a)	$0.83		$0.68		$0.15	23.0%
Revenue variance due to barrels disposed					$619
Revenue variance due to revenue per barrel					$1,023

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenue. Revenue of the Water Services segment increased by $1.6 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to a 16% increase in the volume of salt water disposed and an increase in the average revenue per barrel disposed of approximately 22%.

Volumes at our North Dakota facilities increased by 2.3 million barrels. Approximately 1.2 million barrels of this increase related to our Williams, North Dakota facility, due to an agreement with a customer that developed new producing wells in 2017 near our facility. During January 2018, we completed construction of a gathering system to this customer’s production fields. Increases in volumes at certain of our other North Dakota facilities as a result of increased customer activity were partially offset by a decrease in volumes of 0.3 million barrels at our Grassy Butte facility, which was struck by lightning in July of 2017. The resulting fire destroyed the surface equipment of this facility. We rebuilt and reopened this facility in June 2018.

Volumes at our Texas facilities decreased by 1.4 million barrels during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This was due to the sale in January 2018 of our Pecos facility and the sale in May 2018 of our Orla facility. All of our remaining facilities are located in North Dakota.

The average revenue per barrel increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due in part to increased revenues from our new gathering system. In addition, revenues during the six months ended June 30, 2018 included $0.1 million of management fees associated with a transition services agreement related to the sale of the Pecos facility.

Costs of services. Costs of services increased by $0.5 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was due in part to expenses of $0.2 million related to the cleanup and remediation of saltwater spills at certain of our facilities in North Dakota.

Gross margin. Gross margin increased $1.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due primarily to a $1.6 million increase in revenue, partially offset by a $0.5 million increase in cost of services.

  General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses increased by $0.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Of this increase, $0.6 million related to an administrative fee charged by Holdings (Holdings waived this administrative fee during the six months ended June 30, 2017). In addition, general and administrative expense during the six months ended June 30, 2017 were reduced by $0.3 million upon collection of an account receivable on which we had previously recorded a valuation allowance.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2018 was not significantly different from depreciation and amortization expense during the six months ended June 30, 2017.

 Impairments. In the first quarter of 2017, we recorded an impairment of $0.7 million to the property, plant and equipment at one of our saltwater disposal facilities. We experienced low volumes at this facility due to competition in the area and to low levels of exploration and production activity near the facility.

Gain on asset disposals, net. During the six months ended June 30, 2018, we recorded a gain of $1.6 million on the sale of our Orla, Texas facility, a gain of $1.8 million on the sale of our Pecos, Texas facility, and a loss of $0.1 million on the abandonment of a capital expansion project.

During the six months ended June 30, 2017, we recorded a gain of $0.3 million upon the receipt of insurance proceeds for a property damage claim related to the lightning strike and fire at our Orla facility, which was partially offset by $0.2 million of non-reimbursable costs associated with the fire.

Operating income. Our Water Services segment generated operating income of $4.4 million during the six months ended June 30, 2018 compared to operating income of $0.2 million during the six months ended June 30, 2017. The increase in operating income was due in part to gains of $3.4 million from the sales of our saltwater disposal facilities in Texas, an increase of $1.1 million in the segment’s gross margin, and impairments of $0.7 million recorded in 2017, partially offset by an increase of $0.8 in general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss); plus interest expense; depreciation, amortization, and accretion expenses; income tax expense; impairments; non-cash allocated expenses; equity-based compensation expense; less certain other unusual or non-recurring items. We define Adjusted EBITDA attributable to limited partners as net income (loss) attributable to limited partners; plus interest expense attributable to limited partners; depreciation, amortization, and accretion expenses attributable to limited partners; impairments attributable to limited partners; income tax expense attributable to limited partners; non-cash allocated expenses attributable to limited partners; and equity-based compensation expense attributable to limited partners; less certain other unusual or non-recurring items attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners excluding cash interest paid, cash income taxes paid, maintenance capital expenditures, and cash distributions on preferred equity. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA to Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net income (loss)	$3,556	$497	$4,516	$(4,424)
Add:
Interest expense	1,668	1,795	3,624	3,504
Debt issuance cost write-off	114	—	114	—
Depreciation, amortization and accretion	1,375	1,481	2,793	2,913
Impairments	—	—	—	3,598
Income tax expense (benefit)	287	222	368	(71)
Non-cash allocated expenses	—	829	—	1,750
Equity-based compensation	335	409	547	766
Foreign currency losses	117	—	451	—
Less:
Foreign currency gains	—	267	—	267
Gains on asset disposals, net	1,561	131	3,270	131
Adjusted EBITDA	$5,891	$4,835	$9,143	$7,638

Adjusted EBITDA attributable to noncontrolling interests	278	12	664	(236)
Adjusted EBITDA attributable to limited partners / controlling interests	$5,613	$4,823	$8,479	$7,874

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	2,492	2,723	4,428	4,470
Distributable cash flow	$3,121	$2,100	$4,051	$3,404

Reconciliation of Net Income (Loss) Attributable to Limited Partners to Adjusted

EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net income (loss) attributable to limited partners	$3,407	$1,459	$4,132	$(1,376)
Add:
Interest expense attributable to limited partners	1,668	1,795	3,624	3,504
Debt issuance cost write-off attributable to limited partners	114	—	114	—
Depreciation, amortization and accretion attributable to limited partners	1,252	1,340	2,527	2,630
Impairments attributable to limited partners	—	—	—	2,823
Income tax expense attributable to limited partners	281	218	354	(75)
Equity based compensation attributable to limited partners	335	409	547	766
Foreign currency losses attributable to limited partners	117	—	451	—
Less:
Foreign currency gains attributable to limited partners	—	267	—	267
Gains on asset disposals attributable to limited partners, net	1,561	131	3,270	131
Adjusted EBITDA attributable to limited partners	5,613	4,823	8,479	7,874
Less:
Cash interest paid, cash taxed paid and maintenance capital expenditures attributable to limited partners	2,492	2,723	4,428	4,470
Distributable cash flow	$3,121	$2,100	$4,051	$3,404

Reconciliation of Net Cash Provided by Operating Activities to Adjusted

EBITDA to Distributable Cash Flow

	Six Months ended June 30,
	2018	2017
	(in thousands)

Cash flows provided by operating activities	$2,059	$1,712
Changes in trade accounts receivable, net	6,059	4,727
Changes in prepaid expenses and other	(1,358)	586
Changes in accounts payable and accrued liabilities	(1,744)	(3,920)
Change in income taxes payable	300	802
Interest expense (excluding non-cash interest)	3,377	3,210
Income tax expense (excluding deferred tax benefit)	368	287
Other	82	234
Adjusted EBITDA	$9,143	$7,638

Adjusted EBITDA attributable to noncontrolling interests	664	(236)
Adjusted EBITDA attributable to limited partners / controlling interests	$8,479	$7,874

Less:
Cash interest paid, cash taxes paid, maintenance capital expenditures	4,428	4,470
Distributable cash flow	$4,051	$3,404

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new businesses that may include pipeline inspection companies and saltwater disposal facilities or expanding our existing assets and offerings in our current operations. In addition, the working capital needs of the Pipeline Inspection segment are substantial, driven by payroll and per diem expenses paid to our inspectors on a weekly basis (please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution” in our Annual Report on Form 10-K for the year ended December 31, 2017), which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.

At June 30, 2018, our sources of liquidity included:

●	$10.5 million cash on the balance sheet at June 30, 2018;

●	available borrowings under our Credit Agreement of $13.9 million at June 30, 2018 that are limited by certain financial covenant ratios as outlined in the Credit Agreement; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less , the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
	○	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
	○	comply with applicable law, and of our debt instruments or other agreements; or
	○	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
●	plus , if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the distributions declared since our IPO:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)
Total 2014 Distributions	$1.104646	$13,064	$8,296
Total 2015 Distributions	1.625652	19,232	12,284
Total 2016 Distributions	1.625652	19,258	12,414

February 13, 2017	0.406413	4,823	3,107
May 13, 2017	0.210000	2,495	1,606
August 12, 2017	0.210000	2,495	1,607
November 14, 2017	0.210000	2,497	1,608
Total 2017 Distributions	1.036413	12,310	7,928

February 14, 2018	0.210000	2,498	1,599
May 15, 2018	0.210000	2,506	1,604
August 14, 2018 (b)	0.210000	2,506	1,604
Total 2018 Distributions (through August 14, 2018)	0.630000	7,510	4,807
Total Distributions (through August 14, 2018 since IPO)	$6.022363	$71,374	$45,729

(a)	Approximately 64.0% of the Partnership’s outstanding common units at June 30, 2018 were held by affiliates.
(b)	Second quarter 2018 distribution was declared and will be paid in the third quarter of 2018.

On May 29, 2018 we issued and sold in a private placement 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) for a cash purchase price of $7.54 per Preferred Unit, resulting in proceeds to the Partnership of $43.5 million. The purchaser of the Preferred Units is entitled to receive quarterly distributions that represent an annual return of 9.5% (which amounts to $4.1 million per year). Of this 9.5% annual return, we will be required to pay at least 2.5% in cash and will have the option to pay the remaining 7.0% in kind (in the form of issuing additional Preferred Units) for the first twelve quarters after the initial sale of the Preferred Units. We expect to pay the first distribution on the Preferred Units in November 2018.

Our Credit Agreement

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $90.0 million in borrowing capacity, subject to certain limitations, and contains an accordion feature that allows us to increase the borrowing capacity to $110.0 million if the lenders agree to increase their commitments in the future or if other lenders join the facility. The Credit Agreement matures May 29, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The credit agreement as it existed prior to the May 29, 2018 amendment will hereinafter be referred to as the “Previous Credit Agreement” or, together with the Credit Agreement, as the “Credit Agreements”.

Outstanding borrowings at June 30, 2018 were $76.1 million and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets beginning May 29, 2018. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $1.5 million at June 30, 2018. Outstanding borrowings at December 31, 2017 were $136.9 million and are reflected net of debt issuance costs of $0.6 million as current portion of long-term debt on the Unaudited Condensed Consolidated Balance Sheet. The carrying value of the partnership’s long-term debt approximates fair value as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

We incurred certain debt issuance costs associated with the Previous Credit Agreement, which we were amortizing on a straight-line basis over the life of the Previous Credit Agreement. Upon amending the Credit Agreement in May 2018, we wrote off $0.1 million of these debt issuance costs and reported this expense within debt issuance cost write-off in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, which represented the portion of the unamortized debt issuance costs attributable to lenders who are no longer participating in the credit facility subsequent to the amendment. The remaining debt issuance costs associated with the Previous Credit Agreement, along with $1.3 million of debt issuance costs associated with the amended and restated Credit Agreement, are being amortized on a straight-line basis over the three-year term of the Credit Agreement.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. Generally, the interest rate on our borrowings ranged between 4.74% and 5.95% for the six months ended June 30, 2018 and 3.90% and 4.97% for the six months ended June 30, 2017. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid during the three months ended June 30, 2018 and 2017 was $1.7 million, including commitment fees. Interest paid during the six months ended June 30, 2018 and 2017 was $3.5 million and $3.3 million, respectively, including commitment fees.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2018, our leverage ratio was 3.58 to 1.0 and our interest coverage ratio was 4.99 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of June 30, 2018 and expect to be in compliance with all debt covenants for the twelve months following the submission of this Form 10-Q.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$2,059	$1,712
Net cash provided by investing activities	8,066	1,198
Net cash used in financing activities	(23,832)	(7,407)
Effect of exchange rates on cash	(202)	271
Net decrease in cash and cash equivalents (including restricted cash equivalents)	$(13,909)	$(4,226)

Net cash provided by operating activities. Net operating cash inflows for the six months ended June 30, 2018 were $2.1 million, consisting of a net income of $4.5 million plus non-cash expenses of $0.8 million, less net changes in working capital of $3.3 million. The largest non-cash expense was depreciation, amortization, and accretion expense of $2.8 million, although non-cash expenses were partially offset by net gains on asset disposals of $3.3 million. The net change in working capital includes a net increase of $6.1 million in accounts receivable, a decrease in prepaid expenses and other of $1.4 million, and a net increase of $1.4 million in current liabilities.

Net operating cash inflows for the six months ended June 30, 2017 were $1.7 million, consisting of a net loss of $4.4 million, plus non-cash expenses of $8.3 million (including impairments of $3.6 million), less a net increase in working capital of $2.2 million. Non-cash expenses included depreciation, amortization and accretion, and impairment expense, among others. Non-cash expenses also included expenses attributable to us that were paid by Holdings and recorded as an equity contribution in our financial statements.

Net cash provided by investing activities. During the six months ended June 30, 2018, cash inflows from investing activities included proceeds of $12.0 million related to the sales of our Orla and Pecos saltwater disposal facilities. Cash outflows from investing activities included $3.9 million of capital expenditures, which related primarily to the construction of a gathering system at one of our facilities in North Dakota, the rebuild of the Orla, Texas facility prior to its sale, and the rebuild of the Grassy Butte, North Dakota facility (the surface equipment at both the Orla and Grassy Butte facilities were destroyed by fires in 2017 resulting from lightning strikes).

During the six months ended June 30, 2017, cash inflows from investing activities consisted primarily of $1.6 million of insurance proceeds associated with property damage that resulted from the lightning strike and fire at our Orla, Texas facility.  Cash used in investing activities related to capital expenditures, which consisted primarily of equipment purchases, many of which were to support increasing revenues in our Pipeline Inspection segment’s non-destructive examination business.

Net cash used in financing activities. During the six months ended June 30, 2018, cash inflows from financing activities included $43.3 million of proceeds from the sale of Preferred Units, net of related costs. Cash outflows from financing activities primarily included $60.8 million of payments to reduce the balance outstanding on our revolving credit facility, $1.3 million of debt issuance costs related to an amendment to our revolving credit facility, and $5.0 million of distributions to common unitholders.

During the six months ended June 30, 2017, financing cash outflows consisted primarily of $7.3 million of distributions to our common unitholders.

Working Capital

Our working capital was $40.4 million at June 30, 2018. Our Pipeline Inspection and Integrity Services segments have substantial working capital needs, as we generally pay our inspectors and field personnel on a weekly basis, but typically receive payment from our customers 45 to 90 days after the services have been performed. We utilize borrowings under our Credit Agreement to fund the working capital needs of these segments. These borrowings reduce the amount of credit available for other uses, such as acquisitions and growth projects, and increased interest expense, thereby reducing cash flow. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution” and “Risk Factors – Risks Related to Our Business – Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures

Water Services has capital needs requiring investment for the maintenance of existing saltwater disposal facilities and the acquisition or construction and development of new saltwater disposal facilities. Our Pipeline Inspection segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, which has been acquiring field equipment to support its growing revenues. Integrity Services has capital needs for heavy equipment in order to perform hydrostatic testing procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include tankage, workovers, pipelines, pumps, and other improvement of existing capital assets, including the construction or development of new capital assets to replace our existing saltwater disposal systems as they become obsolete. Other examples of maintenance capital expenditures are expenditures to repair, refurbish, and replace tubing and packers on the saltwater disposal well itself to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures were $0.1 million and less than $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional saltwater disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $1.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

We have $76.1 million of borrowings under our Credit Agreement as of June 30, 2018. Additionally, we have long-term office and other lease obligations totaling approximately $4.2 million as of June 30, 2018, payable through calendar year 2026. The office lease for our headquarters represents approximately $4.0 million of our total operating lease obligation. We can exit this lease after 18 months after the inception date (the original lease term is 84 months) with the payment of a penalty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and procedures during the three months ended June 30, 2018. For more information, please read our disclosure of critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 23, 2018.

Recent Accounting Standards

In 2018, we adopted the following new accounting standards issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers in May 2014. ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common standard for recognizing revenue for GAAP and International Financial Reporting Standards that is applicable to all organizations. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted this new standard on January 1, 2018 utilizing the modified retrospective transition approach. The adoption of this ASU had no effect on our Unaudited Condensed Consolidated Financial Statements other than additional disclosures included in the Form 10-Q.

The FASB issued ASU 2016-18 - Statement of Cash Flows - Restricted Cash in November 2016.  This ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows on a retrospective basis.  The requirements of this ASU have been reflected in our Unaudited Condensed Consolidated Statements of Cash Flows for all periods presented.

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted include:

The FASB issued ASU 2016-02 – Leases in February 2016 and has issued subsequent guidance related to the implementation of this ASU. This guidance attempts to increase transparency and comparability among organizations by recognizing certain lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP methodology and the method proposed by this new guidance is the recognition on the balance sheet of certain lease assets and lease liabilities by lessees for those leases that were classified as operating leases under previous GAAP. Entities are required to adopt this ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangement existing at or entered into after the earliest comparative period presented in the financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Balance Sheets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Partnership’s exposure to market risk since December 31, 2017.

We continue to have exposure to changes in interest rates on our indebtedness associated with our Credit Agreement.  We may implement swap or cap structures to mitigate our exposure to interest rate risk; however, we do not currently have any swaps or cap structures in place.  Accordingly, as of June 30, 2018, our exposure consists of floating interest rate changes on the outstanding borrowings under our Credit Agreement of $76.1 million.  A hypothetical change in interest rates of 1.0% would result in an increase or decrease of our annual interest expense of approximately $0.8 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, and others involved in the accounting and reporting functions.

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Partnership reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports filed under the Exchange Act is accumulated and communicated to management, including the Partnership’s Chief Executive Officer and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

3.1	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P. dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.2	Amended and Restated Limited Liability Company Agreement of Cypress Energy Partners GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

10.1	Series A Preferred Unit Purchase Agreement Between Cypress Energy Partners, L.P. and Stephenson Equity, Co. No. 3, dated as of May 29, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 31, 2018)

10.2	Series A Preferred Unit Purchase Agreement Between Cypress Energy Partners, L.P. and Stephenson Equity, Co. No. 3, dated as of May 29, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 31, 2018) Amended and Restated Credit Agreement, dated as of May 29, 2018, by and amoung Cypress Energy Partners, L.P., certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent, the other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 31, 2018)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 14, 2018.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Accounting Officer
(Principal Accounting Officer and Interim Principal Financial Officer)

