Form 10-Q
period 2019-06-30
Cypress Energy Partners, L.P.
filed 2019-08-14
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 7, 2019, the registrant had 12,064,633 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:     None.

CYPRESS ENERGY PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Energy Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Energy Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEM LLC” refers to Cypress Energy Management, LLC, a wholly-owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Energy Management – TIR, LLC, a wholly-owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Energy Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our Partnership;

●	“General Partner” refers to Cypress Energy Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 47% of our outstanding common units as of August 7, 2019;

●	“Partnership” refers to the registrant, Cypress Energy Partners, L.P.;

●	“TIR Entities” refer collectively to TIR LLC; TIR-Canada, TIR-NDE, TIR-PUC and CF Inspection;

●	“TIR-NDE” refers to Tulsa Inspection Resources – Nondestructive Examination, LLC, a wholly-owned subsidiary of CEP LLC;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of CEP LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

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

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,770	$15,380
Trade accounts receivable, net	74,388	48,789
Prepaid expenses and other	1,002	1,396
Total current assets	81,160	65,565
Property and equipment:
Property and equipment, at cost	24,584	23,988
Less: Accumulated depreciation	12,479	11,266
Total property and equipment, net	12,105	12,722
Intangible assets, net	21,411	22,759
Goodwill	50,346	50,294
Finance lease right-of-use assets, net	595	—
Operating lease right-of-use assets	3,198	—
Debt issuance costs, net	1,000	1,260
Other assets	470	253
Total assets	$170,285	$152,853

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$6,380	$4,848
Accounts payable - affiliates	4,514	4,060
Accrued payroll and other	16,721	12,276
Income taxes payable	484	737
Finance lease obligations	158	90
Operating lease obligations	511	—
Total current liabilities	28,768	22,011
Long-term debt	83,929	76,129
Finance lease obligations	376	248
Operating lease obligations	2,675	—
Other noncurrent liabilities	184	178
Total liabilities	115,932	98,566

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,053 and 11,947 units outstanding at June 30, 2019 and December 31, 2018, respectively)	34,820	34,677
Preferred units (5,769 units outstanding at June 30, 2019 and December 31, 2018)	44,291	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,549)	(2,414)
Total partners’ capital	50,686	50,678
Noncontrolling interests	3,667	3,609
Total owners’ equity	54,353	54,287
Total liabilities and owners’ equity	$170,285	$152,853

See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

 Unaudited Condensed Consolidated Statements of Operations

 For the Three and Six Months Ended June 30, 2019 and 2018

 (in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$111,091	$76,468	$201,467	$141,294
Costs of services	96,284	65,525	176,637	122,222
Gross margin	14,807	10,943	24,830	19,072

Operating costs and expense:
General and administrative	6,158	5,822	12,389	11,277
Depreciation, amortization and accretion	1,109	1,110	2,213	2,244
Gain on asset disposals, net	(2)	(1,606)	(23)	(3,315)
Operating income	7,542	5,617	10,251	8,866

Other (expense) income:
Interest expense, net	(1,415)	(1,668)	(2,726)	(3,624)
Debt issuance cost write-off	—	(114)	—	(114)
Foreign currency gains (losses)	84	(117)	185	(451)
Other, net	50	125	138	207
Net income before income tax expense	6,261	3,843	7,848	4,884
Income tax expense	618	287	824	368
Net income	5,643	3,556	7,024	4,516

Net income attributable to noncontrolling interests	277	149	58	384
Net income attributable to partners / controlling interests	5,366	3,407	6,966	4,132

Net income attributable to preferred unitholder	1,033	367	2,066	367
Net income attributable to common unitholders	$4,333	$3,040	$4,900	$3,765

Net income per common limited partner unit:
Basic	$0.36	$0.25	$0.41	$0.32
Diluted	$0.29	$0.24	$0.38	$0.31

Weighted average common units outstanding:
Basic	12,053	11,933	12,012	11,916
Diluted	18,218	14,298	18,163	13,324

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,643	$3,556	$7,024	$4,516
Other comprehensive income (loss) - foreign currency translation	(63)	30	(135)	132

Comprehensive income	$5,580	$3,586	$6,889	$4,648

Comprehensive income attributable to preferred unitholders	1,033	367	2,066	367
Comprehensive income attributable to noncontrolling interests	277	149	58	384

Comprehensive income attributable to common unitholders	$4,270	$3,070	$4,765	$3,897

See accompanying notes.

 CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statement of Owners’ Equity

 For the Six Months Ended June 30, 2019 and 2018

 (in thousands)

	Six Months Ended June 30, 2019
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2018	$34,677	$44,291	$(25,876)	$(2,414)	$3,609	$54,287
Net income (loss) for the period January 1, 2019 through March 31, 2019	567	1,033	—	—	(219)	1,381
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Distributions	(2,510)	(1,033)	—	—	—	(3,543)
Equity-based compensation	269	—	—	—	—	269
Taxes paid related to net share settlement of equity-based compensation	(158)	—	—	—	—	(158)

Owners’ equity at March 31, 2019	32,845	44,291	(25,876)	(2,486)	3,390	52,164

Net income for the period April 1, 2019 through June 30, 2019	4,333	1,033	—	—	277	5,643
Foreign currency translation adjustment	—	—	—	(63)	—	(63)
Distributions	(2,531)	(1,033)	—	—	—	(3,564)
Equity-based compensation	174	—	—	—	—	174
Taxes paid related to net share settlement of equity-based compensation	(1)	—	—	—	—	(1)

Owners’ equity at June 30, 2019	$34,820	$44,291	$(25,876)	$(2,549)	$3,667	$54,353

	Six Months Ended June 30, 2018
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2017	$34,614	$—	$(25,876)	$(2,677)	$3,924	$9,985

Net income for the period January 1, 2018 through March 31, 2018	725	—	—	—	235	960
Foreign currency translation adjustment	—	—	—	102	—	102
Distributions	(2,498)	—	—	—	(6)	(2,504)
Equity-based compensation	212	—	—	—	—	212
Taxes paid related to net share settlement of equity-based compensation	(69)	—	—	—	—	(69)

Owners’ equity at March 31, 2018	32,984	—	(25,876)	(2,575)	4,153	8,686

Net income for the period April 1, 2018 through June 30, 2018	3,040	367	—	—	149	3,556
Issuance of preferred units, net	—	43,269	—	—	—	43,269
Foreign currency translation adjustment	—	—	—	30	—	30
Distributions	(2,506)	—	—	—	—	(2,506)
Equity-based compensation	335	—	—	—	—	335
Taxes paid related to net share settlement of equity-based compensation	(1)	—	—	—	—	(1)

Owners’ equity at June 30, 2018	$33,852	$43,636	$(25,876)	$(2,545)	$4,302	$53,369

See accompanying notes.

CYPRESS ENERGY PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$7,024	$4,516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	2,765	2,793
Gain on asset disposals, net	(23)	(3,315)
Interest expense from debt issuance cost amortization	261	247
Debt issuance cost write-off	—	114
Equity-based compensation expense	443	547
Equity in earnings of investee	(39)	(100)
Distributions from investee	75	63
Foreign currency (gains) losses, net	(185)	451
Changes in assets and liabilities:
Trade accounts receivable	(25,595)	(6,059)
Prepaid expenses and other	128	1,358
Accounts payable and accounts payable - affiliates	1,912	(299)
Accrued payroll and other	4,446	2,043
Income taxes payable	(252)	(300)
Net cash (used in) provided by operating activities	(9,040)	2,059

Investing activities:
Proceeds from fixed asset disposals	34	12,002
Purchases of property and equipment	(1,045)	(3,936)
Net cash (used in) provided by investing activities	(1,011)	8,066

Financing activities:
Issuance of preferred units, net of issuance costs	—	43,269
Borrowings on credit facility	7,800	—
Repayments of long-term debt	—	(60,771)
Repayments on finance lease obligations	(95)	—
Debt issuance cost payments	—	(1,250)
Taxes paid related to net share settlement of equity-based compensation	(159)	(70)
Distributions	(7,107)	(5,010)
Net cash provided by (used in) financing activities	439	(23,832)

Effect of exchange rates on cash	2	(202)

Net decrease in cash and cash equivalents and restricted cash equivalents	9,610	(13,909)
Cash and cash equivalents (including restricted cash equivalents of $551 at December 31, 2018 and $490 at December 31, 2017), beginning of period	15,931	24,998
Cash and cash equivalents (including restricted cash equivalents of $551 at June 30, 2019 and $590 at June 30, 2018), end of period	$6,321	$11,089

Non-cash items:
Accounts payable excluded from capital expenditures	$100	$1,288
Acquisitions of property and equipment included in liabilities	$291	$—

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2018 is derived from our audited financial statements.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2018 included in our Form 10-K, except for the adoption of Accounting Standards Update (“ASU”) 2016-02 – Leases on January 1, 2019. We adopted the new standard on the effective date of January 1, 2019 and used a modified retrospective approach as permitted under ASU 2018-11. See Note 9 for lease disclosures. The effects of implementing ASU 2016-02 included the addition of right-of-use assets and associated lease liabilities to our Unaudited Condensed Consolidated Balance Sheets, but were immaterial to our Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms, and have established policies and procedures that allow for an evaluation of each of our customer’s creditworthiness. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. During the second quarter of 2019, we recorded an allowance of $0.1 million against the accounts receivable from a Water segment customer. Also, during the second quarter of 2019, we received $0.1 million from a former Water segment customer on accounts receivable that we had previously written off. As of June 30, 2019 and December 31, 2018, we had an allowance for doubtful accounts of $0.1 million and less than $0.1 million, respectively.

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

We have continued to provide services to PG&E after the bankruptcy filing and have been receiving prompt payment for these services. We have not recorded an allowance against the accounts receivable from PG&E at June 30, 2019, as we do not believe it is probable that we will ultimately be unable to collect the full balance of the pre-petition receivables. However, due to uncertainties associated with the bankruptcy process, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our sales contracts generally have terms of less than one year. As such, we have used the practical expedient contained within the accounting guidance that exempts us from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. We apply judgment in determining whether we are the principal or the agent in instances where we utilize subcontractors to perform all or a portion of the work under our contracts. Based on the criteria in ASC 606, we have determined we are principal in all such circumstances. See Note 10 for disaggregated revenue reported by segment.

Pipeline Inspection - We generate revenue in the Pipeline Inspection segment primarily by providing inspection services on midstream pipelines, gathering and distribution systems, including data gathering and supervision of third-party construction, inspection, and maintenance and repair projects. We charge our customers on a per-inspector basis, including per diem charges, mileage, and other reimbursement items. Generally, revenues are recognized when the services are performed.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Pipeline & Process Services - We generate revenue in the Pipeline & Process Services segment primarily by providing hydrostatic testing services to major natural gas and petroleum companies and pipeline construction companies on newly-constructed and existing natural gas and petroleum pipelines. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being inspected, the complexity of services provided, and the utilization of our work force and equipment. Generally, revenues are recognized when the services are performed.

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

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada. Tulsa Inspection Resources – PUC, LLC, a subsidiary of our Pipeline Inspection segment that performs pipeline inspection services for utility customers, and Brown Integrity – PUC, LLC, a subsidiary in which we own a 51% membership interest, have elected to be taxed as corporations for U.S. federal income tax purposes, and therefore, these subsidiaries are subject to U.S. federal and state income tax. The amounts recognized as income tax expense (benefit) and income taxes payable in our Unaudited Condensed Consolidated Financial Statements include the Canadian income taxes and U.S. federal and state income taxes referred to above, as well as partnership-level taxes levied by various states primarily consisting of franchise taxes assessed by the state of Texas.

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

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued payroll	$14,527	$9,468
Customer deposits	1,202	1,202
Other	992	1,606
	$16,721	$12,276

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

Our Unaudited Condensed Consolidated Balance Sheet at June 30, 2019 includes $2.5 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations.

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

In July 2018, the FASB issued ASU 2018-11 – Targeted Improvements, which provided entities with a transition option to not restate the comparative periods for the effects of applying the new leasing standard (i.e. comparative periods presented in the Unaudited Condensed Consolidated Financial Statements will continue to be in accordance with Accounting Standards Codification 840). We adopted the new standard on the effective date of January 1, 2019 and used a modified retrospective approach as permitted under ASU 2018-11. The effects of implementing ASU 2016-02 included the addition of right-of-use assets and associated lease liabilities to our Unaudited Condensed Consolidated Balance Sheets, but were immaterial to our Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows. The cumulative effect adjustment was not material to our Unaudited Condensed Consolidated Financial Statements. Upon adoption, we recorded operating lease right-of-use assets of $3.5 million and current and noncurrent operating lease obligations of $0.5 million and $3.0 million, respectively. Liabilities recorded as a result of this standard are excluded from the definition of indebtedness under our credit facility, and therefore do not adversely impact the leverage ratio under our credit facility.

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

3. Debt

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $90.0 million in borrowing capacity, subject to certain limitations, and contains an accordion feature that allows us to increase the borrowing capacity to $110.0 million if the lenders agree to increase their commitments or if other lenders join the facility. The three-year Credit Agreement matures May 29, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The credit agreement as it existed prior to the May 29, 2018 amendment will hereinafter be referred to as the “Previous Credit Agreement” or, together with the Credit Agreement, as the “Credit Agreements”.

Outstanding borrowings at June 30, 2019 and December 31, 2018 were $83.9 million and $76.1 million, respectively, and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.5 million of finance lease liabilities at June 30, 2019 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $1.0 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of our long-term debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

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

The interest rate on our borrowings ranged between 5.90% and 6.02% for the six months ended June 30, 2019 and 4.74% and 5.95% for the six months ended June 30, 2018. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $1.3 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Interest paid, including commitment fees, was $2.4 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2019, our leverage ratio was 3.1 to 1.0 and our interest coverage ratio was 5.5 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of June 30, 2019.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution. As of June 30, 2019, we had $5.5 million of available borrowings under our Credit Agreement.

4. Income Taxes

The income tax expense reported in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 differs from the statutory tax rate of 21% due to the fact that, as a partnership, we are generally not subject to U.S. federal or state income taxes. Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which may not fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax.

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

After the third anniversary of the Closing Date, the Purchaser will have the option to convert the Preferred Units into common units on a one-for-one basis. If certain conditions are met after the third anniversary of the Closing Date, we will have the option to cause the Preferred Units to convert to common units. After the third anniversary of the Closing Date, we will also have the option to redeem the Preferred Units. We may redeem the Preferred Units (a) at any time after the third anniversary of the Closing Date and on or prior to the fourth anniversary of the Closing Date at a redemption price equal to 105% of the issue price, and (b) at any time after the fourth anniversary of the Closing Date at a redemption price equal to 101% of the issue price.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Earnings Per Unit

Our net income is attributable and allocable to three ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, and (3) our common unitholders. Income attributable to our preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Net income (loss) attributable to noncontrolling interests represents 49% of the income (loss) generated by Brown and 51% of the income (loss) generated by CF Inspection. Net income attributable to common unitholders represents our remaining net income, after consideration of amounts attributable to our preferred unitholder and the noncontrolling interests.

Basic net income per common limited partner unit is calculated as net income attributable to common unitholders divided by the basic weighted average common units outstanding. Diluted net income per common limited partner unit includes the net income attributable to preferred unitholder and the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation. The following table summarizes the calculation of the basic net income per common limited partner unit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Net income attributable to common unitholders	$4,333	$3,040	$4,900	$3,765
Weighted average common units outstanding	12,053	11,933	12,012	11,916
Basic net income per common limited partner unit	$0.36	$0.25	$0.41	$0.32

The following table summarizes the calculation of the diluted net income per common limited partner unit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Net income attributable to common unitholders	$4,333	$3,040	$4,900	$3,765
Net income attributable to preferred unitholder	1,033	367	2,066	367
Net income attributable to limited partners	$5,366	$3,407	$6,966	$4,132

Weighted average common units outstanding	12,053	11,933	12,012	11,916
Effect of dilutive securities:
Weighted average preferred units outstanding	5,769	2,029	5,769	1,020
Long-term incentive plan unvested units	396	336	382	388
Diluted weighted average common units outstanding	18,218	14,298	18,163	13,324
Diluted net income per common limited partner unit	$0.29	$0.24	$0.38	$0.31

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Cash Distributions

The following table summarizes the cash distributions declared and paid, or expected to be paid, to our common unitholders for 2018 and 2019:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)
February 14, 2018	$0.21	$2,498	$1,599
May 15, 2018	0.21	2,506	1,604
August 14, 2018	0.21	2,506	1,604
November 14, 2018	0.21	2,509	1,606
Total 2018 Distributions	$0.84	$10,019	$6,413

February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019 (b)	0.21	2,531	1,624
Total 2019 Distributions (to date)	$0.63	$7,572	$4,852

(a)	64% of the Partnership’s outstanding common units at June 30, 2019 were held by affiliates.
(b)	Second quarter 2019 distribution was declared and will be paid in the third quarter of 2019.

The following table summarizes the distributions paid to our preferred unitholder for 2018 and 2019:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
	(in thousands)
November 14, 2018 (a)	$1,412	$—	$1,412
Total 2018 Distributions	$1,412	$—	$1,412

February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019 (b)	1,033	—	1,033
Total 2019 Distributions (to date)	$3,099	$—	$3,099

(a)	This distribution relates to the period from May 29, 2018 (date of preferred unit issuance) through September 30, 2018.
(b)	Second quarter 2019 distribution was declared and will be paid in the third quarter of 2019.

Equity Compensation

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 2.5 million common units. Certain directors and employees of the Partnership have been awarded Phantom Restricted Units (“Units”) under the terms of the LTIP. The fair value of each award is determined based on the quoted market value of the publicly-traded common units at the grant date, adjusted for a discount to reflect the fact that distributions are not paid on the Units during the vesting period. Compensation expense is recognized on a straight-line basis over the vesting period of the grant. We account for forfeitures of share-based awards when the forfeitures occur. We recorded expense of $0.4 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively, related to the Unit awards.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the LTIP unit activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date Fair	Number	Date Fair
	of Units	Value / Unit	of Units	Value / Unit
Unvested units at January 1	974,709	$5.76	664,509	$8.46
Unvested units granted	—		396,484	$3.24
Units vested	(127,962)	$8.77	(54,763)	$13.18
Unvested units forfeited	(67,120)	$6.51	(43,383)	$5.82
Unvested units at June 30	779,627	$5.20	962,847	$6.16

The majority of the Unit awards vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date. However, certain of the awards have different, and typically shorter, vesting periods. One grant, totaling 72,046 units, vests three years from the grant date, contingent upon the recipient meeting certain performance targets. Total unearned compensation associated with the LTIP at June 30, 2019 was $2.3 million with an average remaining life of 2.0 years.

In July 2019, we granted 373,418 Units to employees and directors. Of these Units, 175,459 will vest in three equal tranches in April 2022, April 2023, and April 2024, respectively, contingent only on the continued service of the recipients through the vesting dates, and 22,500 will vest in three equal tranches in April 2020, April 2021, and April 2022, respectively, contingent only on the continued service of the recipients through the vesting dates. Of the remaining Units, 87,730 are subject to performance conditions in addition to the service condition (the “Performance Units”). The Performance Units will vest either in April 2022, April 2023, and April 2024, or not at all, depending on our performance relative to a specified profitability target. The remaining 87,729 are subject to market conditions in addition to the service condition (the “Market Units”). One-half of the Market Units will vest either in April 2022, April 2023, and April 2024, or not at all, depending on the market value of our common units relative to specified targets on those dates. One-half of the Market Units will vest either in April 2022, April 2023, and April 2024, or not at all, depending on the yield on our common units relative to specified targets on those dates.

6. Related-Party Transactions

Omnibus Agreement and Other Support from Holdings

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of an annual administrative fee in the amount of $4.5 million (or approximately $1.1 million per quarter) to Holdings, for providing certain partnership overhead services, including executive management services by certain officers of our General Partner. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership; and

●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services.

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement. We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors. As part of our new Credit Agreement, Holdings agreed to waive the omnibus fee to support us in the event our leverage ratio were to exceed 3.75 times our trailing twelve-month Adjusted EBITDA at any quarter-end during the term of the facility.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”). We recorded earnings from this investment of less than $0.1 million for each of the six months ended June 30, 2019 and 2018. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.3 million for each of the six months ended June 30, 2019 and 2018. Accounts receivable from Arnegard totaled $0.1 million at both June 30, 2019 and December 31, 2018, and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard totaled $0.2 million at June 30, 2019 and $0.3 million at December 31, 2018, and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned inspection firm affiliated with one of Holdings’ owners. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our Partnership, owns the remaining 51% of CF Inspection. For the six months ended June 30, 2019, CF Inspection represented approximately 2.7% of our consolidated revenue.

Sale of Preferred Equity

As described in Note 5, we issued and sold $43.5 million of preferred equity to an affiliate in May 2018.

7. Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations that are secured with short-term security deposits (reflected as restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows) totaling $0.6 million at June 30, 2019 and December 31, 2018. These amounts are included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain customer master service agreements (“MSA’s”) offer our customers the opportunity to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSA’s may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing. As of June 30, 2019 and December 31, 2018, we established a reserve of $0.1 million for potential liabilities related to these compliance audit contingencies.

Legal Proceedings

Fithian v. TIR LLC

On October 5, 2017, a former inspector for TIR LLC and Cypress Energy Management – TIR, LLC (“CEM TIR”) filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff subsequently withdrew his action and filed a similar action in Oklahoma State Court, District of Tulsa County. The plaintiff alleges he was a non-exempt employee of CEM TIR and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. No estimate of potential loss can be determined at this time and the Partnership, TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims. The defendants plan to continue to vigorously defend these claims and have stayed a counterclaim against the named plaintiff.

On March 28, 2018, the court granted a joint stipulation of dismissal without prejudice in regard to TIR LLC and Cypress Energy Partners – Texas, LLC, as neither of those parties were employers of the plaintiff or the putative class members during the time period that is the subject of the lawsuit. On July 26, 2018, the plaintiff filed a motion for conditional class certification. CEM TIR subsequently filed pleadings opposing the motion. On January 25, 2019, the court denied the plaintiff’s motion for conditional class certification. On June 10, 2019, the court entered a scheduling order that proscribed, among other things, that the parties participate in a settlement conference or mediation no later than September 1, 2019.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Sun Mountain LLC v. TIR-PUC

On February 27, 2019, Sun Mountain LLC (“Sun Mountain”), a subcontractor of TIR-PUC, filed a lawsuit alleging that TIR-PUC failed to pay invoices amounting to approximately $3.5 million for services subcontracted to Sun Mountain under TIR-PUC’s agreement to provide services to Pacific Gas and Electric Company. Sun Mountain filed the action in Federal District Court for the Northern District of Oklahoma. TIR-PUC denies that such amounts are currently owed, as conditions to TIR-PUC’s obligation to make the payments have not been met. The full amount of these invoices is included within accounts payable on the accompanying Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. No estimate of potential loss can be determined at this time and TIR-PUC denies the claims.

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

8. Sale of Saltwater Disposal Facilities

In May 2018, we sold our subsidiary Cypress Energy Partners – Orla SWD, LLC (“Orla”), which owns a saltwater disposal facility in Orla, Texas, to an unrelated party for $8.2 million of cash proceeds. We used the proceeds from this transaction to reduce our outstanding debt. We recorded a gain on this transaction of $1.8 million ($0.2 million of this gain was recorded on contingent proceeds that were received and recorded in the third quarter of 2018), which represents the excess of the cash proceeds over the net book value of assets sold. This gain is reported within gain on asset disposals, net in our Unaudited Condensed Consolidated Statements of Operations. The net book value of the assets sold included $3.0 million of allocated goodwill, calculated based on the estimated fair value of the Orla facility relative to the estimated fair value of the Water Services reporting unit as a whole. This calculation is considered Level 3 and the fair values included in this calculation were determined utilizing estimated discounted cash flows of the Orla facility and the Water Services reporting unit as a whole as of the date of sale.

In January 2018, we sold our subsidiary Cypress Energy Partners – Pecos SWD, LLC (“Pecos”), which owns a saltwater disposal facility in Pecos, Texas, to an unrelated party for $4.0 million of cash proceeds and a royalty interest in the future revenues of the facility. We concluded this represented the sale of a business and we record the royalties in the periods in which they are received. We recorded a gain on this transaction of $1.8 million, which represents the excess of the cash proceeds over the net book value of assets sold. This gain is reported within gain on asset disposals, net in our Unaudited Condensed Consolidated Statements of Operations. We used the proceeds from this transaction to reduce our debt. The net book value of the assets sold included $2.0 million of allocated goodwill, calculated based on the estimated fair value of the Pecos facility relative to the estimated fair value of the Water Services reporting unit as a whole. This calculation is considered Level 3 and the fair values included in this calculation were determined utilizing estimated discounted cash flows of the Pecos facility and the Water Services reporting unit as a whole as of the date of sale.

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

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Operating Leases

Our operating leases include leases for office space and land lease agreements for four of our saltwater disposal facilities. Our lease for our office space headquarters constitutes $3.0 million of our Operating ROU asset at June 30, 2019 of $3.2 million. The lease expires in November of 2024 unless terminated earlier with a payment of a penalty under certain circumstances specified in our lease. In the determination of the lease term for this lease, we concluded the lease term would go through November 2024 as it was not reasonably certain at the inception of the agreement that we would exercise any of the termination options in the agreement. As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for our operating leases was 5.6 years and 6.1%, respectively. Our operating leases are reflected as operating lease right-of-use assets within noncurrent assets and operating lease obligations within current and noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheet at June 30, 2019.

Our operating lease obligations at June 30, 2019 with terms that are greater than one year mature as follows (in thousands):

Remainder of 2019	$337
2020	680
2021	679
2022	679
2023	679
Thereafter	720
Total lease payments	$3,774
Less imputed interest	(588)
Total operating lease obligation	$3,186

Finance Leases

Our finance leases primarily include leases for vehicles. As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for our finance leases was 3.4 years and 6.0%, respectively. Our finance leases are reflected as finance lease right-of-use assets, net within noncurrent assets and finance lease obligations within current and noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheet at June 30, 2019.

Our finance lease obligations at June 30, 2019 with terms that are greater than one year mature as follows (in thousands):

Remainder of 2019	$94
2020	182
2021	173
2022	114
2023	26
Thereafter	—
Total lease payments	$589
Less imputed interest	(55)
Total finance lease obligation	$534

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Lease Expense Components

During the six months ended June 30, 2019, our lease expense consists of the following components (in thousands):

Six Months Ended
June 30, 2019
Finance lease expense:
Amortization of right-of-use assets	$77
Interest on lease liabilities	15
Operating lease expense	337
Short-term lease expense - general and administrative	48
Short-term lease expense - costs of services (a)	1,259
Variable lease expense	5
Sublease income - related parties	(19)
Total lease expense	$1,722

(a)	These short-term lease expenses are included in costs of services within our Unaudited Condensed Consolidated Statement of Operations. These expenses include the rental of compressors, dryers, vehicles, frac tanks, launchers, receivers and various other types of equipment. These rentals have lease terms of one year or less.

10. Reportable Segments

The Partnership’s operations consist of three reportable segments: (i) Pipeline Inspection Services (“Pipeline Inspection”), (ii) Pipeline & Process Services and (iii) Water and Environmental Services (“Water Services”).

Pipeline Inspection – We generate revenue in this segment primarily by providing essential inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include non-destructive examination, mechanical integrity, inline support, pig tracking, survey, data gathering and supervision of third-party contractors. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity, considering that many of our customers develop yearly operating budgets and enter into contracts with us for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather, thus affecting our revenue and costs. We have constrained recognition of certain revenue until the expiration of a contract provision that gives a customer the opportunity to reopen negotiation of the fees paid for certain services. As of June 30, 2019 and December 31, 2018, we recognized a refund liability of $0.4 million for revenue associated with such variable consideration.

Pipeline & Process Services – This segment provides essential midstream services including hydrostatic testing services and chemical cleaning to energy companies and pipeline construction companies of newly-constructed and existing pipelines and related infrastructure. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being tested, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity, considering that many of our customers develop yearly operating budgets and enter into contracts with us for work to be performed during the remainder of the year. Additionally, field work during the winter months may be hampered or delayed due to inclement weather. Revenue during the six months ended June 30, 2018 included $0.3 million associated with additional billings on a project that we completed in the fourth quarter of 2017 (we recognized the revenue upon receipt of customer acknowledgment of the additional fees).

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Water Services – This segment owns and operates nine (9) Environmental Protection Agency Class II saltwater disposal facilities in the Williston Basin region of North Dakota. Eight (8) of the facilities are wholly-owned and we have ten (10) pipelines from multiple E&P customers connected to these saltwater disposal facilities, including two (2) that were developed and are owned by the Partnership. During the six months ended June 30, 2019, 95% of our volumes from our wholly-owned facilities were produced water and 45% of our volumes from our wholly-owned facilities were delivered via ten pipelines, including two that we constructed and own. Of the disposal volumes from Arnegard, a 25% owned company, 94% of the volumes were produced water and 57% were delivered via pipeline during the six months ended June 30, 2019. Our saltwater disposal facilities provide essential midstream services to oil and natural gas upstream producers and their transportation companies. All of the saltwater disposal facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. These facilities also utilize oil skimming and recovery processes that remove residual oil from water delivered to our saltwater disposal facilities via pipeline or truck. We sell the oil recovered from these skimming processes, which contributes to our revenues. In addition to these saltwater disposal facilities, we provide management and staffing services to a saltwater disposal facility in which we own a 25% ownership interest. Segment results are driven primarily by the volumes of water we inject into our saltwater disposal facilities and the fees we charge for transporting water in our two pipelines connected to these facilities. These fees are charged on a per-barrel basis and vary based on the quantity and type of saltwater disposed, competitive dynamics, and operating costs. In addition, for minimal marginal cost, we generate revenue by selling residual oil we recover from the disposed water. Revenue and costs in this segment may be subject to seasonal fluctuations and interim activity may not be indicative of yearly activity, given that our saltwater disposal facilities are located in North Dakota and weather conditions there (especially winter weather conditions) can affect drilling, operations, and trucking activity, and ultimately, our volumes, revenues, and costs.

Other – These amounts represent corporate and overhead items not specifically allocable to the other reportable segments.

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables show operating income by reportable segment and a reconciliation of segment operating income to net income before income tax expense.

	Pipeline	Pipeline &	Water
	Inspection	Process Services	Services	Other	Total
	(in thousands)
Three months ended June 30, 2019

Revenue	$104,006	$4,381	$2,704	$—	$111,091
Costs of services	92,560	3,028	696	—	96,284
Gross margin	11,446	1,353	2,008	—	14,807
General and administrative	4,605	634	772	147	6,158
Depreciation, amortization and accretion	556	143	407	3	1,109
Gain on asset disposal, net	—	(2)	—	—	(2)
Operating income (loss)	$6,285	$578	$829	$(150)	7,542
Interest expense, net					(1,415)
Foreign currency gains					84
Other, net					50
Net income before income tax expense					$6,261

Three months ended June 30, 2018

Revenue	$70,365	$3,076	$3,027	$—	$76,468
Costs of services	62,475	2,091	959	—	65,525
Gross margin	7,890	985	2,068	—	10,943
General and administrative	4,132	578	792	320	5,822
Depreciation, amortization and accretion	573	148	389	—	1,110
Gains on asset disposals, net	—	(45)	(1,561)	—	(1,606)
Operating income (loss)	$3,185	$304	$2,448	$(320)	5,617
Interest expense, net					(1,668)
Debt issuance cost write-off					(114)
Foreign currency loss					(117)
Other, net					125
Net income before income tax expense					$3,843

CYPRESS ENERGY PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Pipeline	Pipeline &	Water
	Inspection	Process Services	Services	Other	Total
	(in thousands)
Six months ended June 30, 2019

Revenue	$190,235	$6,355	$4,877	$—	$201,467
Costs of services	170,418	4,747	1,472	—	176,637
Gross margin	19,817	1,608	3,405	—	24,830
General and administrative	9,211	1,230	1,538	410	12,389
Depreciation, amortization and accretion	1,111	286	809	7	2,213
Gain on asset disposal, net	—	(23)	—	—	(23)
Operating income (loss)	$9,495	$115	$1,058	$(417)	10,251
Interest expense, net					(2,726)
Foreign currency gains					185
Other, net					138
Net income before income tax expense					$7,848

Six months ended June 30, 2018

Revenue	$128,332	$7,426	$5,536	$—	$141,294
Costs of services	114,955	5,248	2,019	—	122,222
Gross margin	13,377	2,178	3,517	—	19,072
General and administrative	7,891	1,123	1,628	635	11,277
Depreciation, amortization and accretion	1,146	306	792	—	2,244
Gain on asset disposals, net	—	(45)	(3,270)	—	(3,315)
Operating income (loss)	$4,340	$794	$4,367	$(635)	8,866
Interest expense, net					(3,624)
Debt issuance cost write-off					(114)
Foreign currency loss					(451)
Other, net					207
Net income before income tax expense					$4,884

Total Assets

June 30, 2019	$132,984	$9,902	$23,213	$4,186	$170,285

December 31, 2018	$116,239	$10,972	$24,281	$1,361	$152,853

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection Services (“Pipeline Inspection”) segment is comprised of our investment in the TIR Entities; (2) our Pipeline & Process Services (“Pipeline & Process Services”) segment (formerly referred to as our “Integrity Services” segment), comprised of our 51% ownership investment in Brown Integrity, LLC and; (3) our Water and Environmental Services (“Water Services”) segment, comprised of our investments in various saltwater disposal facilities and activities related thereto. The financial information for Pipeline Inspection, Pipeline & Process Services and Water Services included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2018.

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

Ownership

As of June 30, 2019, Holdings owns 58% of the Partnership’s common units, while affiliates of Holdings own 6% of the Partnership’s common units, for a total ownership percentage of the Partnership’s common units of 64% by Holdings and its affiliates. Holdings’ ownership group also owns 100% of the General Partner and the incentive distribution rights (“IDR’s”), and an affiliate of Holdings owns 100% of the preferred units.

Omnibus Agreement

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement governs the following matters, among other things:

●	our payment of an annual administrative fee in the amount of $4.5 million (or approximately $1.1 million per quarter) to Holdings, for providing certain partnership overhead services, including executive management services by certain officers of our General Partner. This fee also includes the incremental general and administrative expenses we incur as a result of being a publicly traded partnership; and
●	our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing saltwater disposal and other water and environmental services.

So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement. We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors. As part of our new Credit Agreement, Holdings agreed to waive the omnibus fee to support us in the event our leverage ratio were to exceed 3.75 times our trailing twelve-month Adjusted EBITDA at any quarter-end during the term of the facility.

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

Pipeline & Process Services

We generate revenue in our Pipeline & Process Services segment primarily by providing essential midstream services including hydrostatic testing services and chemical cleaning to energy companies and pipeline construction companies on newly-constructed and existing pipelines and related infrastructure. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being tested, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project.

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

We also generate revenues from the sale of residual oil recovered during the saltwater treatment process. Our ability to recover residual oil is dependent upon the residual oil content in the saltwater we treat, which is, among other things, a function of water type, chemistry, source, and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter is usually lower than our recovery during the summer. Additionally, residual oil content can decrease based on the following factors, among others: an increase in pipeline water as operators control the flow of pipeline water and an increase in residual oil recovered in saltwater by producers prior to delivering the saltwater to us for treatment.

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

PG&E is a significant customer that accounted for $43.4 million of the revenue and $6.4 million of the gross margin of our Pipeline Inspection segment during the year ended December 31, 2018. As of December 31, 2018, the assets on our Unaudited Condensed Consolidated Balance Sheet included $10.3 million of accounts receivable from PG&E. We collected $1.0 million of this balance in January 2019 prior to PG&E’s bankruptcy filing. We generated $2.8 million of revenue from PG&E during the period from January 1, 2019 through January 28, 2019, bringing the total accounts receivable from PG&E to $12.1 million as of the date of the bankruptcy filing. Our relationship with PG&E remains strong. We have continued to provide services to PG&E after the bankruptcy filing and have been receiving prompt payment for such services.

On January 29, 2019, PG&E filed a motion with the bankruptcy court (the “Court”) requesting that the Court grant PG&E authority to pay certain pre-petition claims to certain key suppliers. The motion did not specify to which suppliers the motion would apply, but the motion described the nature of the work that those suppliers perform. Once such category includes “operational integrity suppliers”, which are those that provide “essential and specialized goods and services so that [PG&E] can provide safe and reliable…natural gas service to their customers’ homes and businesses, while remaining in compliance with all applicable state and federal laws and regulations.” The motion stated that PG&E was working to develop a list of vendors that are subject to the motion. The motion indicates that PG&E would contact each such vendor and attempt to negotiate timely payment of a portion the pre-petition receivables owed to that vendor, in return for which the vendor would agree to continue to provide services to PG&E under the same terms that were in effect prior to the bankruptcy filing. Any pre-petition receivables not settled in this manner would continue to be subject to the claims resolution process in the bankruptcy proceeding. The Court granted this motion. Based on the nature of the services we provide to PG&E, which are mandated by state and federal requirements, which are critical to the safety of PG&E’s natural gas infrastructure, and which require specialized knowledge and certifications, we believe we could reasonably be included on the list of vendors that are subject to the order granting this motion. The motion included a limit on the combined amount of pre-petition claims that may be paid pursuant to the motion, which may be less than the total amount of pre-petition claims asserted by all vendors that may be subject to the motion. PG&E advised us that we have been approved to receive a payment under the operational integrity supplier order. Details regarding the amount of such award and associated release terms have not yet been finalized.

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

We have not recorded an allowance against the accounts receivable from PG&E at June 30, 2019, as we do not believe it is probable that we will not be able to collect the full balance of the pre-petition receivables. However, due to uncertainties associated with the bankruptcy process, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

Outlook

Overall

Revenues of our Pipeline Inspection segment increased from $70.4 million during the three months ended June 30, 2018 to $104.0 million during the three months ended June 30, 2019, an increase of 48%. This increase was due to high demand for our services and increased business development efforts. During the fourth quarter of 2018, we began work on the largest contract in the 15-year history of TIR. The headcount for this project peaked in the second quarter of 2019, and we expect the project to continue, with declining headcounts, throughout 2019. Gross margins in this segment increased from $7.9 million during the three months ended June 30, 2018 to $11.4 million during the three months ended June 30, 2019, an increase of 45%. During the three months ended June 30, 2019, we generated an increased percentage of our revenue from inspection services, which typically carry lower margins than integrity services. The resultant decrease in gross margin percentage was partially offset by increased activity in our business that serves public utility customers, as these services typically generate higher margins than our other inspection services.

Revenues of our Pipeline & Process Services segment increased from $3.1 million during the three months ended June 30, 2018 to $4.4 million during the three months ended June 30, 2019, an increase of 42%. Revenues of this segment benefitted from several large projects that were scheduled to begin in the first quarter, but were delayed by adverse weather. Gross margins in this segment increased from $1.0 million during the three months ended June 30, 2018 to $1.4 million during the three months ended June 30, 2019, an increase of 37%.

Revenues of our Water Services segment decreased from $3.0 million during the three months ended June 30, 2018 to $2.7 million during the three months ended June 30, 2019, a decrease of 11%. The decrease in revenues was due to a decrease of 0.1 million barrels in the volume of water processed, a planned reduction of pipeline transport fees, and lower crude oil prices on our oil sales.

In 2018, Holdings completed two acquisitions. Both transactions require some repositioning before bringing the acquired assets into the Partnership. Holdings continues to make progress on both of these acquisitions and intends to offer them to the Partnership once it has accomplished certain developmental goals. If completed, the purchase of the acquired assets would move us into several new lines of work, including water treatment, in-line inspection, equipment rental (which could be converted into a service business before offering this business to the Partnership), and offshore pipeline process services. We remain excited about entering the in-line inspection industry with next-generation technology capable of helping pipeline owners and operators better manage the integrity of their assets in both the energy and municipal water industries.

The long-term increasing demand for pipeline inspection, integrity services, and water solutions remains strong due to our nation’s aging pipeline infrastructure, and we believe we are well-positioned to capitalize on the opportunities. Our ownership interests remain fully aligned with our unitholders, as our General Partner and insiders collectively own 64% of our common units and an affiliate of our General Partner owns 100% of our preferred units.

Pipeline Inspection

Demand has been strong for our Pipeline Inspection segment. We operate in a very large market, with more than 2,500 customer prospects who require federally and/or state-mandated inspection and integrity services. During the third quarter of 2018, we signed the largest contract in the 15-year history of TIR and began work on this project in the fourth quarter of 2018.

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

Water Services

We continue to focus on produced water and pipeline water whenever possible. During the six months ended June 30, 2019, 95% of our volumes from our wholly-owned facilities were produced water and 45% of our volumes from our wholly-owned facilities were delivered via ten pipelines, including two that we constructed and own. Of our disposal volumes from Arnegard, a 25% owned company, 94% of the volumes were produced water and 57% were delivered via pipeline during the six months ended June 30, 2019. We continue to focus on pipeline water opportunities to secure additional long-term volumes of produced water for the life of the oil and gas wells’ production.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$111,091	$76,468	$201,467	$141,294
Costs of services	96,284	65,525	176,637	122,222
Gross margin	14,807	10,943	24,830	19,072

Operating costs and expense:
General and administrative - segment	6,011	5,502	11,979	10,642
General and administrative - corporate	147	320	410	635
Depreciation, amortization and accretion	1,109	1,110	2,213	2,244
Gain on asset disposals, net	(2)	(1,606)	(23)	(3,315)
Operating income	7,542	5,617	10,251	8,866

Other (expense) income:
Interest expense, net	(1,415)	(1,668)	(2,726)	(3,624)
Debt issuance cost write-off	—	(114)	—	(114)
Foreign currency gains (losses)	84	(117)	185	(451)
Other, net	50	125	138	207
Net income before income tax expense	6,261	3,843	7,848	4,884
Income tax expense	618	287	824	368
Net income	5,643	3,556	7,024	4,516

Net income attributable to noncontrolling interests	277	149	58	384
Net income attributable to partners / controlling interests	5,366	3,407	6,966	4,132

Net income attributable to preferred unitholder	1,033	367	2,066	367
Net income attributable to common unitholders	$4,333	$3,040	$4,900	$3,765

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

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily due to the refinancing of our Credit Agreement. We made payments of $4.0 million, $5.0 million, and $8.0 million in January, April, and May 2018, respectively, to reduce the outstanding balance on our Credit Agreement. In May 2018, we issued preferred equity and used the proceeds to reduce the outstanding balance on the Credit Agreement by an additional $43.8 million. Average debt outstanding during the six months ended June 30, 2019 and 2018 was $80.5 million and $121.1 million, respectively. The average interest rate on our borrowings increased from 5.32% during the six months ended June 30, 2018 to 6.02% during the six months ended June 30, 2019.

Debt issuance cost write-off . In May 2018, we entered into an amendment to our revolving credit facility and wrote off $0.1 million of debt issuance costs, which represented the portion of the unamortized debt issuance costs attributable to lenders who are no longer participating in the credit facility subsequent to the amendment to the Credit Agreement.

Foreign currency gains (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Statements of Operations. The net foreign currency gains during the six months ended June 30, 2019 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar.

Other, net. Other income includes income associated with our 25% interest in a saltwater disposal facility, which we account for under the equity method.

Income tax expense (benefit). Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. Income tax expense increased from $0.4 million for the six months ended June 30, 2018 to $0.8 million for the six months ended June 30, 2019 primarily due to increased income in our U.S. corporate subsidiary that provides services to public utility customers and increases in revenue that is subject to the Texas franchise tax.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represent “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the six months ended June 30, 2019, substantially all of our gross income, which consisted of approximately $161.9 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

Net income attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income attributable to noncontrolling interest in our Unaudited Condensed Consolidated Statements of Operations.

Net income attributable to preferred unitholder. On May 29, 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of the Pipeline Inspection segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$104,006		$70,365		$33,641	47.8%
Costs of services	92,560		62,475		30,085	48.2%
Gross margin	11,446	11.0%	7,890	11.2%	3,556	45.1%

General and administrative	4,605	4.4%	4,132	5.9%	473	11.4%
Depreciation and amortization	556	0.5%	573	0.8%	(17)	(3.0)%
Operating income	$6,285	6.0%	$3,185	4.5%	$3,100	97.3%

Operating Data
Average number of inspectors	1,673		1,188		485	40.8%
Average revenue per inspector per week	$4,782		$4,556		$226	5.0%
Revenue variance due to number of inspectors					$30,151
Revenue variance due to average revenue per inspector					$3,490

Revenue. Revenue increased $33.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to an increase in the average number of inspectors engaged (an increase of 485 inspectors accounting for $30.2 million of the revenue increase) and an increase in the average revenue billed per inspector (accounting for $3.5 million of the revenue increase). Revenue attributable to our U.S. operations increased $33.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to increased activity by our clients and increased business development efforts. During the fourth quarter of 2018, we began work on the largest contract award in our history, a pipeline project that is expected to continue throughout 2019. Revenues of our subsidiary that serves public utility customers increased by $5.4 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services increased $30.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily related to an increase in the average number of inspectors employed during the period.

Gross margin. Gross margin increased $3.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The gross margin percentage was 11.0% in 2019, compared to 11.2% in 2018. The decrease in gross margin percentage is due to changes in the mix of services provided. During the three months ended June 30, 2019, we generated an increased percentage of our revenue from inspection services, which typically carry lower margin than integrity services. The resultant decrease in gross margin percentage was partially offset by increased activity in our business that serves public utility customers, as these services typically generate higher margins than our other inspection services.

General and administrative. General and administrative expenses increased by $0.5 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Compensation expense increased approximately $0.3 million due to an increase in personnel to support our growing businesses. Professional fees increased by $0.1 million, due to legal costs associated with certain employment-related lawsuits and claims. The administrative fee charged by Holdings increased by $0.1 million, as a result of an inflation adjustment called for in our agreement with Holdings.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2019 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2018.

Operating income. Operating income increased by $3.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to an increase in gross margin, which was partially offset by an increase in general and administrative expense.

The following table summarizes the operating results of the Pipeline Inspection segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$190,235		$128,332		$61,903	48.2%
Costs of services	170,418		114,955		55,463	48.2%
Gross margin	19,817	10.4%	13,377	10.4%	6,440	48.1%

General and administrative	9,211	4.8%	7,891	6.1%	1,320	16.7%
Depreciation and amortization	1,111	0.6%	1,146	0.9%	(35)	(3.1)%
Operating income	$9,495	5.0%	$4,340	3.4%	$5,155	118.8%

Operating Data
Average number of inspectors	1,553		1,109		444	40.0%
Average revenue per inspector per week	$4,737		$4,475		$262	5.9%
Revenue variance due to number of inspectors					$54,388
Revenue variance due to average revenue per inspector					$7,515

Revenue. Revenue of the Pipeline Inspection segment increased $61.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to an increase in the average number of inspectors engaged (an increase of 444 inspectors accounting for $54.4 million of the revenue increase) and an increase in the average revenue billed per inspector (accounting for $7.5 million of the revenue increase). Revenue attributable to our U.S. operations increased $62.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to increased activity by our clients and increased business development efforts. During the fourth quarter of 2018, we began work on the largest contract award in our history, a pipeline project that is expected to continue throughout 2019. Revenues of our subsidiary that serves public utility customers increased by $9.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were partially offset by a decrease of $0.8 million in revenues attributable to our Canadian operations due to a decrease in the average number of inspectors employed during the period. The increase in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services increased $55.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily related to an increase in the average number of inspectors employed during the period.

Gross margin. Gross margin increased $6.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The gross margin percentage was 10.4% in each of 2019 and 2018. During 2019, we generated an increased percentage of our revenue from inspection services, which typically carry lower margin than integrity services. The resulting decrease in gross margin percentage was offset by increased activity in our business that serves public utility customers, as these services typically generate higher margins than our other inspection services.

General and administrative. General and administrative expenses increased by $1.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Compensation expense increased approximately $0.7 million due to an increase in personnel to support our growing businesses. Professional fees increased by $0.4 million, due to legal costs associated with certain employment-related lawsuits and claims and to legal advisory costs related to the bankruptcy of one of our largest customers. The administrative fee charged by Holdings increased by $0.2 million, as a result of an inflation adjustment called for in our agreement with Holdings.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2019 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2018.

Operating income. Operating income increased by $5.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to the increase in gross margin, partially offset by an increase in general and administrative expenses.

Pipeline & Process Services

The following table summarizes the results of the Pipeline & Process Services segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue	Change	% Change
	(in thousands, except average revenue and field personnel data)
Revenue	$4,381		$3,076		$1,305	42.4%
Costs of services	3,028		2,091		937	44.8%
Gross margin	1,353	30.9%	985	32.0%	368	37.4%

General and administrative	634	14.5%	578	18.8%	56	9.7%
Depreciation, amortization and accretion	143	3.3%	148	4.8%	(5)	(3.4)%
Gain on asset disposals, net	(2)		(45)	(1.5)%	43	(95.6)%
Operating income	$578	13.2%	$304	9.9%	$274	90.1%

Operating Data
Average number of field personnel	29		22		7	31.8%
Average revenue per field personnel per week	$11,621		$10,755		$866	8.0%
Revenue variance due to number of field personnel					$1,057
Revenue variance due to average revenue per field personnel					$248

Revenue. Revenue increased $1.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Revenues of this segment benefitted from several large projects that were scheduled to begin in the first quarter of 2019, but were delayed by adverse weather.

Costs of services. Cost of services increased $0.9 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to an increase in revenues.

Gross margin. Gross margin increased $0.4 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in gross margin was due to an increase in revenue, that was partially offset by a decrease in gross margin percentage.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent from the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the three months ended June 30, 2019 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2018.

Operating income. Operating income increased by $0.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due to higher gross margins of $0.4 million which were partially offset by an increase of $0.1 million in general and administrative expenses.

The following table summarizes the results of the Pipeline & Process Services segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue	Change	% Change
	(in thousands, except average revenue and field personnel data)
Revenue	$6,355		$7,426		$(1,071)	(14.4)%
Costs of services	4,747		5,248		(501)	(9.5)%
Gross margin	1,608	25.3%	2,178	29.3%	(570)	(26.2)%

General and administrative	1,230	19.4%	1,123	15.1%	107	9.5%
Depreciation, amortization and accretion	286	4.5%	306	4.1%	(20)	(6.5)%
Gain on asset disposals, net	(23)	(0.4)%	(45)	(0.6)%	22	(48.9)%
Operating income	$115	1.8%	$794	10.7%	$(679)	(85.5)%

Operating Data
Average number of field personnel	28		22		6	27.3%
Average revenue per field personnel per week	$8,778		$13,054		$(4,276)	(32.8)%
Revenue variance due to number of field personnel					$1,362
Revenue variance due to average revenue per field personnel					$(2,433)

Revenue. Revenue decreased $1.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was due primarily to adverse weather that delayed several large projects that were scheduled to begin in the first quarter of 2019. As of June 30, 2019, we had made significant progress these projects, but had not yet completed all of them. Revenue during the six months ended June 30, 2018 included $0.3 million associated with additional billings on a project that we completed in the fourth quarter of 2017 (we recognized the revenue upon receipt of customer acknowledgment of the additional fees).

Costs of services. Cost of services decreased $0.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a decrease in revenues.

Gross margin. Gross margin decreased $0.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The employees of the Pipeline & Process Services segment who perform work in the field are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are primarily variable costs). Because these employees were less utilized during the six months ended June 30, 2019, the gross margin percentage was lower.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses increased by $0.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to an increase in employee compensation expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the six months ended June 30, 2019 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2018.

Operating income. Operating income decreased by $0.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was due to lower gross margins of $0.6 million and an increase of $0.1 million in general and administrative expenses.

Water Services

The following table summarizes the operating results of the Water Services segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$2,704		$3,027		$(323)	(10.7)%
Costs of services	696		959		(263)	(27.4)%
Gross margin	2,008	74.3%	2,068	68.3%	(60)	(2.9)%

General and administrative	772	28.6%	792	26.2%	(20)	(2.5)%
Depreciation, amortization and accretion	407	15.1%	389	12.9%	18	4.6%
Gain on asset disposals, net	—	0.0%	(1,561)	(51.6)%	1,561	(100.0)%
Operating income	$829	30.7%	$2,448	80.9%	$(1,619)	(66.1)%

Operating Data
Total barrels of saltwater disposed	3,518		3,577		(59)	(1.6)%
Average revenue per barrel disposed (a)	$0.77		$0.85		$(0.08)	(10.0)%
Revenue variance due to barrels disposed					$(50)
Revenue variance due to revenue per barrel					$(273)

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenue. Revenue decreased by $0.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in revenues was due to a slight decrease in volumes, a planned reduction on pipeline transport fees, and lower crude oil prices on our oil sales.

The average revenue per barrel decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the fact that transportation fees on piped water represented a smaller percentage of the total volumes in 2019 than in 2018.

Costs of services. Costs of services decreased by $0.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was due to a decrease of $0.1 million in variable expenses such as chemicals and utilities as a result in the decrease in volumes processed, a decrease of $0.1 million in repairs and maintenance expense, and approximately $0.1 million of expense associated with the cleanup and remediation of a saltwater spill at one of our facilities in North Dakota during 2018.

Gross margin. Gross margin during the three months ended June 30, 2019 was similar to the gross margin during the three months ended June 30, 2018, due primarily to a $0.3 million decrease in revenue, partially offset by a $0.3 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2019 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2018.

Gain on asset disposals, net. We recorded a gain of $1.6 million upon the May 2018 sale of our Orla, Texas facility.

Operating income. Operating income decreased by $1.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease in operating income was due to a $1.6 million gain from the sale of our Orla, Texas saltwater disposal facility in May of 2018.

The following table summarizes the operating results of the Water Services segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$4,877		$5,536		$(659)	(11.9)%
Costs of services	1,472		2,019		(547)	(27.1)%
Gross margin	3,405	69.8%	3,517	63.5%	(112)	(3.2)%

General and administrative	1,538	31.5%	1,628	29.4%	(90)	(5.5)%
Depreciation, amortization and accretion	809	16.6%	792	14.3%	17	2.1%
Gain on asset disposals, net	—	0.0%	(3,270)	(59.1)%	3,270	(100.0)%
Operating income	$1,058	21.7%	$4,367	78.9%	$(3,309)	(75.8)%

Operating Data
Total barrels of saltwater disposed	6,333		6,652		(319)	(4.8)%
Average revenue per barrel disposed (a)	$0.77		$0.83		$(0.06)	(7.0)%
Revenue variance due to barrels disposed					$(265)
Revenue variance due to revenue per barrel					$(394)

(a)	Average revenue per barrel disposed is calculated by dividing revenues (which includes disposal revenues, residual oil sales and management fees) by the total barrels of saltwater disposed.

Revenue. Revenue decreased by $0.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Revenues during the six months ended June 30, 2018 included $0.2 million from our Texas facilities, which included management fees associated with a transition services agreement related to the sale in January 2018 of our Pecos, Texas facility and revenues from our Orla, Texas facility, which was sold in May 2018. Revenues of our North Dakota facilities decreased by approximately $0.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a decrease of 0.2 million in the volume of water processed, a planned reduction on pipeline transport fees, and lower crude oil prices on our oil sales.

The average revenue per barrel decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due in part to approximately $0.1 million of management fees recorded in 2018 associated with a transition services agreement related to the sale of the Pecos, Texas facility, and due in part to the fact that transportation fees on piped water represented a smaller percentage of the total volumes in 2019 than in 2018.

Costs of services. Costs of services decreased by $0.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was due to a decrease of $0.1 million in variable expenses such as chemicals and utilities as a result of the decrease in volumes processed, a decrease of $0.1 million resulting from the sale in 2018 of our two facilities in Texas, a decrease of $0.1 million in repairs and maintenance expense, and approximately $0.2 million of expense associated with the cleanup and remediation of a saltwater spill at one of our facilities in North Dakota during 2018.

Gross margin. Gross margin decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to a $0.7 million decrease in revenue, partially offset by a $0.5 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2019 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2018.

Gain on asset disposals, net. During the six months ended June 30, 2018, we recorded a gain of $1.6 million on the sale of our Orla, Texas facility, a gain of $1.8 million on the sale of our Pecos, Texas facility, and a loss of $0.1 million on the abandonment of a capital expansion project.

Operating income. Operating income decreased by $3.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in operating income was due in part to gains of $3.4 million from the sales of our saltwater disposal facilities in Texas, partially offset by a loss of $0.1 million on the abandonment of a capital expansion project.

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

The following tables present a reconciliation of net income to Adjusted EBITDA and to Distributable Cash Flow, a reconciliation of net income attributable to limited partners to Adjusted EBITDA attributable to limited partners and to Distributable Cash Flow, and a reconciliation of net cash (used in) provided by operating activities to Adjusted EBITDA and to Distributable Cash Flow for each of the periods indicated.

Reconciliation of Net Income to Adjusted EBITDA to Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$5,643	$3,556	$7,024	$4,516
Add:
Interest expense	1,415	1,668	2,726	3,624
Debt issuance cost write-off	—	114	—	114
Depreciation, amortization and accretion	1,388	1,375	2,764	2,793
Income tax expense	618	287	824	368
Equity-based compensation	174	335	443	547
Foreign currency losses	—	117	—	451
Less:
Foreign currency gains	84	—	185	—
Gain on asset disposals, net	—	1,561	—	3,270
Adjusted EBITDA	$9,154	$5,891	$13,596	$9,143

Adjusted EBITDA attributable to noncontrolling interests	420	278	331	664
Adjusted EBITDA attributable to limited partners / controlling interests	$8,734	$5,613	$13,265	$8,479

Less:
Preferred unit distributions	1,033	—	2,066	—
Cash interest paid, cash taxes paid, maintenance capital expenditures	2,464	2,492	3,682	4,428
Distributable cash flow	$5,237	$3,121	$7,517	$4,051

Reconciliation of Net Income Attributable to Limited Partners to Adjusted

EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to limited partners	$5,366	$3,407	$6,966	$4,132
Add:
Interest expense attributable to limited partners	1,415	1,668	2,726	3,624
Debt issuance cost write-off attributable to limited partners	—	114	—	114
Depreciation, amortization and accretion attributable to limited partners	1,255	1,252	2,504	2,527
Income tax expense attributable to limited partners	608	281	811	354
Equity based compensation attributable to limited partners	174	335	443	547
Foreign currency losses attributable to limited partners	—	117	—	451
Less:
Foreign currency gains attributable to limited partners	84	—	185	—
Gain on asset disposals attributable to limited partners, net	—	1,561	—	3,270
Adjusted EBITDA attributable to limited partners	8,734	5,613	13,265	8,479

Less:
Preferred unit distributions	1,033	—	2,066	—
Cash interest paid, cash taxes paid and maintenance capital expenditures attributable to limited partners	2,464	2,492	3,682	4,428
Distributable cash flow	$5,237	$3,121	$7,517	$4,051

Reconciliation of Net Cash (Used In) Provided by Operating Activities to Adjusted

EBITDA to Distributable Cash Flow

	Six Months ended June 30,
	2019	2018
	(in thousands)
Cash flows (used in) provided by operating activities	$(9,040)	$2,059
Changes in trade accounts receivable, net	25,595	6,059
Changes in prepaid expenses and other	(128)	(1,358)
Changes in accounts payable and accrued liabilities	(6,358)	(1,744)
Change in income taxes payable	252	300
Interest expense (excluding non-cash interest)	2,465	3,377
Income tax expense (excluding deferred tax benefit)	824	368
Other	(14)	82
Adjusted EBITDA	$13,596	$9,143

Adjusted EBITDA attributable to noncontrolling interests	331	664
Adjusted EBITDA attributable to limited partners / controlling interests	$13,265	$8,479

Less:
Preferred unit distributions	2,066	—
Cash interest paid, cash taxes paid, maintenance capital expenditures	3,682	4,428
Distributable cash flow	$7,517	$4,051

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

At June 30, 2019, our sources of liquidity included:

●	$5.8 million cash on the balance sheet at June 30, 2019;
●	available borrowings under our Credit Agreement of $5.5 million at June 30, 2019 that are limited by certain financial covenant ratios as outlined in the Credit Agreement; and
●	issuance of equity and/or debt securities, subject to our debt covenants.

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

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:
	○	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;
	○	comply with applicable law, and of our debt instruments or other agreements; or
	○	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);
●	plus, if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the cash distributions declared and paid, or expected to be paid, to our common unitholders for 2018 and 2019:

	Per Unit Cash	Total Cash	Total Cash Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
	(in thousands)
February 14, 2018	$0.21	$2,498	$1,599
May 15, 2018	0.21	2,506	1,604
August 14, 2018	0.21	2,506	1,604
November 14, 2018	0.21	2,509	1,606
Total 2018 Distributions	$0.84	$10,019	$6,413

February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019 (b)	0.21	2,531	1,624
Total 2019 Distributions (to date)	$0.63	$7,572	$4,852

(a)	64% of the Partnership’s outstanding common units at June 30, 2019 were held by affiliates.
(b)	Second quarter 2019 distribution was declared and will be paid in the third quarter of 2019.

The following table summarizes the distributions paid to our preferred unitholder for 2018 and 2019:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
	(in thousands)
November 14, 2018 (a)	$1,412	$—	$1,412
Total 2018 Distributions	$1,412	$—	$1,412

February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019 (b)	1,033	—	1,033
Total 2019 Distributions (to date)	$3,099	$—	$3,099

(a)	This distribution relates to the period from May 29, 2018 (date of preferred unit issuance) through September 30, 2018.
(b)	Second quarter 2019 distribution was declared and will be paid in the third quarter of 2019.

Our Credit Agreement

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $90.0 million in borrowing capacity, subject to certain limitations, and contains an accordion feature that allows us to increase the borrowing capacity to $110.0 million if the lenders agree to increase their commitments or if other lenders join the facility. The Credit Agreement matures May 29, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The credit agreement as it existed prior to the May 29, 2018 amendment will hereinafter be referred to as the “Previous Credit Agreement” or, together with the Credit Agreement, as the “Credit Agreements”.

Outstanding borrowings at June 30, 2019 and December 31, 2018 were $83.9 million and $76.1 million, respectively, and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.5 million of finance lease liabilities at June 30, 2019 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $1.0 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively.

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

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on the leverage ratio of the Partnership, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 5.90% and 6.02% for the six months ended June 30, 2019 and 4.74% and 5.95% for the six months ended June 30, 2018. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $1.3 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Interest paid, including commitment fees, was $2.4 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2019, our leverage ratio was 3.1 to 1.0 and our interest coverage ratio was 5.5 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of June 30, 2019.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution. As of June 30, 2019, we had $5.5 million of available borrowings under our Credit Agreement.

Cash Flows

The following table sets forth a summary of the net cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(9,040)	$2,059
Net cash (used in) provided by investing activities	(1,011)	8,066
Net cash provided by (used in) financing activities	439	(23,832)
Effect of exchange rates on cash	2	(202)
Net decrease in cash and cash equivalents	$(9,610)	$(13,909)

Net cash (used in) provided by operating activities. Net operating cash outflows for the six months ended June 30, 2019 were $9.0 million, consisting of net income of $7.0 million plus non-cash expenses of $3.3 million, which was offset by net changes in working capital of $19.3 million. Non-cash expenses included depreciation, amortization and accretion, and equity-based compensation expense, among others. The net change in working capital includes a net increase of $25.6 million in accounts receivable partially offset by a net increase of approximately $6.1 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect accounts receivable from our customers. During the six months ended June 30, 2019, we experienced a significant increase in inspector headcount that required the use of working capital. In addition, as described above under “Overview”, the collection of approximately $12.1 million of accounts receivable has been delayed as a result of the bankruptcy of our customer PG&E.

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

Net cash provided by investing activities. Net cash outflows from investing activities for the six months ended June 30, 2019 were $1.0 million, consisting primarily of the purchase of equipment to support our nondestructive examination business and costs associated with a new software system for payroll and human resources management that we are in the process of implementing.

During the six months ended June 30, 2018, cash inflows from investing activities included proceeds of $12.0 million related to the sales of our Orla and Pecos saltwater disposal facilities. Cash outflows from investing activities included $3.9 million of capital expenditures, which related primarily to the construction of two pipelines at one of our facilities in North Dakota, the rebuild of the Orla, Texas facility prior to its sale, and the rebuild of the Grassy Butte, North Dakota facility (the surface equipment at both the Orla and Grassy Butte facilities were destroyed by fires in 2017 resulting from lightning strikes).

Net cash used in financing activities. Financing cash inflows for the six months ended June 30, 2019 primarily consisted of $7.8 million of borrowings on our revolving credit facility to fund working capital needs of our Pipeline Inspection business. Financing cash outflows for the six months ended June 30, 2019 primarily consisted of $5.0 million of common unit distributions and $2.1 million of preferred unit distributions.

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

Working Capital

Our working capital (defined as net current assets less net current liabilities) was $52.4 million at June 30, 2019. Our Pipeline Inspection and Pipeline & Process Services segments have substantial working capital needs as they generally pay their inspectors and field personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution,” and “Risk Factors – Risks Related to Our Business – Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities” in our Annual Report on Form 10-K for the year ended December 31, 2018.”

As described above under “Overview”, we had accounts receivable of $12.1 million at January 29, 2019 from PG&E, which represents a pre-petition claim in PG&E’s bankruptcy filing that remains uncollected. Although we do not believe it is probable that we will not be able to collect the full amount of these pre-petition receivables, the timing of collection of these receivables is unknown. We believe that we have sufficient liquidity, in the form of cash on hand and available capacity on our revolving credit facility, to meet our working capital needs while the PG&E bankruptcy process runs its course. However, the delay in collecting these receivables has required us to maintain a larger outstanding debt balance on the revolving credit facility than otherwise would have been required and leaves us with less flexibility to pursue growth opportunities than we otherwise would have enjoyed.

Capital Expenditures

We generally have small capital expenditure requirements compared to many other master limited partnerships. Our Water Services segment has minimal capital expenditure requirements for the maintenance of existing saltwater disposal facilities and the acquisition or construction and development of new saltwater disposal facilities. Our Pipeline Inspection segment does not generally require significant capital expenditures, although we have acquired field equipment to support the growing revenues of our nondestructive examination service line. Our Pipeline & Process Services segment has both maintenance and growth capital needs for heavy equipment and vehicles in order to perform hydrostatic testing and other integrity procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures were $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.
●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional saltwater disposal capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $0.6 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units or debt offerings.

Contractual Obligations

Contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 have not changed significantly as of June 30, 2019. See Note 9 for disclosures of our lease commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2019. For more information, please read our disclosure of critical accounting policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In July 2018, the FASB issued ASU 2018-11 – Targeted Improvements, which provided entities with a transition option to not restate the comparative periods for the effects of applying the new leasing standard (i.e. comparative periods presented in the Unaudited Condensed Consolidated Financial Statements will continue to be in accordance with Accounting Standards Codification 840). We adopted the new standard on the effective date of January 1, 2019 and used a modified retrospective approach as permitted under ASU 2018-11. The effects of implementing ASU 2016-02 were material to our Unaudited Condensed Consolidated Balance Sheets with the addition of right-of-use assets and associated lease liabilities, but immaterial to our Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows. Upon adoption, we recorded operating lease right-of-use assets of $3.5 million and current and noncurrent operating lease obligations of $0.5 million and $3.0 million, respectively. Liabilities recorded as a result of this standard are excluded from the definition of indebtedness under our credit facility, and therefore do not adversely impact the leverage ratio under our credit facility. Liabilities recorded as a result of this standard are excluded from the definition of indebtedness under our credit facility, and therefore do not adversely impact the leverage ratio under our credit facility.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During late 2018, we signed agreements with a software provider and with a system integration advisor under which we will implement a new software system for payroll and human resources management. We expect to implement the new system on January 1, 2020 and will develop, test, and apply internal control procedures related to this payroll and human resources management system as deemed necessary.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Fithian v. TIR LLC

On October 5, 2017, a former inspector for TIR LLC and Cypress Energy Management – TIR, LLC (“CEM TIR”) filed a putative collective action lawsuit alleging that TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) titled James Fithian, et al v. TIR LLC, et al in the United States District Court for the Western District of Texas, Midland Division. The plaintiff subsequently withdrew his action and filed a similar action in Oklahoma State Court, District of Tulsa County. The plaintiff alleges he was a non-exempt employee of CEM TIR LLC and that he and other potential class members were not paid overtime in compliance with the FLSA. The plaintiff seeks to proceed as a collective action and to receive unpaid overtime and other monetary damages, including attorney’s fees. No estimate of potential loss can be determined at this time and the Partnership, TIR LLC, CEM TIR and Cypress Energy Partners – Texas, LLC deny the claims. The defendants plan to continue to vigorously defend these claims and have stayed a counterclaim against the named plaintiff.

On March 28, 2018, the court granted a joint stipulation of dismissal without prejudice in regard to TIR LLC and Cypress Energy Partners – Texas, LLC, as neither of those parties were employers of the plaintiff or the putative class members during the time period that is the subject of the lawsuit. On July 26, 2018, the plaintiff filed a motion for conditional class certification. CEM TIR subsequently filed pleadings opposing the motion. On January 25, 2019, the court denied the plaintiff’s motion for conditional class certification. On June 10, 2019, the court entered a scheduling order that proscribed, among other things, that the parties participate in a settlement conference or mediation no later than September 1, 2019.

Sun Mountain LLC v. TIR-PUC

On February 27, 2019, Sun Mountain LLC (“Sun Mountain”), a subcontractor of TIR-PUC, filed a lawsuit alleging that TIR-PUC failed to pay invoices amounting to approximately $3.5 million for services subcontracted to Sun Mountain under TIR-PUC’s agreement to provide services to Pacific Gas and Electric Company. Sun Mountain filed the action in Federal District Court for the Northern District of Oklahoma. TIR-PUC denies that such amounts are currently owed, as conditions to TIR-PUC’s obligation to make the payments have not been met. The full amount of these invoices is included within accounts payable on the accompanying Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. No estimate of potential loss can be determined at this time and TIR-PUC denies the claims.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 14, 2019.

Cypress Energy Partners, L.P.

By:	Cypress Energy Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Financial Officer