Form 10-Q
period 2020-03-31
Cypress Environmental Partners, L.P.
filed 2020-05-11
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 4, 2020, the registrant had 12,209,281 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Environmental Partners, L.P.,” “the partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEM LLC” refers to Cypress Environmental Management, LLC, a wholly-owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Environmental Management – TIR, LLC, a wholly-owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of 6,957,349 common units representing 57% of our outstanding common units as of May 4, 2020 ;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refer collectively to TIR LLC, TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks, and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020, and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019

(in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$42,258	$15,700
Trade accounts receivable, net	44,826	52,524
Prepaid expenses and other	1,602	988
Total current assets	88,686	69,212
Property and equipment:
Property and equipment, at cost	26,694	26,499
Less: Accumulated depreciation	14,408	13,738
Total property and equipment, net	12,286	12,761
Intangible assets, net	19,389	20,063
Goodwill	50,238	50,356
Finance lease right-of-use assets, net	818	600
Operating lease right-of-use assets	2,814	2,942
Debt issuance costs, net	677	803
Other assets	650	605
Total assets	$175,558	$157,342

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,276	$3,529
Accounts payable- affiliates	418	1,167
Accrued payroll and other	11,733	14,850
Income taxes payable	1,313	1,092
Finance lease obligations	249	183
Operating lease obligations	522	459
Total current liabilities	16,511	21,280
Long-term debt	101,929	74,929
Finance lease obligations	484	359
Operating lease obligations	2,276	2,425
Other noncurrent liabilities	163	158
Total liabilities	121,363	99,151

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,202 and 12,068 units outstanding at
March 31, 2020 and December 31, 2019, respectively)	33,104	37,334
Preferred units (5,769 units outstanding at March 31, 2020 and December 31, 2019)	44,291	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,229)	(2,577)
Total partners’ capital	49,290	53,172
Noncontrolling interests	4,905	5,019
Total owners’ equity	54,195	58,191
Total liabilities and owners’ equity	$175,558	$157,342

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2020 and 2019
(in thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenue	$68,483	$90,376
Costs of services	60,528	80,353
Gross margin	7,955	10,023

Operating costs and expense:
General and administrative	5,940	6,231
Depreciation, amortization and accretion	1,208	1,104
Gain on asset disposals, net	(12)	(21)
Operating income	819	2,709

Other (expense) income:
Interest expense, net	(1,124)	(1,311)
Foreign currency (losses) gains	(457)	101
Other, net	105	88
Net (loss) income before income tax expense	(657)	1,587
Income tax expense	220	206
Net (loss) income	(877)	1,381

Net loss attributable to noncontrolling interests	(88)	(219)
Net (loss) income attributable to limited partners	(789)	1,600

Net income attributable to preferred unitholder	1,033	1,033
Net (loss) income attributable to common unitholders	$(1,822)	$567

Net (loss) income per common limited partner unit:
Basic and diluted	$(0.15)	$0.05

Weighted average common units outstanding:
Basic	12,096	11,971
Diluted	12,096	12,355

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(877)	$1,381

Other comprehensive income (loss) - foreign currency translation	348	(72)

Comprehensive (loss) income	(529)	1,309

Comprehensive loss attributable to noncontrolling interests	(88)	(219)
Comprehensive income attributable to preferred unitholder	1,033	1,033

Comprehensive (loss) income attributable to common unitholders	$(1,474)	$495

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Owners’ Equity
(in thousands)

	Three Months Ended March 31, 2020
				Accumulated
				Other
	Common	Preferred	General	Comprehensive	Noncontrolling	Total Owners’
	Units	Units	Partner	Loss	Interests	Equity
Owners’ equity at December 31, 2019	$37,334	$44,291	$(25,876)	$(2,577)	$5,019	$58,191
Net (loss) income for the period January 1, 2020 through March 31, 2020	(1,822)	1,033	—	—	(88)	(877)
Foreign currency translation adjustment	—	—	—	348	—	348
Distributions	(2,534)	(1,033)	—	—	(26)	(3,593)
Equity-based compensation	264	—	—	—	—	264
Taxes paid related to net share settlement of equity-based compensation	(138)	—	—	—	—	(138)
Owners’ equity at March 31, 2020	$33,104	$44,291	$(25,876)	$(2,229)	$4,905	$54,195

	Three Months Ended March 31, 2019
				Accumulated
				Other
	Common	Preferred	General	Comprehensive	Noncontrolling	Total Owners’
	Units	Units	Partner	Loss	Interests	Equity
Owners’ equity at December 31, 2018	$34,677	$44,291	$(25,876)	$(2,414)	$3,609	$54,287
Net income (loss) for the period January 1, 2019 through March 31, 2019	567	1,033	—	—	(219)	1,381
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Distributions	(2,510)	(1,033)	—	—	—	(3,543)
Equity-based compensation	269	—	—	—	—	269
Taxes paid related to net share settlement of equity-based compensation	(158)	—	—	—	—	(158)
Owners’ equity at March 31, 2019	$32,845	$44,291	$(25,876)	$(2,486)	$3,390	$52,164

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(877)	$1,381
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,480	1,376
Gain on asset disposals, net	(12)	(21)
Interest expense from debt issuance cost amortization	144	130
Equity-based compensation expense	264	269
Equity in earnings of investee	(42)	(29)
Foreign currency losses (gains)	457	(101)
Changes in assets and liabilities:
Trade accounts receivable	7,698	(21,935)
Prepaid expenses and other	(577)	6
Accounts payable and accounts payable - affiliates	(1,197)	1,905
Accrued payroll and other	(3,154)	4,562
Income taxes payable	221	207
Net cash provided by (used in) operating activities	4,405	(12,250)

Investing activities:
Proceeds from fixed asset disposals	26	21
Purchase of property and equipment, excluding finance leases	(1,055)	(372)
Net cash used in investing activities	(1,029)	(351)

Financing activities:
Borrowings on credit facility	32,000	7,000
Payments on credit facility	(5,000)	—
Other	(19)	—
Payments on finance lease obligations	(61)	(13)
Taxes paid related to net share settlement of equity-based compensation	(138)	(158)
Distributions	(3,593)	(3,543)
Net cash provided by financing activities	23,189	3,286

Effect of exchange rates on cash	(7)	104

Net increase (decrease) in cash and cash equivalents	26,558	(9,211)
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $551 at December 31, 2019 and December 31, 2018)	16,251	15,931
Cash and cash equivalents, end of period (includes restricted cash equivalents of $551 at March 31, 2020 and March 31, 2019)	$42,809	$6,720

Non-cash items:
Accounts payable and accrued payroll and other excluded from capital expenditures	$366	$388
Acquisitions of finance leases included in liabilities	$247	$293

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
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

The Pipeline Inspection segment generates revenue by providing essential environmental services including inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity considering that many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

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

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and own 25% in the remaining facility. These water treatment facilities are connected to twelve (12) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially owned water treatment facility for management and staffing services (see Note 6).

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2019 is derived from our audited financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2019 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates in the Preparation of Financial Statements

The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The COVID-19 pandemic and the significant decline in the price of crude oil have created and may continue to create significant uncertainty in macroeconomic conditions, which may continue to cause decreased demand for our services and adversely impact our results of operations. We consider these changing economic conditions as we develop accounting estimates, such as our annual effective tax rate, allowance for bad debts, and long-lived asset impairment assessments. We expect our accounting estimates to continue to evolve depending on the duration and degree of the impact of the COVID-19 pandemic and the significant decline in the price of crude oil. Our accounting estimates may change as new events and circumstances arise.

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2019 included in our Form 10-K, except for Accounting Standards Update (“ASU”) 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which we implemented on January 1, 2020. The effects of implementing ASU 2018-15 were immaterial to our Unaudited Condensed Consolidated Financial Statements.

Goodwill

We have $50.2 million of goodwill on our Unaudited Condensed Consolidated Balance Sheet at March 31, 2020. Of this amount, $40.1 million relates to the Pipeline Inspection segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. We have determined that our Pipeline Inspection, Pipeline & Process Services, and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

Crude oil prices have decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 outbreak, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices has led many of our customers to change their budgets and plans, which will decrease their spending on drilling, completions, and exploration. This could have an impact on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity will also impact the midstream industry and have led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Such developments would reduce our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position.

For our Pipeline Inspection segment, we performed a qualitative goodwill impairment analysis at March 31, 2020 and concluded that the fair value of the reporting unit was more likely than not greater than its carrying value. Our evaluation included various qualitative factors, including current and projected earnings, current customer relationships and projects, and the impact of commodity prices on our earnings. The qualitative assessment on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from the assumptions and estimates we used in our qualitative analyses could have resulted in the requirement to perform quantitative goodwill impairment analyses.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

For our Environmental Services segment, we considered the decline in the price of crude oil a potential indicator of impairment and thus performed a quantitative goodwill impairment analysis at March 31, 2020. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Since the volume of water we receive at our facilities is heavily influenced by the extent of exploration and production in the areas near our facilities, and since exploration and production is in turn heavily influenced by crude oil prices, we estimated future revenues by reference to crude prices in the forward markets. The forward price curve reflects a gradual increase in the West Texas Intermediate crude price each month, with the price reaching $30 per barrel in January 2021, $40 per barrel in December 2023, and $50 per barrel in June 2028. We estimated future operating costs by reference to historical per-barrel costs and estimated future volumes. We estimated revenues and costs for a period of ten years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We discounted these estimated future cash flows at a rate of 12%. We assumed that a hypothetical buyer would be a partnership that is not subject to income taxes and that could obtain modest savings in general and administrative expenses through synergies with its other operations. Based on this quantitative analysis, we concluded that the goodwill of the Environmental Services segment was not impaired. The use of different assumptions and estimates from the assumptions and estimates used in our analysis could have resulted in the need to record a goodwill impairment. Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include commodity prices, interest rates, and cost of capital. Our water treatment facilities are concentrated in one basin, and changes in oil and gas production in that basin could have a significant impact on the profitability of the Environmental Services segment. While we believe we have made reasonable estimates and assumptions to estimate the fair values of our reporting units, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. Such changes could include, among others, a slower recovery in demand for petroleum products than assumed in our projections, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore decrease the value of) estimated future cash flows.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms and have established policies and procedures that allow for an evaluation of the creditworthiness of each of our customers. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. As of both March 31, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $0.2 million.

A former customer of our Pipeline Inspection segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in August 2019. As of March 31, 2020 and December 31, 2019, our Unaudited Condensed Consolidated Balance Sheets included $0.5 million of pre-petition accounts receivable from Sanchez. We have recorded an allowance of less than $0.1 million at both March 31, 2020 and December 31, 2019 against the accounts receivable from Sanchez. We do not believe it is probable that we will be unable to collect the remaining $0.4 million balance of the pre-petition receivables. However, due to uncertainties associated with the bankruptcy process, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued payroll	$7,803	$9,670
Customer deposits	1,669	1,682
Litigation settlement	900	1,900
Other	1,361	1,598
	$11,733	$14,850

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

Our Unaudited Condensed Consolidated Balance Sheet at March 31, 2020 includes $2.2 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net (loss) income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency (losses) gains in our Unaudited Condensed Consolidated Statements of Operations.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

New Accounting Standards

In 2020, we adopted the following new accounting standard issued by the Financial Accounting Standards Board (“FASB”):

The FASB issued ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract in August 2018. This guidance requires a customer in a cloud computing arrangement to follow the internal use software guidance in ASC 350-40 to determine which costs should be capitalized as assets or expensed as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance prospectively from the date of adoption (January 1, 2020) and this guidance has not had a material effect on our Unaudited Condensed Consolidated Financial Statements.

Other accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted, include:

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

3. Debt

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $110.0 million of borrowing capacity, subject to certain limitations. The three-year Credit Agreement matures May 29, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets.

Outstanding borrowings at March 31, 2020 and December 31, 2019 were $101.9 million and $74.9 million, respectively, and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.7 million of finance lease liabilities at March 31, 2020 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.7 million and $0.8 million at March 31, 2020 and December 31, 2019, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. The carrying value of our long-term debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement.

The interest rate on our borrowings ranged between 3.61% and 4.80% for the three months ended March 31, 2020 and 5.98% and 6.02% for the three months ended March 31, 2019. As of March 31, 2020, the interest rate in effect on our outstanding borrowings was 3.87%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.9 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The average debt balance outstanding was $77.8 million and $77.3 million during the three months ended March 31, 2020 and 2019, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants at each quarter end, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At March 31, 2020, our leverage ratio was 3.5 to 1.0 and our interest coverage ratio was 7.4 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of March 31, 2020.

Borrowings under the Credit Agreement at each quarter-end may not exceed four times the trailing-twelve-month EBITDA. Trailing-twelve-month EBITDA, as calculated under the Credit Agreement, was $29.6 million at March 31, 2020.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution. As of March 31, 2020, we had $7.3 million of unused borrowing capacity under the Credit Agreement.

In March 2020, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and a significant decline in the price of crude oil. In April 2020, we borrowed an additional $7.1 million on the Credit Agreement, and in May 2020, we repaid $5.0 million on the Credit Agreement.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

4. Income Taxes

As a limited partnership, we are generally not subject to U.S. federal or state income taxes. Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which may not fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax.

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

5. Equity

Series A Preferred Units

On May 29, 2018 (the “Closing Date”), we sold 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) to an affiliate (“the Purchaser”) for a cash purchase price of $7.54 per Preferred Unit, resulting in gross proceeds of $43.5 million.

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

Net (Loss) Income per Unit

Our net (loss) income is attributable and allocable to three ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, and (3) our common unitholders. Income attributable to our preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Net (loss) income attributable to noncontrolling interests represents 49% of the (loss) income generated by Brown and 51% of the (loss) income generated by CF Inspection. Net (loss) income attributable to common unitholders represents our remaining net (loss) income, after consideration of amounts attributable to our preferred unitholder and the noncontrolling interests.

Basic net (loss) income per common limited partner unit is calculated as net (loss) income attributable to common unitholders divided by the basic weighted average common units outstanding. Diluted net (loss) income per common limited partner unit includes the net (loss) income attributable to preferred unitholder and the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation.

The following table summarizes the calculation of the basic net (loss) income per common limited partner unit for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per unit data)
Net (loss) income attributable to common unitholders	$(1,822)	$567
Weighted average common units outstanding	12,096	11,971
Basic net (loss) income per common limited partner unit	$(0.15)	$0.05

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the calculation of the diluted net (loss) income per common limited partner unit for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per unit data)
Net (loss) income attributable to common unitholders	$(1,822)	$567

Weighted average common units outstanding	12,096	11,971
Effect of dilutive securities:
Weighted average preferred units outstanding	—	—
Long-term incentive plan unvested units	—	384
Diluted weighted average common units outstanding	12,096	12,355
Diluted net (loss) income per common limited partner unit	$(0.15)	$0.05

For the three months ended March 31, 2020, the preferred units and long-term incentive plan unvested units would have been antidilutive and, therefore, were not included in the computation of diluted net (loss) income per common limited partner unit. For the three months ended March 31, 2019, the preferred units would have been antidilutive and, therefore, were not included in the computation of diluted net (loss) income per common limited partner unit.

Cash Distributions

The following table summarizes the cash distributions declared and paid to our common unitholders for 2019 and 2020:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)
February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019	0.21	2,534	1,624
November 14, 2019	0.21	2,534	1,627
Total 2019 Distributions	$0.84	$10,109	$6,479

February 14, 2020	$0.21	$2,534	$1,627
May 15, 2020 (b)	0.21	2,562	1,648
Total 2020 Distributions (to date)	$0.42	$5,096	$3,275

(a)	64% of the Partnership’s outstanding common units at March 31, 2020 were held by affiliates.
(b)	First quarter 2020 distribution was declared and will be paid in the second quarter of 2020.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the distributions paid to our preferred unitholder for 2019 and 2020:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
		(in thousands)
February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019	1,033	—	1,033
November 14, 2019	1,034	—	1,034
Total 2019 Distributions	$4,133	$—	$4,133

February 14, 2020	$1,033	$—	$1,033
May 15, 2020 (a)	1,033	—	1,033
Total 2020 Distributions (to date)	$2,066	$—	$2,066

(b)	First quarter 2020 distribution was declared and will be paid in the second quarter of 2020.

Long-Term Incentive Plan ("LTIP")

In May 2020, the Board of Directors approved 400,200 phantom units ("Units") to be awarded to employees and directors. Of these Units, 378,600 Units will vest in three equal tranches in April 2023, April 2024, and April 2025, respectively, and 21,600 will vest in three equal tranches in April 2021, April 2022, and April 2023, respectively, contingent only on the continued service of the recipients through the vesting dates.

Cypress Brown Integrity, LLC

Brown’s company agreement generally requires Brown to make an annual distribution to its members equal to or greater than the amount of Brown’s taxable income multiplied by the maximum federal income tax rate. In April 2020, Brown declared and paid a distribution of $1.3 million, of which $0.7 million was distributed to us and the remainder of which was distributed to noncontrolling interest owners.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

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

Prior to January 1, 2020, the omnibus agreement called for Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. This annual fee was $4.5 million in 2019. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, we expect these direct expenses to be lower than the annual administrative fee that we previously paid, although we expect to experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. For the three months ended March 31, 2019, Holdings charged us an administrative fee of $1.1 million, recorded within general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

All of the employees who conduct our business are employed by affiliates of Holdings, although we sometimes refer to these individuals in this report as our employees. We reimburse Holdings for the compensation costs associated with these employees.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of less than $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.2 million for each of the three months ended March 31, 2020 and 2019. Accounts receivable from Arnegard totaled $0.1 million at both March 31, 2020 and December 31, 2019, and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard was $0.4 million at March 31, 2020 and December 31, 2019 and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned inspection firm affiliated with one of Holdings’ owners and a Director of our General Partner. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the three months ended March 31, 2020 and 2019, CF Inspection, which is part of the Pipeline Inspection segment, represented approximately 3.8% and 2.6% of our consolidated revenue, respectively.

7. Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations that are secured with short-term security deposits (reflected as restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows) totaling $0.6 million at March 31, 2020 and December 31, 2019. These amounts are included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain customer master service agreements (“MSAs”) offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSAs may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing. As of March 31, 2020 and December 31, 2019, we established a reserve of $0.2 million as an estimate of potential liabilities related to these compliance audit contingencies.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

Diaz v. CEM TIR

On December 12, 2019, three of the former inspectors who unsuccessfully attempted to join the Fithian lawsuit after the deadline set by the court filed a putative collective action lawsuit alleging that TIR LLC and CEM TIR failed to pay a class of workers overtime in compliance with the FLSA titled Francisco Diaz, et al v. CEM TIR, et al in the United States District Court for the Northern District of Oklahoma. TIR LLC and CEM TIR deny the claims. CEM TIR and TIR LLC filed a motion to dismiss one of the plaintiffs for bringing the lawsuit in a venue that was inconsistent with the forum selection clause in his employment agreement mandating suit exclusively in the District Court of Tulsa County, Oklahoma. CEM TIR and TIR LLC also filed a motion to compel arbitration for the other two plaintiffs to enforce the binding arbitration clauses in their employment agreements. The Court has not yet ruled on either motion. The two plaintiffs with the binding arbitration clauses in their employment agreements subsequently initiated arbitration proceedings.

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

8. Leases

Subsequent to the end of the first quarter of 2020, we notified the landlord of our office headquarters with our intent to terminate a portion of our office lease effective November 2020. The termination of this lease will save us approximately $0.5 million, net of termination fees, over the life of the lease.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

9. Reportable Segments

Our operations consist of three reportable segments: (i) Pipeline Inspection Services (“Pipeline Inspection”), (ii) Pipeline & Process Services and (iii) Water and Environmental Services (“Environmental Services”). The amounts within “Other” represent corporate and overhead items not specifically allocable to the other reportable segments.

	Pipeline	Pipeline and	Environmental
	Inspection	Process Services	Services	Other	Total
			(in thousands)
Three months ended March 31, 2020

Revenue	$63,895	$2,922	$1,666	$—	$68,483
Costs of services	57,523	2,361	644	—	60,528
Gross margin	6,372	561	1,022	—	7,955
General and administrative	4,518	640	557	225	5,940
Depreciation, amortization and accretion	556	145	411	96	1,208
Gains on asset disposals, net	—	(26)	14	—	(12)
Operating income (loss)	$1,298	$(198)	$40	$(321)	819
Interest expense, net					(1,124)
Losses on foreign currency					(457)
Other, net					105
Net loss before income tax expense					$(657)

Three months ended March 31, 2019

Revenue	$86,229	$1,974	$2,173	$—	$90,376
Costs of services	77,858	1,719	776	—	80,353
Gross margin	8,371	255	1,397	—	10,023
General and administrative	4,606	596	766	263	6,231
Depreciation, amortization and accretion	555	143	402	4	1,104
Gains on asset disposals, net	—	(21)	—	—	(21)
Operating income (loss)	$3,210	$(463)	$229	$(267)	2,709
Interest expense, net					(1,311)
Gains on foreign currency					101
Other, net					88
Net income before income tax expense					$1,587

Total Assets

March 31, 2020	$105,401	$12,717	$20,236	$37,204	$175,558

December 31, 2019	$114,858	$14,318	$21,911	$6,255	$157,342

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including, among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Pipeline Inspection Services (“Pipeline Inspection”) segment comprises our investment in the TIR Entities; (2) our Pipeline & Process Services (“Pipeline & Process Services”) segment comprises our 51% ownership investment in Cypress Brown Integrity, LLC and; (3) our Water and Environmental Services (“Environmental Services”) segment comprises our investments in various water treatment facilities and activities related thereto. The financial information for Pipeline Inspection, Pipeline & Process Services and Environmental Services included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2019.

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

We provide independent pipeline inspection and integrity services to various energy exploration and production and midstream companies and their vendors throughout the United States and Canada through our Pipeline Inspection and Pipeline & Process Services segments. The Pipeline Inspection segment comprises the operations of our TIR Entities and the Pipeline & Process Services segment comprises the operations of Brown. We also provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Environmental Services segment. We operate nine (eight wholly-owned) water treatment facilities, all of which are in the Bakken Shale region of the Williston Basin in North Dakota. We provide staffing and management services to one 25%-owned water treatment facility in the Bakken Shale region.

In all of our business segments, we work closely with our customers to help them protect the environment, property, and people. Our wide range of services also help our clients comply with increasingly complex federal and state environmental and safety rules and regulations. Our environmental services are required services under various federal and state laws.

We enjoy strong long-term customer relationships, many of which date back 17 years in our Pipeline Inspection segment and ten years in our Pipeline & Process Services segment. In 2019, 28% of the gross margin of our Pipeline Inspection segment was generated from customers that we have served for over 10 years, and another 40% was generated from customers we have served for over five years. The majority of the gross margin of our Pipeline & Process Services and Environmental Services segments in 2019 was generated from customers that we have served for over 5 years.

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

Cypress has an experienced management team and board of directors with decades of industry experience and expertise.

Ownership

As of March 31, 2020, Holdings and its affiliates own 64% of our common units. Holdings’ ownership group also owns 100% of the General Partner and certain incentive distribution rights (although no such incentive distributions have been paid to date), and an affiliate of Holdings owns 100% of the preferred units.

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

Prior to January 1, 2020, the omnibus agreement called for Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. This annual fee was $4.5 million in 2019. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, we expect these direct expenses to be lower than the annual administrative fee that we previously paid, although we expect to experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. For the three months ended March 31, 2019, Holdings charged us an administrative fee of $1.1 million, recorded within general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

Pipeline Inspection

The Pipeline Inspection segment generates revenue primarily by providing essential environmental services including inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather .

Pipeline & Process Services

The Pipeline & Process Services segment generates revenue primarily by providing essential environmental services including hydrostatic testing services and chemical cleaning to energy companies and pipeline construction companies on newly-constructed and existing pipelines and related infrastructure. We generally charge our customers in this segment on a fixed-bid basis, with the price depending on the size and length of the pipeline being tested, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project .

Environmental Services

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and own 25% in the remaining facility. These water treatment facilities are connected to twelve (12) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization.  Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially-owned water treatment facility for management and staffing services.

Outlook

Overall

Our first quarter is typically a weaker quarter, and in 2019 we had an exceptional first quarter as the result of inspection work on a major new pipeline. Our first quarter 2020 results were also adversely affected by the significant decline in oil prices of over $40 per barrel, or 66%, during the quarter, which was driven primarily by increased supply from Russia, Saudi Arabia, and other oil-producing nations as a result of a price war and a significant decrease in demand as a result of the COVID-19 pandemic. In response to the COVID-19 pandemic we implemented our business continuity plan, with most of our corporate employees working from home, and we have continued our field operations without any disruption in our service to our customers.

We are taking swift actions to reduce overhead and other costs by over $3.5 million annually through a combination of salary reductions, reduction in force, furloughs, hiring freezes, reductions in hours, and other miscellaneous cost-cutting measures. We have elected to defer some discretionary capital expenditures and we remain focused on opportunities to reduce our working capital needs. We will take further actions as necessary to adjust to evolving market conditions. We believe the actions we take will not only temper the impact of the activity declines, but also enable us to be in a strong position to take advantage of the market’s eventual recovery.

In March 2020, in an abundance of caution, we borrowed $32.0 million on our revolving credit facility to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil. As of March 31, 2020, we had cash and cash equivalents of $42.3 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve (the leverage ratio under the Credit Agreement is measured once per quarter, using trailing-twelve-month EBITDA). We maintained our current distribution this quarter but will continue to evaluate our distribution policy in the future and take such actions as are prudent to protect our balance sheet, including the possibility of a temporary reduction or suspension of the distribution if so required.

Earlier this year, the U.S. Pipeline and Hazardous Materials Safety Administration ("PHMSA") issued new rules that significantly revises certain aspects of the hazardous liquid pipeline safety regulations codified at Title 49 Code of Federal Regulations Parts 190-199. Effective July 1, 2020, this rule expands requirements to address risks to pipelines outside of environmentally sensitive and populated areas. In addition, the rule makes changes to the integrity management requirements, including emphasizing the use of in-line inspection technology. We remain optimistic about the long-term demand for environmental services such as pipeline inspection, integrity services, and water solutions, due to our nation’s aging pipeline infrastructure, and we believe we continue to be well-positioned to capitalize on these opportunities.

In 2018, Holdings completed two acquisitions to further broaden our collective suite of environmental services. One acquisition provided entry into the municipal water industry, whereby we can offer our traditional inspection services, including corrosion and nondestructive testing services, as well as in-line inspection (“ILI”). Holdings’ next generation 5G ultra high-resolution magnetic flux leakage (“MFL”) ILI technology called Eco Vision™ UHD, is capable of helping pipeline owners and operators better manage the integrity of their assets in both the municipal water and energy industries. We believe Holdings is the only technology provider today capable of offering this service to the large and diverse municipal water industry that provides drinking water to our communities. Holdings has been investing in the companies to prepare to offer them for drop down to us, once market conditions warrant. It now remains unlikely this will occur in 2020.

Our parent company’s ownership interests continue to remain fully aligned with our unitholders, as our General Partner and insiders collectively own 76% of our total common and preferred units.

Pipeline Inspection

Revenues of our Pipeline Inspection segment decreased from $86.2 million during the three months ended March 31, 2019 to $63.9 million during the three months ended March 31, 2020, a decrease of 26%. The first quarter of each year is typically slower than the second and third quarters, due to weather conditions and customers’ budgeting cycles. Revenues during the first quarter of 2019 benefited from the ramp-up of the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and has continued with declining headcounts into the second quarter of 2020. Our revenues in the first quarter of 2020 did not benefit from any other large new projects. During the first quarter of 2020, the COVID-19 outbreak, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Gross margins in this segment decreased from $8.4 million during the three months ended March 31, 2019 to $6.4 million during the three months ended March 31, 2020, a decrease of 24%. This decrease resulted from lower revenues, partially offset by a higher gross margin percentage. During the first quarter of 2019, we generated an increased percentage of our revenue from inspection services (due in part to the pipeline inspection project that represented the largest contract award in our history), which typically carry lower margins than integrity services and services to public utility customers.

In our Pipeline Inspection segment, most projects that were already in process have continued, despite the COVID-19 outbreak. However, many customers have announced reductions in their capital expansion budgets and deferrals of planned construction projects, and we expect these changes to reduce our revenue-generating opportunities in the near term. We expect customers to continue to conduct maintenance activities, many of which are government-mandated, and certain customers have announced plans to proceed with certain large construction projects. However, many clients are deferring maintenance work whenever possible if they have the option. We believe our reputation developed over 17 years will give us a competitive advantage during this challenging industry downturn when many of our competitors may not survive. We have several sizeable bids outstanding that could significantly benefit us in 2020 if we are successful in being awarded those inspection opportunities.  The vast majority of our customers are under significant financial pressures to reduce costs and have been aggressively pursuing pricing concessions. We value our long-term customer relationships and work closely with them to address this reality which in turn requires us to modify what pay we can offer to our valued inspectors. The net result of the actions remains to be known at this time, but it will lead to less working capital required to operate the businesses.

We operate in a very large market, with more than 3,000 customer prospects who require federally and/or state-mandated inspection and integrity services. Our focus remains on maintenance and integrity work on existing pipelines, as well as work on new projects. The majority of our clients are large public companies with long planning cycles that lead to healthy backlogs of new long-term projects when market conditions warrant and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that, regardless of commodity prices, our customers will require our inspection services. However, a prolonged downturn in oil and natural gas prices could lead to reduced demand for our services.

Pipeline & Process Services

Revenues of our Pipeline & Process Services segment increased from $2.0 million during the three months ended March 31, 2019 to $2.9 million during the three months ended March 31, 2020, an increase of 48%. Adverse weather during the first quarter of 2019 delayed several large projects to later in the year. Gross margins increased from $0.3 million during the three months ended March 31, 2019 to $0.6 million during the three months ended March 31, 2020, an increase of 120%.

During 2018, we opened a new office in Odessa, Texas to better serve the growing Permian basin market. In addition, we added several industry veterans to our management team in order to further enhance our image and grow the segment. In early 2019, we opened a new location in the Houston market to help us take advantage of the growing market in the industry. Brown continues to enjoy an excellent reputation in the industry. Although the first and fourth quarters of each year are typically slower as a result of seasonal fluctuations in activity, we have maintained a solid project backlog and have continued to bid on new projects. Hydrostatic testing is typically one of the last steps to be performed before a pipeline is placed into service . Although the planned reduction in capital expansion projects by many of our customers will reduce our revenue-generating opportunities, we believe we have developed a strong reputation over the last decade that will give us a competitive advantage when bidding on future work. Bid activity remains solid and we believe this downturn may put some competitors out of business.

Environmental Services

Revenues of our Environmental Services segment decreased from $2.2 million during the three months ended March 31, 2019 to $1.7 million during the three months ended March 31, 2020, a decrease of 23%. Low commodity prices, an excess of supply, and low demand have led to a significant reduction in activity by producers in North Dakota. Gross margins decreased from $1.4 million during the three months ended March 31, 2019 to $1.0 million during the three months ended March 31, 2020, a decrease of 27%.

A decline in revenue in the first quarter of a year is not uncommon, as a result of the weather in North Dakota and customers ramping up activity. Bakken Clearbrook oil pricing has been under intense pressure, along with West Texas Intermediate prices. Pipeline capacity and storage constraints have also adversely impacted this market. Several prominent exploration and production customers have elected to shut in their production instead of selling oil at these prices. According to a published rig count as of May 1, 2020, the Williston basin of the Bakken totaled 26 rigs, down 57% from its peak in 2019 of 61 rigs and 4% from the prior week. Although market conditions are adverse, we expect to continue to benefit from the fact that 99% of our water in the first quarter of 2020 was produced water from existing wells (rather than flowback water from new wells) and 55% of our water in the first quarter of 2020 was from dedicated pipelines. We are also taking steps to reduce our operating costs, including the temporary closure of some facilities.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$68,483	$90,376
Costs of services	60,528	80,353
Gross margin	7,955	10,023

Operating costs and expense:
General and administrative - segment	5,715	5,916
General and administrative - corporate	225	315
Depreciation, amortization and accretion	1,208	1,104
Gain on asset disposals, net	(12)	(21)
Operating income	819	2,709

Other (expense) income:
Interest expense, net	(1,124)	(1,311)
Foreign currency (losses) gains	(457)	101
Other, net	105	88
Net (loss) income before income tax expense	(657)	1,587
Income tax expense	220	206
Net (loss) income	(877)	1,381

Net loss attributable to noncontrolling interests	(88)	(219)
Net (loss) income attributable to limited partners	(789)	1,600

Net income attributable to preferred unitholder	1,033	1,033
Net (loss) income attributable to common unitholders	$(1,822)	$567

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segments below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative - segment.  General and administrative expense - segment primarily decreased from the first quarter of 2019 to the first quarter of 2020 due primarily to the fact that expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.2 million lower in the first quarter of 2020 than the administrative fee charged by Holdings in the first quarter of 2019.

General and administrative – corporate. General and administrative expense – corporate includes equity-based compensation expense for certain employees and certain administrative expenses not directly attributable to the operating segments.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to lower interest rates. The average interest rate on our revolving credit facility was 4.70% for the three months ended March 31, 2020, compared to 6.0% for the three months ended March 31, 2019. This decrease was partially offset by a higher average debt balance outstanding. Average debt outstanding was $77.8 million for the three months ended March 31, 2020, compared to $77.3 million for the three months ended March 31, 2019. The increase in the balance of debt outstanding resulted primarily from the fact that, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement in March 2020 to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil.

Foreign currency (losses) gains. Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency (losses) gains in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency losses during the three months ended March 31, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar.

Other, net. Other income includes income associated with our 25% interest in a water treatment facility, which we account for under the equity method.

Income tax expense (benefit). Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. Income tax expense was $0.2 million for each of the three months ended March 31, 2020 and 2019.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represents “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the three months ended March 31, 2020, substantially all of our gross income, which consisted of approximately $54.5 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

Net (loss) income attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net (loss) income of these entities that is attributable to outside owners is reported in net (loss) income attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations.

Net income attributable to preferred unitholder. In 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of the Pipeline Inspection segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$63,895		$86,229		$(22,334)	(25.9)%
Costs of services	57,523		77,858		(20,335)	(26.1)%
Gross margin	6,372	10.0%	8,371	9.7%	(1,999)	(23.9)%

General and administrative	4,518	7.1%	4,606	5.3%	(88)	(1.9)%
Depreciation, amortization and accretion	556	0.9%	555	0.6%	1	0.2%
Operating income	$1,298	2.0%	$3,210	3.7%	$(1,912)	(59.6)%

Operating Data
Average number of inspectors	1,016		1,432		(416)	(29.1)%
Average revenue per inspector per week	$4,838		$4,682		$156	3.3%

Revenue variance due to number of inspectors					$(25,238)
Revenue variance due to average revenue per inspector					$2,904

Revenue. Revenue decreased $22.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to an decrease in the average number of inspectors engaged (a decrease of 416 inspectors accounting for $25.2 million of the revenue decrease), partially offset by an increase in the average revenue billed per inspector (offsetting $2.9 million of the revenue decrease). Revenues during the first quarter of 2019 benefited from the ramp-up of the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and has continued with declining headcounts into second quarter 2020. We generated $6.5 million and $13.3 million of revenue from this project in the first quarter of 2020 and the first quarter of 2019, respectively. Our revenues in the first quarter of 2020 did not benefit from any other large new projects. During the first quarter of 2020, the COVID-19 outbreak, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Revenues of our subsidiary that serves public utility customers decreased by $2.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Revenues of our nondestructive examination service line decreased by $0.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $20.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $2.0 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The gross margin percentage was 10.0% in 2020, compared to 9.7% in 2019. The increase in gross margin percentage is due to changes in the mix of services provided. During the first quarter of 2019, we generated an increased percentage of our revenue from inspection services (due in part to the pipeline inspection project that represented the largest contract award in our history), which typically carry lower margins than integrity services and services to public utility customers.

General and administrative. General and administrative expenses decreased by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a decrease of $0.3 million in incentive compensation and commission expense. Legal fees increased by $0 .1 million as a result of costs associated with certain employment-related lawsuits and claims. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.2 million lower in the first quarter of 2020 than the administrative fee charged by Holdings in the first quarter of 2019; however, the benefit of this reduced expense was offset by increased expense resulting from a reassessment of the allocation of shared expenses to the various segments, which resulted in $0.2 million less expense being charged to the Environmental Services segment and $0.2 million more expense being charged to the Pipeline Inspection segment in 2020.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended March 31, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended March 31, 2019.

Operating income. Operating income decreased by $1.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Pipeline & Process Services

The following table summarizes the results of the Pipeline & Process Services segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$2,922		$1,974		$948	48.0%
Costs of services	2,361		1,719		642	37.3%
Gross margin	561	19.2%	255	12.9%	306	120.0%

General and administrative	640	21.9%	596	30.2%	44	7.4%
Depreciation, amortization and accretion	145	5.0%	143	7.2%	2	1.4%
Gain on asset disposals, net	(26)	(0.9)%	(21)	(1.2)%	(5)	23.8%
Operating loss	$(198)	(6.8)%	$(463)	(23.5)%	$265	(57.2)%

Operating Data
Average number of field personnel	27		28		(1)	(3.6)%
Average revenue per field personnel per week	$8,325		$5,483		$2,842	51.8%
Revenue variance due to number of field personnel					$(108)
Revenue variance due to average revenue per field personnel					$1,056

Revenue. Revenues of our Pipeline & Process Services segment increased $0.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Adverse weather during the first quarter of 2019 delayed several large projects to later in the year. Our Pipeline & Process Services segment generates more of its revenues from a smaller number of larger-scale projects than does our Pipeline Inspection segment. As a result, the revenues of the Pipeline & Process Services segment are more volatile, and revenues for a given period of time can be significantly influenced by the ability to win a relatively small number of bids for hydrotesting projects.

Costs of services. Cost of services increased by $0.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increased revenues.

Gross margin. Gross margin increased by $0.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in gross margin was due to increased revenues. The employees of the Pipeline & Process Services segment are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are therefore primarily variable costs). Because these employees were more fully utilized in the first quarter of 2020 than in the first quarter of 2019, the gross margin percentage was higher.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent from the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the three months ended March 31, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended March 31, 2019.

Operating loss. Operating loss decreased by $0.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to increased gross margin of $0.3 million.

Environmental Services

The following table summarizes the operating results of the Environmental Services segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$1,666		$2,173		$(507)	(23.3)%
Costs of services	644		776		(132)	(17.0)%
Gross margin	1,022	61.3%	1,397	64.3%	(375)	(26.8)%

General and administrative	557	33.4%	766	35.3%	(209)	(27.3)%
Depreciation, amortization and accretion	411	24.7%	402	18.5%	9	2.2%
Loss on asset disposals, net	14	0.8%	—	0.0%	14	0.0%
Operating income	$40	2.4%	$229	10.5%	$(189)	(82.5)%

Operating Data
Total barrels of water processed	2,321		2,814		(493)	(17.5)%
Average revenue per barrel processed (a)	$0.72		$0.77		$(0.05)	(6.0)%
Revenue variance due to barrels processed					$(391)
Revenue variance due to revenue per barrel					$(116)

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $0.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in revenues was due primarily to a decrease of 0.5 million barrels in the volume of water processed and lower prices on the sale of recovered crude oil. Low commodity prices, an excess of supply, and low demand have led to a significant reduction in activity by producers in North Dakota.

Costs of services. Costs of services decreased by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to a decrease in volumes.

Gross margin. Gross margin decreased by $0.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a $0.5 million decrease in revenue, partially offset by a $0.1 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased in the three months ended March 31, 2020 compared to the three m onths ended March 31, 2019, due primarily to a reassessment of the allocation of shared expenses to the various segments, which resulted in $0.2 million less expense being charged to the Environmental Services segment and $0.2 million more expense being charged to the Pipeline Inspection segment in 2020 than in 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended March 31, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended March 31, 2019.

Operating income. Operating income decreased by $0.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in operating income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income; plus interest expense; depreciation, amortization and accretion expenses; income tax expense; impairments; non-cash allocated expenses; equity-based compensation expense; less certain other unusual or non-recurring items. We define Adjusted EBITDA attributable to limited partners as net (loss) income attributable to limited partners; plus interest expense attributable to limited partners; depreciation, amortization and accretion expenses attributable to limited partners; impairments attributable to limited partners; income tax expense attributable to limited partners; non-cash allocated expenses attributable to limited partners; and equity-based compensation attributable to limited partners; less certain other unusual or non-recurring items attributable to limited partners. We define Distributable Cash Flow as Adjusted EBITDA attributable to limited partners less cash interest paid, cash income taxes paid, maintenance capital expenditures, and cash distributions on preferred equity. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow are used as supplemental financial measures by management and by external users of our financial statements, such as investors and commercial banks, to assess:

●	the financial performance of our assets without regard to the impact of financing methods, capital structure or historical cost basis of our assets;
●	our ability to incur and service debt and fund capital expenditures; and
●	the ability of our assets to generate cash sufficient to make debt payments and to make distributions.

We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow are net (loss) income and cash flow from operating activities. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP measures excludes some, but not all, of the items that affect the most directly comparable GAAP financial measures. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow should not be considered alternatives to net (loss) income, (loss) income before income taxes, net (loss) income attributable to limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

Because Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow may be defined differently by other companies, our definitions of Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow may not be comparable to a similarly titled measure of other companies, thereby diminishing their utility.

The following tables present a reconciliation of net (loss) income to Adjusted EBITDA and to Distributable Cash Flow, a reconciliation of net (loss) income attributable to limited partners to Adjusted EBITDA attributable to limited partners and to Distributable Cash Flow, and a reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA and to Distributable Cash Flow for each of the periods indicated.

Reconciliation of Net (Loss) Income to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended March 31,
	2020	2019
	(in thousands)
Net (loss) income	$(877)	$1,381
Add:
Interest expense	1,124	1,311
Depreciation, amortization and accretion	1,480	1,376
Income tax expense	220	206
Equity based compensation	264	269
Foreign currency losses	457	—
Less:
Foreign currency gains	—	101
Adjusted EBITDA	$2,668	$4,442

Adjusted EBITDA attributable to noncontrolling interests	62	(89)
Adjusted EBITDA attributable to limited partners	$2,606	$4,531

Less:
Preferred unit distributions	1,033	1,033
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,205	1,218
Distributable cash flow	$368	$2,280

Reconciliation of Net (Loss) Income Attributable to Limited Partners to Adjusted

EBITDA Attributable to Limited Partners and to Distributable Cash Flow

	Three Months ended March 31,
	2020	2019
	(in thousands)
Net (loss) income attributable to limited partners	$(789)	$1,600
Add:
Interest expense attributable to limited partners	1,124	1,311
Depreciation, amortization and accretion attributable to limited partners	1,335	1,249
Income tax expense attributable to limited partners	215	203
Equity based compensation attributable to limited partners	264	269
Foreign currency losses attributable to limited partners	457	—
Less:
Foreign currency gains attributable to limited partners	—	101
Adjusted EBITDA attributable to limited partners	2,606	4,531

Less:
Preferred unit distributions	1,033	1,033
Cash interest paid, cash taxes paid and maintenance capital expenditures attributable to limited partners	1,205	1,218
Distributable cash flow	$368	$2,280

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Adjusted

EBITDA and to Distributable Cash Flow

	Three Months ended March 31,
	2020	2019
	(in thousands)
Cash flows provided by (used in) operating activities	$4,405	$(12,250)
Changes in trade accounts receivable, net	(7,698)	21,935
Changes in prepaid expenses and other	577	(6)
Changes in accounts payable and accounts payable - affiliates	1,197	(1,905)
Changes in accrued liabilities and other	3,154	(4,562)
Change in income taxes payable	(221)	(207)
Interest expense (excluding non-cash interest)	980	1,181
Income tax expense (excluding deferred tax benefit)	220	206
Other	54	50
Adjusted EBITDA	$2,668	$4,442

Adjusted EBITDA attributable to noncontrolling interests	62	(89)
Adjusted EBITDA attributable to limited partners	$2,606	$4,531

Less:
Preferred unit distributions	1,033	1,033
Cash interest paid, cash taxes paid, maintenance capital expenditures	1,205	1,218
Distributable cash flow	$368	$2,280

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

We anticipate making growth capital expenditures in the future, including acquiring new businesses or expanding the existing assets and offerings in our current operations. In addition, the working capital needs of our Pipeline Inspection segment are substantial, driven by payroll and reimbursable expenses paid to our inspectors on a weekly basis. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future growth capital expenditures will be funded by cash on hand and the issuance of debt and equity securities. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At March 31, 2020, our sources of liquidity included:

●	$42.3 million cash and cash equivalents at March 31, 2020;

●	available borrowings under our Credit Agreement of $7.3 million at March 31, 2020; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

In March 2020, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil. In April 2020, we borrowed an additional $7.1 million on the Credit Agreement , and in May 2020, we repaid $5.0 million on the Credit Agreement . Our current outstanding borrowings, inclusive of finance lease obligations, is $104.9 million (compared to a maximum capacity of $110.0 million). At each quarter end, our borrowing capacity is limited to four times trailing-twelve-month EBITDA (as defined in the Credit Agreement); at March 31, 2020, trailing-twelve-month EBITDA (as defined in the Credit Agreement) was $29.6 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve (the leverage ratio under the Credit Agreement is measured once per quarter, using trailing-twelve-month EBITDA). We maintained our current distribution this quarter but will continue to evaluate our distribution policy in the future and take such actions as are prudent to protect our balance sheet, including the possibility of a temporary reduction or suspension of the distribution if so required. Our credit facility matures on May 31, 2021 and we continue to have discussions with our lenders about extending the maturity in return for some modifications to the current facility.

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

Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

●	less, the amount of cash reserves established by our General Partner at the date of determination of available cash for the quarter to:

	●	provide for the proper conduct of our business, which could include, but is not limited to, amounts reserved for capital expenditures, working capital and operating expenses;

	●	comply with applicable law, and of our debt instruments or other agreements; or

	●	provide funds for distributions to our unitholders (including our General Partner) for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for the payment of future distributions unless it determines that the establishment of reserves will not prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for such quarter);

●	plus, if our General Partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter, including cash on hand resulting from working capital borrowings made after the end of the quarter.

The following table summarizes the cash distributions declared and paid to our common unitholders for 2019 and 2020:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)
February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019	0.21	2,534	1,624
November 14, 2019	0.21	2,534	1,627
Total 2019 Distributions	$0.84	$10,109	$6,479

February 14, 2020	$0.21	$2,534	$1,627
May 15, 2020 (b)	0.21	2,562	1,648
Total 2020 Distributions (to date)	$0.42	$5,096	$3,275

(a)	64% of the Partnership's outstanding common units at March 31, 2020 were held by affiliates.
(b)	First quarter 2020 distribution was declared and will be paid in the second quarter of 2020.

Preferred Unit Distributions

In 2018 we issued and sold in a private placement 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) for a cash purchase price of $7.54 per Preferred Unit, resulting in gross proceeds of $43.5 million. The purchaser of the Preferred Units is entitled to receive quarterly distributions that represent an annual return of 9.5% (which amounts to $4.1 million per year). Of this 9.5% annual return, we will be required to pay at least 2.5% in cash and will have the option to pay the remaining 7.0% in kind (in the form of issuing additional Preferred Units) for the first twelve quarters after the initial sale of the Preferred Units.

The following table summarizes the distributions paid to our preferred unitholder for 2019 and 2020:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
		(in thousands)
February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019	1,033	—	1,033
November 14, 2019	1,034	—	1,034
Total 2019 Distributions	$4,133	$—	$4,133

February 14, 2020	$1,033	$—	$1,033
May 15, 2020 (a)	1,033	—	1,033
Total 2020 Distributions (to date)	$2,066	$—	$2,066

(b)	First quarter 2020 distribution was declared and will be paid in the second quarter of 2020.

Our Credit Agreement

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $110.0 million of borrowing capacity, subject to certain limitations. The three-year Credit Agreement matures May 29, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets.

Outstanding borrowings at March 31, 2020 and December 31, 2019 were $101.9 million and $74.9 million, respectively, and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.7 million of finance lease liabilities at March 31, 2020 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.7 million and $0.8 million at March 31, 2020 and December 31, 2019, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. The carrying value of our long-term debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement.

The interest rate on our borrowings ranged between 3.61% and 4.80% for the three months ended March 31, 2020 and 5.98% and 6.02% for the three months ended March 31, 2019. As of March 31, 2020, the interest rate in effect on our outstanding borrowings was 3.87%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.9 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The average debt balance outstanding was $77.8 million and $77.3 million during the three months ended March 31, 2020 and 2019, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants at each quarter end, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At March 31, 2020, our leverage ratio was 3.5 to 1.0 and our interest coverage ratio was 7.4 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of March 31, 2020.

Borrowings under the Credit Agreement at each quarter-end may not exceed four times the trailing-twelve-month EBITDA. Trailing-twelve-month EBITDA, as calculated under the Credit Agreement, was $29.6 million at March 31, 2020. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve, and such increases in the leverage ratio may reduce our borrowing capacity.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution. As of March 31, 2020, we had $7.3 million of unused borrowing capacity under the Credit Agreement.

In March 2020, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and a significant decline in the price of crude oil. In April 2020, we borrowed an additional $7.1 million on the Credit Agreement, and in May 2020, we repaid $5.0 million on the Credit Agreement.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$4,405	$(12,250)
Net cash used in investing activities	(1,029)	(351)
Net cash provided by financing activities	23,189	3,286
Effect of exchange rates on cash	(7)	104
Net increase (decrease) in cash and cash equivalents	$26,558	$(9,211)

Net cash provided by operating activities. Net operating cash inflows for the three months ended March 31, 2020 were $4.4 million, consisting of a net loss of $0.9 million plus non-cash expenses of $2.3 million and net changes in working capital of $3.0 million. Non-cash expenses included depreciation, amortization, and accretion and equity-based compensation expense, among others. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the first quarter of 2020, we experienced a decrease in inspectors in our Pipeline Inspection segment, which reduced the need to expend cash for working capital.

Net operating cash outflows for the three months ended March 31, 2019 were $12.3 million, consisting of a net income of $1.4 million plus non-cash expenses of $1.6 million, which was offset by net changes in working capital of $15.3 million. Non-cash expenses included depreciation, amortization and accretion, and equity-based compensation expense, among others. The net change in working capital includes a net increase of $21.9 million in accounts receivable partially offset by a net increase of approximately $6.6 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the first quarter of 2019, we experienced a significant increase in inspector headcount that required the use of working capital. In addition, the collection of $12.1 million of accounts receivable from our customer Pacific Gas and Electric Company (“PG&E”) were delayed as a result of PG&E’s January 2019 bankruptcy filing. In November 2019 we sold $10.4 million of these pre-petition receivables in a non-recourse sale to a third party for cash proceeds of $9.8 million, and in March 2020 we collected from PG&E the remaining $1.7 million of pre-petition receivables under a court-approved “operational integrity supplier” program.

Net cash used in investing activities. Net cash outflows from investing activities for the three months ended March 31, 2020 were $1.0 million, consisting primarily of costs associated with a new software system for payroll and human resources management.

Net cash outflows from investing activities for the three months ended March 31, 2019 were $0.4 million, consisting primarily of the purchase of equipment to support our nondestructive examination business and costs associated with our new software system for payroll and human resources management.

Net cash used in financing activities. Financing cash inflows for the three months ended March 31, 2020 primarily consisted of $27.0 million of net borrowings on our revolving credit facility. In March 2020, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil. Financing cash outflows for the three months ended March 31, 2020 primarily consisted of $2.5 million of common unit distributions and $1.0 million of preferred unit distributions.

Financing cash inflows for the three months ended March 31, 2019 primarily consisted of $7.0 million of borrowings on our revolving credit facility to fund working capital needs of our Pipeline Inspection business. Financing cash outflows for the three months ended March 31, 2019 primarily consisted of $2.5 million of common unit distributions and $1.0 million of preferred unit distributions .

Working Capital

Our working capital (defined as net current assets less net current liabilities) was $72.2 million at March 31, 2020, which included $42.3 million of cash and cash equivalents. Our Pipeline Inspection and Pipeline & Process Services segments have substantial working capital needs, as they generally pay their inspectors and field personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Pipeline Inspection segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution,” and “Risk Factors – Risks Related to Our Business – Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities” in our Annual Report on Form 10-K for the year ended December 31, 2019.”

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

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of finance lease obligation payments, were $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $0.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively (cash basis).

Future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations and the use of cash on hand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of these accounting policies and estimates involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. For more information, please see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and our disclosure of critical accounting policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Standards

In 2020, we adopted the following new accounting standard issued by the Financial Accounting Standards Board (“FASB”);

The FASB issued ASU 2018-15 – Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract in August 2018. This guidance requires a customer in a cloud computing arrangement to follow the internal use software guidance in ASC 350-40 to determine which costs should be capitalized as assets or expensed as incurred. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this guidance prospectively from the date of adoption (January 1, 2020) and this guidance has not had a material effect on our Unaudited Condensed Consolidated Financial Statements.

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

Less than 1% of our consolidated revenues in the first quarter of 2020 were derived from sales of recovered crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment, pipeline inspection, and pipeline and process services, resulting in an increase or decrease of our revenues and gross margins.

Crude oil prices have decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 outbreak, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices has led many of our customers to change their budgets and plans, which will decrease their spending on drilling, completions, and exploration. This could have an impact on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity will also impact the midstream industry and have led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Such developments would reduce our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time.  It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk

The interest rate on our Credit Agreement floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $101.9 million as of March 31, 2020. Based on the debt balance outstanding at March 31, 2020, a hypothetical change in interest rates of 1.0% would result in an increase or decrease in our annual interest expense of approximately $1.0 million.

The credit markets have recently experienced historical lows in interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates in the future could be higher than current levels, causing our financing costs to increase accordingly.

Counterparty and Customer Credit Risk

Our credit exposure generally relates to receivables for services provided. If significant customers were to have credit or financial problems resulting in a delay or failure to repay the amounts they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. The current adverse market conditions, which include the COVID-19 pandemic and low commodity prices, could have a material adverse effect on the financial position of our customers, which could increase the risk that we are unable to collect accounts receivable from customers for services we have provided. We would aggressively act to protect our rights in any such event, as we have done in the past.

A former customer of our Pipeline Inspection segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in August 2019. As of March 31, 2020, our Unaudited Condensed Consolidated Balance Sheet included $0.5 million of pre-petition accounts receivable from Sanchez. We have filed liens to secure $0.4 million of these accounts receivable. We have recorded an allowance of $0.1 million at March 31, 2020 against the accounts receivable from Sanchez. We do not believe it is probable that we will be unable to collect the remaining $0.4 million balance of the pre-petition receivables. However, due to uncertainties associated with the bankruptcy process, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and others involved in the accounting and reporting functions.

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In early 2020, we implemented a new software system for payroll and human resources management. We have applied and will test internal control procedures related to this new system as deemed necessary.

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

Diaz v. CEM TIR

On December 12, 2019, three of the former inspectors who unsuccessfully attempted to join the Fithian lawsuit after the deadline set by the court filed a putative collective action lawsuit alleging that TIR LLC and CEM TIR failed to pay a class of workers overtime in compliance with the FLSA titled Francisco Diaz, et al v. CEM TIR, et al in the United States District Court for the Northern District of Oklahoma. TIR LLC and CEM TIR deny the claims.  CEM TIR and TIR LLC filed a motion to dismiss one of the plaintiffs for bringing the lawsuit in a venue that was inconsistent with the forum selection clause in his employment agreement mandating suit exclusively in the District Court of Tulsa County, Oklahoma.  CEM TIR and TIR LLC also filed a motion to compel arbitration for the other two plaintiffs to enforce the binding arbitration clauses in their employment agreements. The Court has not yet ruled on either motion. The two plaintiffs with the binding arbitration clauses in their employment agreements subsequently initiated arbitration proceedings.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following risk factor which has been updated since the filing of our Annual Report on Form 10-K.

Our ability to operate our business effectively could be impaired if affiliates of our general partner fail to attract and retain key management Personnel, or if such personnel suddenly become unavailable to perform their duties.

We depend on the continuing efforts of our executive officers and other key management personnel, all of whom are employees of affiliates of our general partner. Additionally, neither we, nor our subsidiaries, have employees. CEM LLC and its affiliates are responsible for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. The loss of any member of our management or other key employees could have a material adverse effect on our business. Consequently, our ability to operate our business and implement our strategies will depend on the continued ability of affiliates of our general partner to attract and retain highly skilled management personnel with industry experience, as well as such personnel remaining healthy and available to perform their duties.  Competition for these persons is intense. Given our size, we may be at a disadvantage relative to our larger competitors in the competition for these personnel. We may not be able to continue to employ our senior executives and other key personnel, or attract and retain qualified personnel in the future, and one or more such personnel could become unable to perform their duties as a result of health issues, such as the COVID-19 virus, or other unexpected calamities. Our failure to retain or attract our senior executives and other key personnel, or other loss of such personnel, could have a material adverse effect on our ability to effectively operate our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.
Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Index

Exhibit number	Description
3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P., dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 6, 2020)

3.4	Amended and Restated Limited Liability Company Agreement of Cypress Environmental Partners, GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

3.5	First Amendment to Amended and Restated Limited Liability Agreement of Cypress Energy Partners GP, LLC, dated as of March 5, 2020 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on March 6, 2020)

3.6	Certificate of Limited Partnership of Cypress Environmental Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.7	Certificate of Amendment to the Certificate of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 2, 2020 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on March 6, 2020)

3.8	Certificate of Formation of Cypress Environmental Partners, GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.9	First Amendment to the Certificate of Formation of Cypress Energy Partners GP, LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on March 6, 2020)

10.1	Second Amended and Restated Omnibus Agreement among Cypress Energy Holdings, LLC, Cypress Environmental Management, LLC, Cypress Environmental Partners, LLC, Cypress Environmental Partners, L.P., Cypress Environmental Partners GP, LLC, Tulsa Inspection Resources, LLC and Tulsa Inspection Resources – Canada ULC, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 3, 2020

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Date File

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 11, 2020.

Cypress Environmental Partners, L.P.

By:	Cypress Environmental Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Financial Officer and Principal Accounting Officer

