Form 10-Q/A
period 2020-03-31
Cypress Environmental Partners, L.P.
filed 2020-05-12
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Cypress Environmental Partners, L.P. (the “Partnership”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2020 (the “Original Report”), to make certain immaterial changes and correct certain omissions in the Original Report, which was erroneously filed by the Partnership’s financial printer. This Amendment amends and restates the Original Report in its entirety.

All references in this Amendment to “Quarterly Report on Form 10-Q” are intended to be references to this Quarterly Report on Form 10-Q/A. This Amendment continues to speak as of the date of the Original Report, and the Partnership has not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the Original Report.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q/A to “Cypress Environmental Partners, L.P.,” “the partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

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

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q/A includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks, and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020, and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q/A and speak only as of the date of this Quarterly Report on Form 10-Q/A. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and own a 25% interest in the remaining facility. These water treatment facilities are connected to twelve (12) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially owned water treatment facility for management and staffing services (see Note 6).

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to the Unaudited Condensed Consolidated Financial Statements

For our Environmental Services segment, we considered the decline in the price of crude oil a potential indicator of impairment and thus performed a quantitative goodwill impairment analysis at March 31, 2020. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Since the volume of water we receive at our facilities is heavily influenced by the extent of exploration and production in the areas near our facilities, and since exploration and production is in turn heavily influenced by crude oil prices, we estimated future revenues by reference to crude prices in the forward markets. We used a forward price curve that reflects a gradual increase in the West Texas Intermediate crude price each month, with the price reaching $30 per barrel in January 2021, $40 per barrel in December 2023, and $50 per barrel in June 2028. We estimated future operating costs by reference to historical per-barrel costs and estimated future volumes. We estimated revenues and costs for a period of ten years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We discounted these estimated future cash flows at a rate of 12%. We assumed that a hypothetical buyer would be a partnership that is not subject to income taxes and that could obtain modest savings in general and administrative expenses through synergies with its other operations. Based on this quantitative analysis, we concluded that the goodwill of the Environmental Services segment was not impaired. The use of different assumptions and estimates from the assumptions and estimates used in our analysis could have resulted in the need to record a goodwill impairment. Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include commodity prices, interest rates, and cost of capital. Our water treatment facilities are concentrated in one basin, and changes in oil and gas production in that basin could have a significant impact on the profitability of the Environmental Services segment. While we believe we have made reasonable estimates and assumptions to estimate the fair values of our reporting units, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. Such changes could include, among others, a slower recovery in demand for petroleum products than assumed in our projections, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore decrease the value of) estimated future cash flows.

Property, Plant, and Equipment

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate, in the judgment of management, that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments, and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices and the outlook for national or regional market supply and demand for the services we provide. In the Environmental Services segment, assets are grouped for impairment testing purposes at each water treatment facility, as these asset groups represent the lowest level at which cash flows are separately identifiable.

For our Environmental Services segment, we used the same forward crude oil price curve for our March 31, 2020 property and equipment impairment analysis that we used for our goodwill impairment analysis. Based on this analysis, we concluded that the property and equipment was not impaired. The use of different assumptions and estimates from the assumptions and estimates used in our analysis could have resulted in the need to record an impairment. While we believe we have made reasonable estimates and assumptions to estimate the future undiscounted cash flows expected from the assets, it is reasonably possible that changes could occur that would require an impairment charge in the future.

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

3. Debt

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $110.0 million of borrowing capacity, subject to certain limitations. The three-year Credit Agreement matures May 28, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets.

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

At-the-Market Equity Program

In April 2018, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program, up to an aggregate offering amount of $7 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

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

Long-Term Incentive Plan ("LTIP")

In May 2020, the Board of Directors approved 400,200 phantom units ("Units") to be awarded to employees and directors. Of these Units, 378,600 Units will vest in three equal tranches in April 2023, April 2024, and April 2025, respectively, and 21,600 Units will vest in three equal tranches in April 2021, April 2022, and April 2023, respectively, contingent only on the continued service of the recipients through the vesting dates.

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

8. Leases

Subsequent to March 31, 2020, we notified the landlord of our office headquarters of our intent to terminate a portion of our office lease effective November 2020. The termination of this lease will save us approximately $0.5 million, net of termination fees, over the life of the lease.

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

	Pipeline	Pipeline and	Environmental
	Inspection	Process Services	Services	Other	Total
			(in thousands)
Three months ended March 31, 2020

Revenue	$63,895	$2,922	$1,666	$—	$68,483
Costs of services	57,523	2,361	644	—	60,528
Gross margin	6,372	561	1,022	—	7,955
General and administrative	4,518	640	557	225	5,940
Depreciation, amortization and accretion	556	145	411	96	1,208
(Losses) Gains on asset disposals, net	—	(26)	14	—	(12)
Operating income (loss)	$1,298	$(198)	$40	$(321)	819
Interest expense, net					(1,124)
Losses on foreign currency					(457)
Other, net					105
Net loss before income tax expense					$(657)

Three months ended March 31, 2019

Revenue	$86,229	$1,974	$2,173	$—	$90,376
Costs of services	77,858	1,719	776	—	80,353
Gross margin	8,371	255	1,397	—	10,023
General and administrative	4,606	596	766	263	6,231
Depreciation, amortization and accretion	555	143	402	4	1,104
Gains on asset disposals, net	—	(21)	—	—	(21)
Operating income (loss)	$3,210	$(463)	$229	$(267)	2,709
Interest expense, net					(1,311)
Gains on foreign currency					101
Other, net					88
Net income before income tax expense					$1,587

Total Assets

March 31, 2020	$105,401	$12,717	$20,236	$37,204	$175,558

December 31, 2019	$114,858	$14,318	$21,911	$6,255	$157,342

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including, among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q/A. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q/A, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q/A.

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

Environmental Services

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and own a 25% interest in the remaining facility. These water treatment facilities are connected to twelve (12) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization.  Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially-owned water treatment facility for management and staffing services.

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

A decline in revenue in the first quarter of a year is not uncommon, as a result of the weather in North Dakota and customers ramping up activity. Bakken Clearbrook oil pricing has been under intense pressure, along with West Texas Intermediate prices. Pipeline capacity and storage constraints have also adversely impacted this market. Several prominent exploration and production customers have elected to shut in their production instead of selling oil at these prices. According to a published rig count as of May 8, 2020, the Williston basin of the Bakken totaled 20 rigs, down 67% from its peak in 2019 of 61 rigs and 23% from the prior week. Although market conditions are adverse, we expect to continue to benefit from the fact that 99% of our water in the first quarter of 2020 was produced water from existing wells (rather than flowback water from new wells) and 55% of our water in the first quarter of 2020 was from dedicated pipelines. We are also taking steps to reduce our operating costs, including the temporary closure of some facilities.

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

Foreign currency (losses) gains. Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency (losses) gains in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency losses during the three months ended March 31, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar (The value of the Canadian dollar declined 7% relative to the U.S. dollar during the first quarter of 2020).

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

General and administrative. General and administrative expenses decreased by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a decrease of $0.3 million in incentive compensation and commission expense. Legal fees increased by $0.1 million as a result of costs associated with certain employment-related lawsuits and claims. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.2 million lower in the first quarter of 2020 than the administrative fee charged by Holdings in the first quarter of 2019; however, the benefit of this reduced expense was offset by increased expense resulting from a reassessment of the allocation of shared expenses to the various segments, which resulted in $0.2 million less expense being charged to the Environmental Services segment and $0.2 million more expense being charged to the Pipeline Inspection segment in 2020.

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

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a reassessment of the allocation of shared expenses to the various segments, which resulted in $0.2 million less expense being charged to the Environmental Services segment and $0.2 million more expense being charged to the Pipeline Inspection segment in 2020 than in 2019.

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

At March 31, 2020, our sources of liquidity included:

●	$42.3 million of cash and cash equivalents at March 31, 2020;

●	available borrowings under our Credit Agreement of $7.3 million at March 31, 2020; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

In March 2020, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil. In April 2020, we borrowed an additional $7.1 million on the Credit Agreement , and in May 2020, we repaid $5.0 million on the Credit Agreement . Our current outstanding borrowings, inclusive of finance lease obligations, is $104.9 million (compared to a maximum capacity of $110.0 million). At each quarter end, our borrowing capacity is limited to four times trailing-twelve-month EBITDA (as defined in the Credit Agreement); at March 31, 2020, trailing-twelve-month EBITDA (as defined in the Credit Agreement) was $29.6 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve (the leverage ratio under the Credit Agreement is measured once per quarter, using trailing-twelve-month EBITDA). We maintained our current distribution this quarter but will continue to evaluate our distribution policy in the future and take such actions as are prudent to protect our balance sheet, including the possibility of a temporary reduction or suspension of the distribution if so required. Our credit facility matures on May 28, 2021 and we continue to have discussions with our lenders about extending the maturity in return for some modifications to the current facility.

At-the-Market Equity Program

In April 2018, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program, up to an aggregate offering amount of $7 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

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

Our Credit Agreement

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to $110.0 million of borrowing capacity, subject to certain limitations. The three-year Credit Agreement matures May 28, 2021. Deutsche Bank Trust Company Americas serves as the Administrative Agent for the Credit Agreement. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of these accounting policies and estimates involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. For more information, please see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q/A and our disclosure of critical accounting policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

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

