Form 10-Q
period 2020-06-30
Cypress Environmental Partners, L.P.
filed 2020-08-13
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 7, 2020, the registrant had 12,209,281 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Environmental Partners, L.P.,” the “Partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEM LLC” refers to Cypress Environmental Management, LLC, a wholly-owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Environmental Management – TIR, LLC, a wholly-owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holding and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of 6,957,349 common units representing 57% of our outstanding common units as of August 7, 2020;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refer collectively to TIR LLC, TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward- looking statements are reasonable, they do involve certain assumptions, risks, and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020 and May 12, 2020, respectively, and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1 .	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,761	$15,700
Trade accounts receivable, net	35,008	52,524
Prepaid expenses and other	1,704	988
Total current assets	64,473	69,212
Property and equipment:
Property and equipment, at cost	26,903	26,499
Less: Accumulated depreciation	15,082	13,738
Total property and equipment, net	11,821	12,761
Intangible assets, net	18,719	20,063
Goodwill	50,287	50,356
Finance lease right-of-use assets, net	749	600
Operating lease right-of-use assets	2,207	2,942
Debt issuance costs, net	532	803
Other assets	588	605
Total assets	$149,376	$157,342

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$3,594	$3,529
Accounts payable - affiliates	141	1,167
Accrued payroll and other	9,813	14,850
Income taxes payable	1,385	1,092
Finance lease obligations	249	183
Operating lease obligations	421	459
Current portion of long-term debt	81,029	—
Total current liabilities	96,632	21,280
Long-term debt	—	74,929
Finance lease obligations	423	359
Operating lease obligations	1,717	2,425
Other noncurrent liabilities	169	158
Total liabilities	98,941	99,151

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,209 and 12,068 units outstanding at June 30, 2020 and December 31, 2019, respectively)	29,445	37,334
Preferred units (5,769 units outstanding at June 30, 2020 and December 31, 2019)	44,291	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,368)	(2,577)
Total partners’ capital	45,492	53,172
Noncontrolling interests	4,943	5,019
Total owners’ equity	50,435	58,191
Total liabilities and owners’ equity	$149,376	$157,342

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$51,688	$111,091	$120,171	$201,467
Costs of services	44,307	96,284	104,835	176,637
Gross margin	7,381	14,807	15,336	24,830

Operating costs and expense:
General and administrative	4,926	6,158	10,866	12,389
Depreciation, amortization and accretion	1,211	1,109	2,419	2,213
Gain on asset disposals, net	(11)	(2)	(23)	(23)
Operating income	1,255	7,542	2,074	10,251

Other (expense) income:
Interest expense, net	(1,152)	(1,415)	(2,276)	(2,726)
Foreign currency gains (losses)	184	84	(273)	185
Other, net	165	50	270	138
Net income (loss) before income tax expense	452	6,261	(205)	7,848
Income tax expense	71	618	291	824
Net income (loss)	381	5,643	(496)	7,024

Net income attributable to noncontrolling interests	697	277	609	58
Net (loss) income attributable to partners / controlling interests	(316)	5,366	(1,105)	6,966

Net income attributable to preferred unitholder	1,033	1,033	2,066	2,066
Net (loss) income attributable to common unitholders	$(1,349)	$4,333	$(3,171)	$4,900

Net (loss) income per common limited partner unit:
Basic	$(0.11)	$0.36	$(0.26)	$0.41
Diluted	$(0.11)	$0.29	$(0.26)	$0.38

Weighted average common units outstanding:
Basic	12,209	12,053	12,153	12,012
Diluted	12,209	18,218	12,153	18,163

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$381	$5,643	$(496)	$7,024
Other comprehensive income (loss) - foreign currency translation	(139)	(63)	209	(135)

Comprehensive income (loss)	$242	$5,580	$(287)	$6,889

Comprehensive income attributable to preferred unitholders	1,033	1,033	2,066	2,066
Comprehensive income attributable to noncontrolling interests	697	277	609	58

Comprehensive (loss) income attributable to common unitholders	$(1,488)	$4,270	$(2,962)	$4,765

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Owners’ Equity

For the Six Months Ended June 30, 2020 and 2019

(in thousands)

	Six Months Ended June 30, 2020
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2019	$37,334	$44,291	$(25,876)	$(2,577)	$5,019	$58,191
Net (loss) income for the period January 1, 2020 through March 31, 2020	(1,822)	1,033	—	—	(88)	(877)
Foreign currency translation adjustment	—	—	—	348	—	348
Distributions	(2,534)	(1,033)	—	—	(26)	(3,593)
Equity-based compensation	264	—	—	—	—	264
Taxes paid related to net share settlement of equity-based compensation	(138)	—	—	—	—	(138)

Owners’ equity at March 31, 2020	33,104	44,291	(25,876)	(2,229)	4,905	54,195

Net (loss) income for the period April 1, 2020 through June 30, 2020	(1,349)	1,033	—	—	697	381
Foreign currency translation adjustment	—	—	—	(139)	—	(139)
Distributions	(2,564)	(1,033)	—	—	(659)	(4,256)
Equity-based compensation	254	—	—	—	—	254
Taxes paid related to net share settlement of equity-based compensation	—	—	—	—	—	—

Owners’ equity at June 30, 2020	$29,445	$44,291	$(25,876)	$(2,368)	$4,943	$50,435

	Six Months Ended June 30, 2019
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2018	$34,677	$44,291	$(25,876)	$(2,414)	$3,609	$54,287
Net income (loss) for the period January 1, 2019 through March 31, 2019	567	1,033	—	—	(219)	1,381
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Distributions	(2,510)	(1,033)	—	—	—	(3,543)
Equity-based compensation	269	—	—	—	—	269
Taxes paid related to net share settlement of equity-based compensation	(158)	—	—	—	—	(158)

Owners’ equity at March 31, 2019	32,845	44,291	(25,876)	(2,486)	3,390	52,164

Net income for the period April 1, 2019 through June 30, 2019	4,333	1,033	—	—	277	5,643
Foreign currency translation adjustment	—	—	—	(63)	—	(63)
Distributions	(2,531)	(1,033)	—	—	—	(3,564)
Equity-based compensation	174	—	—	—	—	174
Taxes paid related to net share settlement of equity-based compensation	(1)	—	—	—	—	(1)

Owners’ equity at June 30, 2019	$34,820	$44,291	$(25,876)	$(2,549)	$3,667	$54,353

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(496)	$7,024
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,927	2,765
Gain on asset disposals, net	(23)	(23)
Interest expense from debt issuance cost amortization	289	261
Equity-based compensation expense	518	443
Equity in earnings of investee	(103)	(39)
Distributions from investee	125	75
Foreign currency losses (gains)	273	(185)
Changes in assets and liabilities:
Trade accounts receivable	17,516	(25,595)
Prepaid expenses and other	(734)	128
Accounts payable and accounts payable - affiliates	(115)	1,912
Accrued payroll and other	(5,037)	4,446
Income taxes payable	292	(252)
Net cash provided by (used in) operating activities	15,432	(9,040)

Investing activities:
Proceeds from fixed asset disposals	37	34
Purchases of property and equipment, excluding finance leases	(1,371)	(1,045)
Net cash used in investing activities	(1,334)	(1,011)

Financing activities:
Borrowings on credit facility	39,100	7,800
Repayments on credit facility	(33,000)	—
Repayments on finance lease obligations	(126)	(95)
Other	(19)	—
Taxes paid related to net share settlement of equity-based compensation	(138)	(159)
Distributions	(7,849)	(7,107)
Net cash (used in) provided by financing activities	(2,032)	439

Effect of exchange rates on cash	(5)	2

Net increase (decrease) in cash and cash equivalents	12,061	(9,610)
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $551 at December 31, 2019 and December 31, 2018)	16,251	15,931
Cash and cash equivalents, end of period (includes restricted cash equivalents of $551 at June 30, 2020 and June 30, 2019)	$28,312	$6,321

Non-cash items:
Accounts payable excluded from capital expenditures	$285	$100
Acquisitions of finance leases included in liabilities	$247	$—
Acquisitions of property and equipment included in liabilities	$—	$291

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

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and we own a 25% interest in the remaining facility. These water treatment facilities are connected to twelve (12) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially owned water treatment facility for management and staffing services (see Note 6).

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2019 is derived from our audited financial statements.

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

Significant Accounting Policies

Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements as of and for the year ended December 31, 2019 included in our Form 10-K, except for Accounting Standards Update (“ASU”) 2018-15 – Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which we implemented on January 1, 2020. The effects of implementing ASU 2018-15 were immaterial to our Unaudited Condensed Consolidated Financial Statements.

Goodwill

We have $50.3 million of goodwill on our Unaudited Condensed Consolidated Balance Sheet at June 30, 2020. Of this amount, $40.2 million relates to the Pipeline Inspection segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed or operated. We have determined that our Pipeline Inspection and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

Crude oil prices have decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 outbreak, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices has led many of our customers to change their budgets and plans, which has resulted in reduced spending on drilling, completions, and exploration. This has had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity has also adversely effected the midstream industry and has led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Such developments would reduce our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position.

For our Pipeline Inspection segment, we performed a qualitative goodwill impairment analysis at June 30, 2020 and concluded that the fair value of the reporting unit was more likely than not greater than its carrying value. Our evaluation included various qualitative factors, including current and projected earnings, current customer relationships and projects, and the impact of commodity prices on our earnings. The qualitative assessment on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from those we used in our qualitative analysis could have resulted in the requirement to perform a quantitative goodwill impairment analysis.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

For our Environmental Services segment, we considered the decline in the price of crude oil to be a potential indicator of impairment and therefore performed a quantitative goodwill impairment analysis at June 30, 2020. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Since the volume of water we receive at our facilities is heavily influenced by the extent of exploration and production in the areas near our facilities, and since exploration and production is in turn heavily influenced by crude oil prices, we estimated future revenues by reference to crude prices in the forward markets. We used a forward price curve that reflects a gradual increase in the West Texas Intermediate ("WTI") crude price each month, with the price remaining around $40 per barrel through January 2021 and reaching $50 per barrel in September 2028. We estimated future operating costs by reference to historical per-barrel costs and estimated future volumes. We estimated revenues and costs for a period of ten years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We discounted these estimated future cash flows at a rate of 13.5%. We assumed that a hypothetical buyer would be a partnership that is not subject to income taxes and that could obtain modest savings in general and administrative expenses through synergies with its other operations. Based on this quantitative analysis, we concluded that the goodwill of the Environmental Services segment was not impaired. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record a goodwill impairment.

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

Property and Equipment

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate, in the judgment of management, that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments, and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices and the outlook for national or regional market supply and demand for the services we provide. In the Environmental Services segment, Property and Equipment is grouped for impairment testing purposes at each water treatment facility, as these asset groups represent the lowest level at which cash flows are separately identifiable.

For our Environmental Services segment, we used the same forward crude oil price curve for our June 30, 2020 property and equipment impairment analysis that we used for our goodwill impairment analysis. Based on this analysis, we concluded that the property and equipment was not impaired. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record an impairment. While we believe we have made reasonable estimates and assumptions to estimate the future undiscounted cash flows expected from the assets, it is reasonably possible that changes could occur that would require an impairment charge in the future. Location-specific market considerations could also lead us to record an impairment to the property, plant, and equipment of one or more individual facilities in the future.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms and have established policies and procedures that allow for an evaluation of the creditworthiness of each of our customers. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. As of both June 30, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $0.2 million.

A former customer of our Pipeline Inspection segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in August 2019. As of June 30, 2020 and December 31, 2019, our Unaudited Condensed Consolidated Balance Sheets included $0.5 million of pre-petition accounts receivable from Sanchez. We have recorded an allowance of less than $0.1 million at both June 30, 2020 and December 31, 2019 against the accounts receivable from Sanchez. We do not believe it is probable that we will be unable to collect the remaining $0.4 million balance of the pre-petition receivables. However, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	June 30, 2020	December 31, 2019
	(in thousands)

Accrued payroll	$6,209	$9,670
Customer deposits	1,440	1,682
Litigation accrual	900	1,900
Other	1,264	1,598
	$9,813	$14,850

Revenue Recognition

In the second quarter of 2020, we recognized $0.3 million of revenue within our Pipeline Inspection segment on services performed in previous years. We had constrained recognition of this revenue until the expiration of a contract provision that had given the customer the opportunity to reopen negotiation of the fee paid for the services. As of June 30, 2020 and December 31, 2019, we recognized refund liabilities of $0.5 million and $0.7 million, respectively, for revenue associated with such variable consideration. These liabilities are reported within accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets.

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

Our Unaudited Condensed Consolidated Balance Sheet at June 30, 2020 includes $2.4 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net (loss) income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

3. Debt

On May 29, 2018, we entered into an amended and restated credit agreement (as amended and restated, the “Credit Agreement”) that provides up to  $110.0 million of borrowing capacity, subject to certain limitations. The three-year Credit Agreement matures May 28, 2021. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets.

Outstanding borrowings at June 30, 2020 and December 31, 2019 were $81.0 million and $74.9 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.7 million of finance lease liabilities at June 30, 2020 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.5 million and $0.8 million at June 30, 2020 and December 31, 2019, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. The carrying value of our debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement.

The interest rate on our borrowings ranged between 3.33% and 4.80% for the six months ended June 30, 2020 and 5.90% and 6.02% for the six months ended June 30, 2019. As of June 30, 2020, the interest rate in effect on our outstanding borrowings was 3.81%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $1.0 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Interest paid, including commitment fees, was $1.9 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively. The average debt balance outstanding was $89.6 million and $80.5 million during the six months ended June 30, 2020 and 2019, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants at each quarter end, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2020, our leverage ratio was 3.5 to 1.0 and our interest coverage ratio was 7.6 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of June 30, 2020.

Borrowings under the Credit Agreement at each quarter-end may not exceed four times the trailing-twelve-month EBITDA. Trailing-twelve-month EBITDA, as calculated under the Credit Agreement, was $23.6 million at June 30, 2020.

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

In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and a significant decline in the price of crude oil. In May and June 2020, we repaid a combined $28.0 million on the Credit Agreement.

The fact that the Credit Agreement matures within one year raises substantial doubt about our ability to continue as a going concern beyond the May 28, 2021 maturity date. In addition, our borrowing capacity under the Credit Agreement is limited to a multiple of trailing-twelve-month EBITDA, and the lower levels of EBITDA that we are generating under current market conditions could constrain our borrowing capacity under the Credit Agreement, which could lead to a future event of default under the Credit Agreement. We continue to have discussions with our lenders about extending the maturity date of the facility in return for modifications to the terms of the facility. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into a new or amended credit facility with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove not to be successful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our existing facility.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Purchaser is entitled to receive quarterly distributions that represent an annual return of 9.5% on the Preferred Units. Of this 9.5% annual return, we are required to pay at least 2.5% in cash and we have the option to pay the remaining 7.0% in kind (in the form of issuing additional preferred units) for the first twelve quarters after the Closing Date. The Preferred Units rank senior to our common units, and we must pay distributions on the Preferred Units (including any arrearages) before paying distributions on our common units. In addition, the Preferred Units rank senior to the common units with respect to rights upon liquidation.

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

At-the-Market Equity Program

In April 2018, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. The maximum amount we may sell varies based on changes in the market value of the units. Currently, the maximum amount we may sell is approximately $4 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

Employee Unit Purchase Plan

In November 2019, we established an employee unit purchase plan (“EUPP”), which will allow us to offer and sell up to 500,000 common units. Employees can elect to have up to 10% of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. There have been no common unit issuances under the EUPP.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the calculation of the basic net (loss) income per common limited partner unit for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per unit data)

Net (loss) income attributable to common unitholders	$(1,349)	$4,333	$(3,171)	$4,900
Weighted average common units outstanding	12,209	12,053	12,153	12,012
Basic net (loss) income per common limited partner unit	$(0.11)	$0.36	$(0.26)	$0.41

The following table summarizes the calculation of the diluted net (loss) income per common limited partner unit for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per unit data)

Net (loss) income attributable to common unitholders	$(1,349)	$4,333	$(3,171)	$4,900
Net income attributable to preferred unitholder	—	1,033	—	2,066
Net (loss) income attributable to limited partners	$(1,349)	$5,366	$(3,171)	$6,966

Weighted average common units outstanding	12,209	12,053	12,153	12,012
Effect of dilutive securities:
Weighted average preferred units outstanding	—	5,769	—	5,769
Long-term incentive plan unvested units	—	396	—	382
Diluted weighted average common units outstanding	12,209	18,218	12,153	18,163
Diluted net income (loss) per common limited partner unit	$(0.11)	$0.29	$(0.26)	$0.38

For the three and six months ended June 30, 2020, the preferred units and long-term incentive plan unvested units would have been antidilutive and, therefore, were not included in the computation of diluted net (loss) income per common limited partner unit.

Cash Distributions

The following table summarizes the cash distributions declared and paid to our common unitholders for 2019 and 2020:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019	0.21	2,534	1,624
November 14, 2019	0.21	2,534	1,627
Total 2019 Distributions	$0.84	$10,109	$6,479

February 14, 2020	$0.21	$2,534	$1,627
May 15, 2020	0.21	2,564	1,648
Total 2020 Distributions (to date)	$0.42	$5,098	$3,275

(a)	64% of the Partnership’s outstanding common units at June 30, 2020 were held by affiliates.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the distributions paid to our preferred unitholder for 2019 and 2020:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
	(in thousands)

February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019	1,033	—	1,033
November 14, 2019	1,034	—	1,034
Total 2019 Distributions	$4,133	$—	$4,133

February 14, 2020	$1,033	$—	$1,033
May 15, 2020	1,033	—	1,033
August 14, 2020 (a)	1,033	—	1,033
Total 2020 Distributions (to date)	$3,099	$—	$3,099

(a)	Second quarter 2020 distribution was declared and will be paid in the third quarter of 2020.

Long-Term Incentive Plan (“LTIP”)

In May 2020, 396,900 phantom units (“Units”) were granted to certain employees and directors. Of these Units, 375,300 Units will vest in three equal tranches in April 2023, April 2024, and April 2025, respectively, and 21,600 Units will vest in three equal tranches in April 2021, April 2022, and April 2023, respectively, contingent only on the continued service of the recipients through the vesting dates.

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

Prior to January 1, 2020, the omnibus agreement called for Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. This annual fee was $4.5 million in 2019. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, we expect these direct expenses to be lower than the annual administrative fee that we previously paid, although we expect to experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. For the three and six months ended June 30, 2019, Holdings charged us an administrative fee of $1.1 million and $2.2 million, respectively, recorded within general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

All of the employees who conduct our business are employed by affiliates of Holdings, although we sometimes refer to these individuals in this report as our employees. We reimburse Holdings for the compensation costs associated with these employees.

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of $0.1 million and less than $0.1 million for the six months ended June 30, 2020 and 2019, respectively. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.3 million for each of the six months ended June 30, 2020 and 2019. Accounts receivable from Arnegard totaled $0.1 million at both June 30, 2020 and December 31, 2019, and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard was $0.4 million at June 30, 2020 and December 31, 2019 and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned inspection firm affiliated with one of Holdings’ owners and a Director of our General Partner. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia  A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the six months ended June 30, 2020 and 2019, CF Inspection, which is part of the Pipeline Inspection segment, represented approximately 3.9% and 2.7% of our consolidated revenue, respectively.

Pipeline and Process Services

Entities owned by our parent company provided contract labor support to our Pipeline & Process Services segment during 2020. During the three and six months ended June 30, 2020, the Pipeline & Process Services segment incurred approximately $0.1 million and $0.4 million, respectively, associated with these services, which is included in costs of services in our Unaudited Condensed Consolidated Statement of Operations.

7. Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations that are secured with short-term security deposits (reflected as restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows) totaling $0.6 million at June 30, 2020 and December 31, 2019. These amounts are included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain customer master service agreements (“MSAs”) offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSA, or inaccurate, the MSAs may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing. As of June 30, 2020 and December 31, 2019, we established a reserve of $0.2 million as an estimate of potential liabilities related to these compliance audit contingencies.

Legal Proceedings

Diaz v. CEM TIR

On December 12, 2019, three inspectors filed a putative collective action lawsuit alleging that TIR LLC and CEM TIR failed to pay a class of workers overtime in compliance with the FLSA titled Francisco Diaz, et al v. CEM TIR, et al in the United States District Court for the Northern District of Oklahoma. TIR LLC and CEM TIR deny the claims. CEM TIR and TIR LLC filed a motion to dismiss one of the plaintiffs for bringing the lawsuit in a venue that was inconsistent with the forum selection clause in his employment agreement mandating suit exclusively in the District Court of Tulsa County, Oklahoma. CEM TIR and TIR LLC also filed a motion to compel arbitration for the other two plaintiffs to enforce the binding arbitration clauses in their employment agreements. The Court has not yet ruled on either motion. However, all three plaintiffs subsequently initiated arbitration proceedings.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Leases

In the second quarter, we notified the landlord of our office headquarters of our intent to terminate a portion of our office lease effective November 2020. The termination of this lease will save us approximately $0.6 million in lease payments through November 2024.

9. Reportable Segments

Our operations consist of three reportable segments: (i) Pipeline Inspection Services (“Pipeline Inspection”), (ii) Pipeline & Process Services and (iii) Water and Environmental Services (“Environmental Services”). The amounts within “Other” represent corporate and overhead items not specifically allocable to the other reportable segments.

	Pipeline	Pipeline &	Environmental
	Inspection	Process Services	Services	Other	Total
	(in thousands)

Three months ended June 30, 2020

Revenue	$43,260	$7,153	$1,275	$—	$51,688
Costs of services	38,836	5,041	430	—	44,307
Gross margin	4,424	2,112	845	—	7,381
General and administrative	3,771	531	455	169	4,926
Depreciation, amortization and accretion	555	140	383	133	1,211
Gain on asset disposal, net	—	(4)	(7)	—	(11)
Operating income (loss)	$98	$1,445	$14	$(302)	1,255
Interest expense, net					(1,152)
Foreign currency gains					184
Other, net					165
Net income before income tax expense					$452

Three months ended June 30, 2019

Revenue	$104,006	$4,381	$2,704	$—	$111,091
Costs of services	92,560	3,028	696	—	96,284
Gross margin	11,446	1,353	2,008	—	14,807
General and administrative	4,605	634	772	147	6,158
Depreciation, amortization and accretion	556	143	407	3	1,109
Gains on asset disposals, net	—	(2)	—	—	(2)
Operating income (loss)	$6,285	$578	$829	$(150)	7,542
Interest expense, net					(1,415)
Foreign currency gains					84
Other, net					50
Net income before income tax expense					$6,261

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Pipeline	Pipeline &	Environmental
	Inspection	Process Services	Services	Other	Total
	(in thousands)

Six months ended June 30, 2020

Revenue	$107,155	$10,075	$2,941	$—	$120,171
Costs of services	96,359	7,402	1,074	—	104,835
Gross margin	10,796	2,673	1,867	—	15,336
General and administrative	8,289	1,171	1,012	394	10,866
Depreciation, amortization and accretion	1,111	285	794	229	2,419
Gain on asset disposal, net	—	(30)	7	—	(23)
Operating income (loss)	$1,396	$1,247	$54	$(623)	2,074
Interest expense, net					(2,276)
Foreign currency losses					(273)
Other, net					270
Net loss before income tax expense					$(205)

Six months ended June 30, 2019

Revenue	$190,235	$6,355	$4,877	$—	$201,467
Costs of services	170,418	4,747	1,472	—	176,637
Gross margin	19,817	1,608	3,405	—	24,830
General and administrative	9,211	1,230	1,538	410	12,389
Depreciation, amortization and accretion	1,111	286	809	7	2,213
Gain on asset disposals, net	—	(23)	—	—	(23)
Operating income (loss)	$9,495	$115	$1,058	$(417)	10,251
Interest expense, net					(2,726)
Foreign currency gains					185
Other, net					138
Net income before income tax expense					$7,848

Total Assets

June 30, 2020	$96,275	$14,652	$20,511	$17,938	$149,376

December 31, 2019	$114,858	$14,318	$21,911	$6,255	$157,342

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including, among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q/A for the period ended March 31, 2020 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

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

We provide independent pipeline inspection and integrity services to various energy exploration and production and midstream companies and their vendors throughout the United States and Canada through our Pipeline Inspection and Pipeline & Process Services segments. The Pipeline Inspection segment comprises the operations of our TIR Entities and the Pipeline & Process Services segment comprises the operations of Brown. We also provide saltwater disposal and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Environmental Services segment. We operate nine (eight wholly-owned) water treatment facilities, all of which are in the Bakken Shale region of the Williston Basin in North Dakota. We provide staffing and management services to one 25%-owned water treatment facility.

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

Many clients encourage supplier diversity, and some encourage the use of minority-owned businesses as suppliers. To support clients seeking a minority qualified vendor solution, we have formed a strategic partnership with CF Inspection that allows us to offer our services to clients that require the services of an approved Women’s Business Enterprise (“WBE”). CF Inspection is certified as a WBE by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council.

We have an experienced management team and board of directors with decades of industry experience and expertise.

Ownership

As of June 30, 2020, Holdings and its affiliates own 64% of our common units. Holdings’ ownership group also owns 100% of the General Partner and certain incentive distribution rights (although no such incentive distributions have been paid to date), and an affiliate of Holdings owns 100% of the preferred units.

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

Prior to January 1, 2020, the omnibus agreement called for Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. This annual fee was $4.5 million in 2019. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, we expect these direct expenses to be lower than the annual administrative fee that we previously paid, although we expect to experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. For the three and six months ended June 30, 2019, Holdings charged us an administrative fee of $1.1 million and $2.2 million, respectively, recorded within general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

Pipeline Inspection

The Pipeline Inspection segment generates revenue primarily by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

Pipeline & Process Services

The Pipeline & Process Services segment generates revenue primarily by providing essential environmental services, including hydrostatic testing services and chemical cleaning to energy companies and pipeline construction companies on newly-constructed and existing pipelines and related infrastructure. We generally charge our customers in this segment on a fixed-bid basis, with the price depending on the size and length of the pipeline being tested, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of field personnel that perform services for our customers and the fees that we charge for those services, which depend on the type and number of field personnel used on a particular project, the type of equipment used and the fees charged for the utilization of that equipment, and the nature and duration of the project.

Environmental Services

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and we own a 25% interest in the remaining facility. These water treatment facilities are connected to twelve (12) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially-owned water treatment facility for management and staffing services.

Outlook

Overall

Our second quarter 2020 results were adversely affected by the significant decline in oil prices during the year, which was driven in part by increased supply from Russia, Saudi Arabia, and other oil-producing nations as a result of a price war and in part by a significant decrease in demand as a result of the COVID-19 pandemic. In response to the COVID-19 pandemic, we implemented our business continuity plan, with most of our corporate employees working from home, and we have continued our field operations without any significant disruption in our service to our customers.

In recent months, we took swift actions to reduce overhead and other costs by over $4.5 million annually through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in hours, and other cost-cutting measures. We have elected to defer some discretionary capital expenditures and we remain focused on opportunities to reduce our working capital needs. We will take further actions as necessary to adjust to evolving market conditions. We believe the actions we have taken will not only temper the impact of the activity declines, but also enable us to be in a strong position to take advantage of the market’s eventual recovery.

In March and April 2020, in an abundance of caution, we borrowed $39.1 million on our revolving credit facility to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil. In May and June 2020, we repaid $28.0 million of these borrowings. As of June 30, 2020, we had cash and cash equivalents of $27.8 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve (the leverage ratio under the Credit Agreement is measured once per quarter, using trailing-twelve-month EBITDA).

In light of the current market conditions, we have made the difficult decision to temporarily suspend payment of common unit distributions. This will enable us to retain more cash to manage our financing needs during these challenging market conditions.

The U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) recently issued new rules that impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The new rules expand requirements to address risks to pipelines outside of environmentally sensitive and populated areas. In addition, the rules make changes to integrity management requirements, including emphasizing the use of in-line inspection technology. The new rules took effect on July 1, 2020 with various implementation phases over a period of years. We remain optimistic about the long-term demand for environmental services such as pipeline inspection, integrity services, and water solutions, due to our nation’s aging pipeline infrastructure, and we believe we continue to be well-positioned to capitalize on these opportunities.

In 2018, Holdings completed two acquisitions to further broaden our collective suite of environmental services. One acquisition provided entry into the municipal water industry, whereby we can offer our traditional inspection services, including corrosion and nondestructive testing services, as well as in-line inspection (“ILI”). Holdings’ next generation 5G ultra high-resolution magnetic flux leakage (“MFL”) ILI technology called Eco Vision™ UHD, is capable of helping pipeline owners and operators better manage the integrity of their assets in both the municipal water and energy industries. We believe Holdings is the only technology provider today capable of offering this service to the large and diverse municipal water industry that provides drinking water to our communities. Holdings has been investing in the companies to prepare to offer them for drop down to us, once market conditions warrant. It is unlikely this will occur in 2020.

Our parent company’s ownership interests continue to remain fully aligned with our unitholders, as our General Partner and insiders collectively own 76% of our total common and preferred units.

Pipeline Inspection

Revenues of our Pipeline Inspection segment decreased from $104.0 million during the three months ended June 30, 2019 to $43.3 million during the three months ended June 30, 2020, a decrease of 58%. Gross margins decreased from $11.4 million during the three months ended June 30, 2019 to $4.4 million during the three months ended June 30, 2020, a decrease of 61%. Revenues during the second quarter of 2019 benefited from the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and continued with declining headcounts into the third quarter of 2020. Our revenues during the three months ended June 30, 2020 did not significantly benefit from any other large new projects. During the second quarter of 2020, the COVID-19 outbreak, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans.

In our Pipeline Inspection segment, most projects that were already in process continued, despite the COVID-19 outbreak. However, many customers have announced reductions in their capital expansion budgets and deferrals of planned construction projects, and we expect these changes to reduce our revenue-generating opportunities in the near term. We expect customers to continue to conduct maintenance activities, many of which are government-mandated. However, many customers are deferring maintenance work whenever possible if they have the option. We believe our reputation developed over 17 years will give us a competitive advantage during this challenging industry downturn when many of our competitors may not survive. We continue to bid on new work that could benefit us if we are successful in being awarded those inspection opportunities. The vast majority of our customers are under significant financial pressures to reduce costs and have been aggressively pursuing pricing concessions. We value our long-term customer relationships and work closely with them to address this reality, which in turn requires us to modify what pay we can offer to our valued inspectors. The net result of the actions remains to be known at this time, but it will lead to less working capital required to operate the businesses.

We operate in a very large market, with more than 3,000 customer prospects who require federally and/or state-mandated inspection and integrity services. Our focus remains on maintenance and integrity work on existing pipelines, as well as work on new projects. The majority of our clients are large public companies with long planning cycles that lead to healthy backlogs of new long-term projects when market conditions warrant and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that, regardless of commodity prices, our customers will require our inspection services. We recently started a new service line to offer corrosion inspection services, nondestructive examination, and related support services to the municipal water and the offshore energy markets. We have been aggressively pursuing organic business development (despite the work from home environment) and have been awarded some new customer contracts and relationships that should benefit us in the future. However, a prolonged downturn in oil and natural gas prices could lead to continued low demand for our services.

Pipeline & Process Services

Revenues of our Pipeline & Process Services segment increased from $4.4 million during the three months ended June 30, 2019 to $7.2 million during the three months ended June 30, 2020, an increase of 63%. Gross margins increased from $1.4 million during the three months ended June 30, 2019 to $2.1 million during the three months ended June 30, 2020, an increase of 56%. The increase in revenue was due to increased success in winning bids for projects as a result of improved business development efforts. We believe we have positioned ourselves as a preferred provider for large hydrotesting projects with our customer base. Although market conditions have been adverse for our other businesses, hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and during the second quarter of 2020, a number of pipelines on which construction began prior to the COVID-19 pandemic were nearing completion.

In 2018, we opened a new office in Odessa, Texas to better serve the Permian basin market. In addition, we added several industry veterans to our management team in order to further enhance our image and grow the segment. In early 2019, we opened a new location in the Houston market. Brown continues to enjoy an excellent reputation in the industry. Although the planned reduction in capital expansion projects by many of our customers will reduce our revenue-generating opportunities, we believe we have developed a strong reputation over the last decade that will give us a competitive advantage when bidding on future work. We remain active in bidding for new projects and we believe this downturn may put some competitors out of business.

Environmental Services

Revenues of our Environmental Services segment decreased from $2.7 million during the three months ended June 30, 2019 to $1.3 million during the three months ended June 30, 2020, a decrease of 53%. Gross margins decreased from $2.0 million during the three months ended June 30, 2019 to $0.8 million during the three months ended June 30, 2020, a decrease of 58%. Low commodity prices, an excess of supply, and low demand have led to a significant reduction in activity by producers in North Dakota.

Bakken Clearbrook oil pricing has been under intense pressure, along with WTI oil prices. WTI oil prices, which were at $61.14 at December 31, 2019, decreased in January and February 2020, decreased even more sharply in March and April 2020, and then gradually increased to $39.27 per barrel at June 30, 2020. Pipeline capacity and storage constraints have also adversely impacted this market. Several prominent exploration and production customers have elected to shut in their production instead of selling oil at these prices. According to a published rig count as of August 7, 2020, the Williston basin of the Bakken totaled 11 rigs, down 82% from its peak in 2019 of 61 rigs.

Although market conditions are adverse, we expect to continue to benefit from the fact that 99% of our water in 2020 was produced water from existing wells (rather than flowback water from new wells) and 63% of our water in 2020 was from dedicated pipelines. We also took steps to reduce our operating costs, including the temporary closure during the second quarter of 2020 of several of our facilities. We have since reopened these facilities as market conditions have improved. We recently completed a new contract with a public energy company to connect their pipeline to one of our water treatment facilities.

In July 2020, in relation to an ongoing lawsuit challenging various federal authorizations for the Dakota Access Pipeline, a federal court ordered that the Dakota Access Pipeline be shut down and drained of oil by August 5, 2020. The owners of the pipeline appealed the decision, and a federal appeals court stayed the July 2020 order to close the pipeline and ordered further briefing on the issue. The Dakota Access Pipeline transports approximately 40% of the crude oil that is produced in the Bakken region. Although most of the production from the wells that our facilities serve is not transported on the Dakota Access Pipeline, the closure of the pipeline would likely have an adverse effect on overall production in the Bakken, which would likely reduce the volume of water delivered to our facilities.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)

Revenue	$51,688	$111,091	$120,171	$201,467
Costs of services	44,307	96,284	104,835	176,637
Gross margin	7,381	14,807	15,336	24,830

Operating costs and expense:
General and administrative - segment	4,757	6,011	10,472	11,979
General and administrative - corporate	169	147	394	410
Depreciation, amortization and accretion	1,211	1,109	2,419	2,213
Gain on asset disposals, net	(11)	(2)	(23)	(23)
Operating income	1,255	7,542	2,074	10,251

Other (expense) income:
Interest expense, net	(1,152)	(1,415)	(2,276)	(2,726)
Foreign currency gains (losses)	184	84	(273)	185
Other, net	165	50	270	138
Net income (loss) before income tax expense	452	6,261	(205)	7,848
Income tax expense	71	618	291	824
Net income (loss)	381	5,643	(496)	7,024

Net income attributable to noncontrolling interests	697	277	609	58
Net (loss) income attributable to partners / controlling interests	(316)	5,366	(1,105)	6,966

Net income attributable to preferred unitholder	1,033	1,033	2,066	2,066
Net (loss) income attributable to common unitholders	$(1,349)	$4,333	$(3,171)	$4,900

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segments below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative expense – corporate includes equity-based compensation expense for certain employees and certain administrative expenses not directly attributed to the operating segments.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower interest rates. The average interest rate on our revolving credit facility was 4.25% for the six months ended June 30, 2020, compared to 6.02% for the six months ended June 30, 2019. This decrease was partially offset by a higher average debt balance outstanding. Average debt outstanding was $89.6 million for the six months ended June 30, 2020, compared to $80.5 million for the six months ended June 30, 2019. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and a significant decline in the price of crude oil. In May and June 2020, we repaid a combined $28.0 million on the Credit Agreement.

Foreign currency gains (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency losses during the six months ended June 30, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar declined 4% relative to the U.S. dollar during the six months ended June 30, 2020).

Other, net. Other income includes income associated with our 25% interest in a water treatment facility, which we account for under the equity method.

Income tax expense (benefit). Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. Income tax expense decreased from $0.8 million during the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020 primarily due to decreased income in our U.S. corporate subsidiary that provides services to public utility customers and decreases in revenue that is subject to the Texas franchise tax.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represents “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the six months ended June 30, 2020, substantially all of our gross income, which consisted of approximately $89.8 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

Net income attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net income of these entities that is attributable to outside owners is reported in net income attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations.

Net income attributable to preferred unitholder. In 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of the Pipeline Inspection segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$43,260		$104,006		$(60,746)	(58.4)%
Costs of services	38,836		92,560		(53,724)	(58.0)%
Gross margin	4,424	10.2%	11,446	11.0%	(7,022)	(61.3)%

General and administrative	3,771	8.7%	4,605	4.4%	(834)	(18.1)%
Depreciation and amortization	555	1.3%	556	0.5%	(1)	(0.2)%
Operating income	$98	0.2%	$6,285	6.0%	$(6,187)	(98.4)%

Operating Data
Average number of inspectors	700		1,673		(973)	(58.2)%
Average revenue per inspector per week	$4,754		$4,782		$(28)	(0.6)%
Revenue variance due to number of inspectors					$(60,134)
Revenue variance due to average revenue per inspector					$(612)

Revenue. Revenue decreased $60.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to a decrease in the average number of inspectors engaged (a decrease of 973 inspectors accounting for $60.1 million of the revenue decrease) and a decrease in the average revenue per inspector (accounting for $0.6 million of the revenue decrease). Revenues during the three months ended June 30, 2019 benefited from the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and has continued with declining headcounts into third quarter 2020. We generated $1.6 million and $23.2 million of revenue from this project during the three months ended June 30, 2020 and 2019, respectively. Our revenues during the three months ended June 30, 2020 did not significantly benefit from any other large new projects. During the three months ended June 30, 2020, the COVID-19 outbreak, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Revenues of our subsidiary that serves public utility customers decreased by $7.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic. Revenues of our nondestructive examination service line decreased by $1.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic.

Costs of services. Costs of services decreased $53.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $7.0 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The gross margin percentage was 10.2% in 2020, compared to 11.0% in 2019. The decrease in gross margin percentage was due in part to lower revenues of our nondestructive examination service line (this service line carries more fixed costs than our other inspection service lines), due in part to an annual increase in pay for a group of inspectors for which the resultant increase in our billing rates was pending receipt of a signed contract modification from the customer, and in part to changes in the mix of revenue among our customer base.

General and administrative. General and administrative expenses decreased by $0.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a decrease in employee compensation expense through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in hours, and reductions in incentive compensation and sales commission expense. Legal fees increased by $0.3 million as a result of costs associated with certain employment-related lawsuits and claims. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.2 million lower during the three months ended June 30, 2020 than the administrative fee charged by Holdings during the three months ended June 30, 2019; however, the benefit of this reduced expense was partially offset by increased expense resulting from a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2019.

Operating income. Operating income decreased by $6.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

The following table summarizes the operating results of the Pipeline Inspection segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$107,155		$190,235		$(83,080)	(43.7)%
Costs of services	96,359		170,418		(74,059)	(43.5)%
Gross margin	10,796	10.1%	19,817	10.4%	(9,021)	(45.5)%

General and administrative	8,289	7.7%	9,211	4.8%	(922)	(10.0)%
Depreciation and amortization	1,111	1.0%	1,111	0.6%	—	0.0%
Operating income	$1,396	1.3%	$9,495	5.0%	$(8,099)	(85.3)%

Operating Data
Average number of inspectors	858		1,553		(695)	(44.8)%
Average revenue per inspector per week	$4,830		$4,737		$93	2.0%
Revenue variance due to number of inspectors					$(86,813)
Revenue variance due to average revenue per inspector					$3,733

Revenue. Revenue decreased $83.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to a decrease in the average number of inspectors engaged (a decrease of 695 inspectors accounting for $86.8 million of the revenue decrease), partially offset by an increase in the average revenue billed per inspector (offsetting $3.7 million of the revenue decrease). Revenues during the six months ended June 30, 2019 benefited from the ramp-up of the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and has continued with declining headcounts into third quarter 2020. We generated $7.8 million and $36.5 million of revenue from this project during the six months ended June 30, 2020 and 2019, respectively. Our revenues during the six months ended June 30, 2020 did not significantly benefit from any other large new projects. During the six months ended June 30, 2020, the COVID-19 outbreak, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Revenues of our subsidiary that serves public utility customers decreased by $10.8 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic. Revenues of our nondestructive examination service line decreased by $2.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic. The increase in average revenue per inspector is due in part to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $74.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $9.0 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The gross margin percentage was 10.1% in 2020, compared to 10.4% in 2019. The decrease in gross margin percentage was due in part to lower revenues of our nondestructive examination service line (this service line carries more fixed costs than our other inspection service lines), in part to an annual increase in pay for a group of inspectors for which the resultant increase in our billing rates is pending receipt of a signed contract modification from the customer, and in part to changes in the mix of revenue among our customer base.

General and administrative. General and administrative expenses decreased by $0.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to a decrease in employee compensation expense through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in hours, and reductions in incentive compensation and sales commission expense. Legal fees increased by $0.4 million as a result of costs associated with certain employment-related lawsuits and claims. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.4 million lower during the six months ended June 30, 2020 than the administrative fee charged by Holdings during the six months ended June 30, 2019; however, the benefit of this reduced expense was partially offset by increased expense resulting from a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2019.

Operating income. Operating income decreased by $8.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Pipeline & Process Services

The following table summarizes the results of the Pipeline & Process Services segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$7,153		$4,381		$2,772	63.3%
Costs of services	5,041		3,028		2,013	66.5%
Gross margin	2,112	29.5%	1,353	30.9%	759	56.1%

General and administrative	531	7.4%	634	14.5%	(103)	(16.2)%
Depreciation, amortization and accretion	140	2.0%	143	3.3%	(3)	(2.1)%
Gain on asset disposals, net	(4)	(0.1)%	(2)	(0.0)%	(2)	100.0%
Operating income	$1,445	20.2%	$578	13.2%	$867	150.0%

Operating Data
Average number of field personnel	27		29		(2)	(6.9)%
Average revenue per field personnel per week	$20,379		$11,621		$8,758	75.4%
Revenue variance due to number of field personnel					$(530)
Revenue variance due to average revenue per field personnel					$3,302

Revenue. Revenues of our Pipeline & Process Services segment increased $2.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Adverse weather during the first quarter of 2019 delayed several large projects to later in the year. Our Pipeline & Process Services segment generates more of its revenues from a smaller number of larger-scale projects than does our Pipeline Inspection segment.As a result, the revenues of the Pipeline & Process Services segment can be significantly influenced by the ability to win a relatively small number of bids for hydrotesting projects. The increase in revenue was due to increased success in winning bids for projects as a result of improved business development efforts. We believe we have positioned ourselves as a preferred provider for large hydrotesting projects with our customer base. Although market conditions have been adverse for our other businesses, hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and during the second quarter of 2020, a number of pipelines on which construction began prior to the COVID-19 pandemic were nearing completion.

Costs of services. Cost of services increased by $2.0 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to increased revenues.

Gross margin. Gross margin increased by $0.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in gross margin was due to increased revenues. The gross margin percentage decreased moderately in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to an increase in contract labor used during the three months ended June 30, 2020 to perform on the high volume of work.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses decreased by $0.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease in incentive compensation expense.

Depreciation, amortization and accretion. Depreciation, amortization, and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the three months ended June 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2019.

Operating income. Operating income increased by $0.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to increased gross margin of $0.8 million and a decrease in general and administrative expense of $0.1 million.

The following table summarizes the results of the Pipeline & Process Services segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$10,075		$6,355		$3,720	58.5%
Costs of services	7,402		4,747		2,655	55.9%
Gross margin	2,673	26.5%	1,608	25.3%	1,065	66.2%

General and administrative	1,171	11.6%	1,230	19.4%	(59)	(4.8)%
Depreciation, amortization and accretion	285	2.8%	286	4.5%	(1)	(0.3)%
Gain on asset disposals, net	(30)	(0.3)%	(23)	(0.4)%	(7)	30.4%
Operating income	$1,247	12.4%	$115	1.8%	$1,132	984.3%

Operating Data
Average number of field personnel	27		28		(1)	(3.6)%
Average revenue per field personnel per week	$14,431		$8,778		$5,653	64.4%
Revenue variance due to number of field personnel					$(373)
Revenue variance due to average revenue per field personnel					$4,093

Revenue. Revenues of our Pipeline & Process Services segment increased $3.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Our Pipeline & Process Services segment generates more of its revenues from a smaller number of larger-scale projects than does our Pipeline Inspection segment. As a result, the revenues of the Pipeline & Process Services segment can be significantly influenced by the ability to win a relatively small number of bids for hydrotesting projects. The increase in revenue was due to increased success in winning bids for projects as a result of improved business development efforts. We believe we have positioned ourselves as a preferred provider for large hydrotesting projects with our customer base. Although market conditions have been adverse for our other businesses, hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and during the second quarter of 2020, a number of pipelines on which construction began prior to the COVID-19 pandemic were nearing completion. During the first half of 2019, adverse weather delayed several large projects to later in the year.

Costs of services. Cost of services increased by $2.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to increased revenues.

Gross margin. Gross margin increased by $1.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in gross margin was due to increased revenues. The employees of the Pipeline & Process Services segment are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are therefore primarily variable costs). Because these employees were more fully utilized during the six months ended June 30, 2020 than in the six months ended June 30, 2019, the gross margin percentage was higher. This increase in gross margin percentage was partially offset by an increase in expense for contract labor used during the six months ended June 30, 2020 to perform on the high volume of work.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent from the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Depreciation, amortization and accretion. Depreciation, amortization, and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the six months ended June 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2019.

Operating income. Operating income increased by $1.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to increased gross margin of $1.1 million.

Environmental Services

The following table summarizes the operating results of the Environmental Services segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$1,275		$2,704		$(1,429)	(52.8)%
Costs of services	430		696		(266)	(38.2)%
Gross margin	845	66.3%	2,008	74.3%	(1,163)	(57.9)%

General and administrative	455	35.7%	772	28.6%	(317)	(41.1)%
Depreciation, amortization and accretion	383	30.0%	407	15.1%	(24)	(5.9)%
Gain on asset disposals, net	(7)	(0.5)%	—		(7)
Operating income	$14	1.1%	$829	30.7%	$(815)	(98.3)%

Operating Data
Total barrels of water processed	1,769		3,518		(1,749)	(49.7)%
Average revenue per barrel processed (a)	$0.72		$0.77		$(0.05)	(6.5)%
Revenue variance due to barrels processed					$(1,342)
Revenue variance due to revenue per barrel					$(87)

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $1.4 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in revenues was due primarily to a decrease of 1.7 million barrels in the volume of water processed and lower prices on the sale of recovered crude oil. Low commodity prices, an excess of supply, and low demand led to a significant reduction in activity by producers in North Dakota.

Costs of services. Costs of services decreased by $0.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due in part to a decrease in variable costs resulting from a decrease in volumes and due in part to a decrease in fixed costs as a result of salary reductions and reductions in force.

Gross margin. Gross margin decreased by $1.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a $1.4 million decrease in revenue, partially offset by a $0.3 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in hours, reductions in incentive compensation expense, and other cost-cutting measures. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.1 million lower during the three months ended June 30, 2020 than the administrative fee charged by Holdings during the three months ended June 30, 2019. In addition, the decrease in general and administrative expenses was partially due to a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020 than in 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2019.

Operating income. Operating income decreased by $0.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in operating income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

The following table summarizes the operating results of the Environmental Services segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenue	$2,941		$4,877		$(1,936)	(39.7)%
Costs of services	1,074		1,472		(398)	(27.0)%
Gross margin	1,867	63.5%	3,405	69.8%	(1,538)	(45.2)%

General and administrative	1,012	34.4%	1,538	31.5%	(526)	(34.2)%
Depreciation, amortization and accretion	794	27.0%	809	16.6%	(15)	(1.9)%
Gain on asset disposals, net	7	0.2%	—		7
Operating income	$54	1.8%	$1,058	21.7%	$(1,004)	(94.9)%

Operating Data
Total barrels of water processed	4,091		6,333		(2,242)	(35.4)%
Average revenue per barrel processed (a)	$0.72		$0.77		$(0.05)	(6.5)%
Revenue variance due to barrels processed					$(1,727)
Revenue variance due to revenue per barrel					$(209)

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $1.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in revenues was due primarily to a decrease of 2.2 million barrels in the volume of water processed and lower prices on the sale of recovered crude oil. Low commodity prices, an excess of supply, and low demand have led to a significant reduction in activity by producers in North Dakota.

Costs of services. Costs of services decreased by $0.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due in part to a decrease in variable costs resulting from a decrease in volumes and due in part to a decrease in fixed costs as a result of salary reductions and reductions in force.

Gross margin. Gross margin decreased by $1.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to a $1.9 million decrease in revenue, partially offset by a $0.4 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in hours, reductions incentive compensation expense, and other cost-cutting measures. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.1 million lower during the six months ended June 30, 2020 than the administrative fee charged by Holdings during the six months ended June 30, 2019. In addition, the decrease in general and administrative expenses was partially due to a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020 than in 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2019.

Operating income. Operating income decreased by $1.0 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in operating income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

Adjusted EBITDA

We define adjusted EBITDA as net income or loss exclusive of (i) interest expense, (ii) depreciation, amortization, and accretion expense, (iii) income tax expense or benefit, (iv) equity-based compensation expense, (v) and certain other unusual or nonrecurring items. We define adjusted EBITDA attributable to limited partners as adjusted EBITDA exclusive of amounts attributable to the general partner and to noncontrolling interests. We define distributable cash flow as adjusted EBITDA attributable to limited partners less cash interest paid, cash income taxes paid, maintenance capital expenditures, and cash distributions on preferred equity. Management believes these measures provide investors meaningful insight into results from ongoing operations.

These non-GAAP financial measures are used as supplemental liquidity and performance measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others to assess:

●	our financial performance without regard to financing methods, capital structure or historical cost basis of assets;
●	our operating performance and return on capital as compared to those of other companies, without regard to financing methods or capital structure;
●	viability and performance of acquisitions and capital expenditure projects and the overall rates of return on investment opportunities; and
●	the ability of our businesses to generate sufficient cash to pay interest costs, support our indebtedness, and make cash distributions to our unitholders.

We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to adjusted EBITDA, adjusted EBITDA attributable to limited partners, and distributable cash flow are net (loss) income and cash flow from operating activities. Each of these non-GAAP measures excludes some, but not all, of the items that affect the most directly comparable GAAP financial measures. Adjusted EBITDA, adjusted EBITDA attributable to limited partners, and distributable cash flow should not be considered alternatives to net income (loss), income (loss) before income taxes, net (loss) income attributable to limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
	(in thousands)

Net income (loss)	$381	$5,643	$(496)	$7,024
Add:
Interest expense	1,152	1,415	2,276	2,726
Depreciation, amortization and accretion	1,447	1,388	2,927	2,764
Income tax expense	71	618	291	824
Equity-based compensation	254	174	518	443
Foreign currency losses	—	—	273	—
Less:
Foreign currency gains	184	84	—	185
Adjusted EBITDA	$3,121	$9,154	$5,789	$13,596

Adjusted EBITDA attributable to noncontrolling interests	844	420	906	331
Adjusted EBITDA attributable to limited partners / controlling interests	$2,277	$8,734	$4,883	$13,265

Less:
Preferred unit distributions	1,033	1,033	2,066	2,066
Cash interest paid, cash taxes paid, and maintenance capital expenditures attributable to limited partners	989	2,464	2,194	3,682
Distributable cash flow	$255	$5,237	$623	$7,517

Reconciliation of Net (Loss) Income Attributable to Limited Partners to Adjusted

EBITDA Attributable to Limited Partners and to Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
	(in thousands)

Net (loss) income attributable to limited partners	$(316)	$5,366	$(1,105)	$6,966
Add:
Interest expense attributable to limited partners	1,152	1,415	2,276	2,726
Depreciation, amortization and accretion attributable to limited partners	1,318	1,255	2,653	2,504
Income tax expense attributable to limited partners	53	608	268	811
Equity based compensation attributable to limited partners	254	174	518	443
Foreign currency losses attributable to limited partners	—	—	273	—
Less:
Foreign currency gains attributable to limited partners	184	84	—	185
Adjusted EBITDA attributable to limited partners	2,277	8,734	4,883	13,265

Less:
Preferred unit distributions	1,033	1,033	2,066	2,066
Cash interest paid, cash taxes paid, and maintenance capital expenditures attributable to limited partners	989	2,464	2,194	3,682
Distributable cash flow	$255	$5,237	$623	$7,517

Reconciliation of Net Cash Provided by (Used in) Operating Activities to Adjusted

EBITDA and to Distributable Cash Flow

	Six Months ended June 30,
	2020	2019
	(in thousands)

Cash flows provided by (used in) operating activities	$15,432	$(9,040)
Changes in trade accounts receivable, net	(17,516)	25,595
Changes in prepaid expenses and other	734	(128)
Changes in accounts payable and accrued liabilities	5,152	(6,358)
Change in income taxes payable	(292)	252
Interest expense (excluding non-cash interest)	1,987	2,465
Income tax expense (excluding deferred tax benefit)	291	824
Other	1	(14)
Adjusted EBITDA	$5,789	$13,596

Adjusted EBITDA attributable to noncontrolling interests	906	331
Adjusted EBITDA attributable to limited partners / controlling interests	$4,883	$13,265

Less:
Preferred unit distributions	2,066	2,066
Cash interest paid, cash taxes paid, and maintenance capital expenditures attributable to limited partners	2,194	3,682
Distributable cash flow	$623	$7,517

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

At June 30, 2020, our sources of liquidity included:

●	$27.8 million of cash and cash equivalents at June 30, 2020;

●	available borrowings under our Credit Agreement of $12.8 million at June 30, 2020; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

In March and April 2020, in an abundance of caution, we borrowed $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and the significant decline in the price of crude oil. In May and June 2020, we repaid $28.0 million on the Credit Agreement. Our current outstanding borrowings, inclusive of finance lease obligations, is $81.7 million. At each quarter end, our borrowing capacity is limited to four times trailing-twelve-month EBITDA (as defined in the Credit Agreement); at June 30, 2020, trailing-twelve-month EBITDA (as defined in the Credit Agreement) was $23.6 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve.

In light of the current market conditions, we have made the difficult decision to temporarily suspend payment of common unit distributions. This will enable us to retain more cash to manage our financing needs during these challenging market conditions.

The Credit Agreement matures on May 28, 2021. We continue to have discussions with our lenders about extending the maturity date of the facility in return for modifications to the terms of the facility and the possibility of utilizing one of the new U.S. Federal Reserve Main Street Lending facilities. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into a new or amended credit facility with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove not to be successful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our existing facility

At-the-Market Equity Program

In April 2018, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. The maximum amount we may sell varies based on changes in the market value of the units. Currently, the maximum amount we may sell is approximately $4 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

Employee Unit Purchase Plan

In November 2019, we established an employee unit purchase plan (“EUPP”), which will allow us to offer and sell up to 500,000 common units. Employees can elect to have up to 10% of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. There have been no common unit issuances under the EUPP.

Cash Distributions

The following table summarizes the cash distributions declared and paid to our common unitholders for 2019 and 2020:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019	0.21	2,534	1,624
November 14, 2019	0.21	2,534	1,627
Total 2019 Distributions	$0.84	$10,109	$6,479

February 14, 2020	$0.21	$2,534	$1,627
May 15, 2020	0.21	2,564	1,648
Total 2020 Distributions (to date)	$0.42	$5,098	$3,275

(a)	64% of the Partnership’s outstanding common units at June 30, 2020 were held by affiliates.

In light of the current market conditions, we have made the difficult decision to temporarily suspend payment of common unit distributions. This will enable us to retain more cash to manage our financing needs during these challenging market conditions.

The following table summarizes the distributions paid to our preferred unitholder for 2019 and 2020:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
	(in thousands)

February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019	1,033	—	1,033
November 14, 2019	1,034	—	1,034
Total 2019 Distributions	$4,133	$—	$4,133

February 14, 2020	$1,033	$—	$1,033
May 15, 2020	1,033	—	1,033
August 14, 2020 (a)	1,033	—	1,033
Total 2020 Distributions (to date)	$3,099	$—	$3,099

(a)	Second quarter 2020 distribution was declared and will be paid in the third quarter of 2020.

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

Outstanding borrowings at June 30, 2020 and December 31, 2019 were $81.0 million and $74.9 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.7 million of finance lease liabilities at June 30, 2020 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.5 million and $0.8 million at June 30, 2020 and December 31, 2019, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. The carrying value of our debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement.

The interest rate on our borrowings ranged between 3.33% and 4.80% for the six months ended June 30, 2020 and 5.90% and 6.02% for the six months ended June 30, 2019. As of June 30, 2020, the interest rate in effect on our outstanding borrowings was 3.81%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $1.0 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Interest paid, including commitment fees, was $1.9 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively. The average debt balance outstanding was $89.6 million and $80.5 million during the six months ended June 30, 2020 and 2019, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants at each quarter end, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At June 30, 2020, our leverage ratio was 3.5 to 1.0 and our interest coverage ratio was 7.6 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of June 30, 2020.

Borrowings under the Credit Agreement at each quarter-end may not exceed four times the trailing-twelve-month EBITDA. Trailing-twelve-month EBITDA, as calculated under the Credit Agreement, was $23.6 million at June 30, 2020.

In addition, the Credit Agreement restricts our ability to make distributions on, or redeem or repurchase, our equity interests, with certain exceptions detailed in the Credit Agreement. However, we may make distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the Credit Agreement, we are in compliance with the financial covenants in the Credit Agreement, and we have at least $5.0 million of unused capacity on the Credit Agreement at the time of the distribution. As of June 30, 2020, we had $12.8 million of unused borrowing capacity under the Credit Agreement.

In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and a significant decline in the price of crude oil. In May and June 2020, we repaid a combined $28.0 million on the Credit Agreement.

The fact that the Credit Agreement matures within one year raises substantial doubt about our ability to continue as a going concern beyond the May 28, 2021 maturity date. In addition, our borrowing capacity under the Credit Agreement is limited to a multiple of trailing-twelve-month EBITDA, and the lower levels of EBITDA that we are generating under current market conditions could constrain our borrowing capacity under the Credit Agreement, which could lead to a future event of default under the Credit Agreement. We continue to have discussions with our lenders about extending the maturity date of the facility in return for modifications to the terms of the facility. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into a new or amended credit facility with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove not to be successful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our existing facility.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	(in thousands)

Net cash provided by (used in) operating activities	$15,432	$(9,040)
Net cash used in investing activities	(1,334)	(1,011)
Net cash (used in) provided by financing activities	(2,032)	439
Effect of exchange rates on cash	(5)	2
Net increase (decrease) in cash and cash equivalents	$12,061	$(9,610)

Net cash provided by operating activities. Net operating cash inflows for the six months ended June 30, 2020 were $15.4 million, consisting of a net loss of $0.5 million plus non-cash expenses of $4.0 million and net changes in working capital of $11.9 million. Non-cash expenses included depreciation, amortization, and accretion and equity-based compensation expense, among others. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the six months ended June 30, 2020, we experienced a decrease in inspectors in our Pipeline Inspection segment, which reduced the need to expend cash for working capital.

Net operating cash outflows for the six months ended June 30, 2019 were $9.0 million, consisting of net income of $7.0 million plus non-cash expenses of $3.3 million, which was offset by net changes in working capital of $19.3 million. Non-cash expenses included depreciation, amortization and accretion, and equity-based compensation expense, among others. The net change in working capital includes a net increase of $25.6 million in accounts receivable partially offset by a net increase of approximately $6.1 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect accounts receivable from our customers. During the six months ended June 30, 2019, we experienced a significant increase in inspector headcount that required the use of working capital. In addition, the collection of $12.1 million of accounts receivable from our customer Pacific Gas and Electric Company (“PG&E”) was delayed as a result of PG&E’s January 2019 bankruptcy filing. In November 2019 we sold $10.4 million of these pre-petition receivables in a non-recourse sale to a third party for cash proceeds of $9.8 million, and in March 2020 we collected from PG&E the remaining $1.7 million of pre-petition receivables under a court-approved “operational integrity supplier” program.

Net cash used in investing activities. Net cash outflows from investing activities for the six months ended June 30, 2020 were $1.3 million, consisting primarily of costs associated with a new software system for payroll and human resources management.

Net cash outflows from investing activities for the six months ended June 30, 2019 were $1.0 million, consisting primarily of the purchase of equipment to support our nondestructive examination business and costs associated with the implementation of our new software system for payroll and human resources management.

Net cash used in financing activities. Financing cash inflows for the six months ended June 30, 2020 primarily consisted of $6.1 million of net borrowings on our revolving credit facility. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 outbreak and a significant decline in the price of crude oil. In January, May, and June 2020, we repaid a combined $33.0 million on the Credit Agreement. Financing cash outflows for the six months ended June 30, 2020 primarily consisted of $5.1 million of common unit distributions and $2.1 million of preferred unit distributions.

Financing cash inflows for the six months ended June 30, 2019 primarily consisted of $7.8 million of borrowings on our revolving credit facility to fund working capital needs of our Pipeline Inspection business. Financing cash outflows for the six months ended June 30, 2019 primarily consisted of $5.0 million of common unit distributions and $2.1 million of preferred unit distributions.

Working Capital

Our working capital (defined as net current assets less net current liabilities) was $(32.2) million at June 30, 2020, which included $27.8 million of cash and cash equivalents and $81.0 million of borrowings under our revolving credit facility. Beginning June 30, 2020, our revolving credit facility, which is due in May of 2021, is classified as current. We continue to have discussions with our lenders about extending the maturity date of the facility in return for modifications to the terms of the existing facility.

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

Capital Expenditures

We generally have small capital expenditure requirements compared to many other master limited partnerships. Our Environmental Services segment has minimal capital expenditure requirements for the maintenance of existing water treatment facilities. Our Pipeline Inspection segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, which has invested growth capital to acquire field equipment. Our Pipeline & Process Services segment has both maintenance and growth capital needs for heavy equipment and vehicles in order to perform hydrostatic testing and other integrity procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of finance lease obligation payments, were $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures $1.1 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively (cash basis).

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

Less than 1% of our consolidated revenues during the six months ended June 30, 2020 were derived from sales of recovered crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment, pipeline inspection, and pipeline and process services, resulting in an increase or decrease of our revenues and gross margins.

Crude oil prices have decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 outbreak, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices has led many of our customers to change their budgets and plans, which has decreased their spending on drilling, completions, and exploration. This has had an impact on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity has also affected the midstream industry and have led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Such developments would reduce our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk

The interest rate on our Credit Agreement floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $81.0 million as of June 30, 2020. Based on the debt balance outstanding at June 30, 2020, a hypothetical change in interest rates of 1.0% would result in an increase or decrease in our annual interest expense of approximately $0.8 million.

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

A former customer of our Pipeline Inspection segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in August 2019. As of June 30, 2020, our Unaudited Condensed Consolidated Balance Sheet included $0.5 million of pre-petition accounts receivable from Sanchez. We have filed liens to secure $0.4 million of these accounts receivable. We have recorded an allowance of $0.1 million at June 30, 2020 against the accounts receivable from Sanchez. We do not believe it is probable that we will be unable to collect the remaining $0.4 million balance of the pre-petition receivables. However, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

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

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In early 2020, we implemented a new software system for payroll and human resources management. We have applied and will test internal control procedures related to this new system as deemed necessary.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Diaz v. CEM TIR

On December 12, 2019, three former inspectors filed a putative collective action lawsuit alleging that TIR LLC and CEM TIR failed to pay a class of workers overtime in compliance with the FLSA titled Francisco Diaz, et al v. CEM TIR, et al in the United States District Court for the Northern District of Oklahoma. TIR LLC and CEM TIR deny the claims. CEM TIR and TIR LLC filed a motion to dismiss one of the plaintiffs for bringing the lawsuit in a venue that was inconsistent with the forum selection clause in his employment agreement mandating suit exclusively in the District Court of Tulsa County, Oklahoma. CEM TIR and TIR LLC also filed a motion to compel arbitration for the other two plaintiffs to enforce the binding arbitration clauses in their employment agreements. The Court has not yet ruled on either motion. However, all three plaintiffs subsequently initiated arbitration proceedings.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following risk factors which have been updated since the filing of our Annual Report on Form 10-K.

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

Public health threats, such as COVID-19 and other highly communicable diseases, could adversely impact our operations, the operations of our customers, and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our environmental services. Any quarantine of personnel or inability to access our offices or work locations could adversely affect our operations. Travel restrictions or operational problems in any areas in which we operate, or any reduction in the demand for our environmental services caused by public health threats, may materially impact operations and adversely affect our financial results. Additionally, due to the uncertainties created by the COVID-19 pandemic and the related impact on our business, we have made or may make future employment decisions that may subject us to increased risks related to employment matters, including increased litigation and/or claims for severance or other benefits. Further, we may owe indemnity obligations to customers who may assert that they suffered losses as a result of COVID-19 infection contracted from our employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 12, 2020, the board of directors of our general partner approved an amendment to our Code of Business Conduct and Ethics, effective as of August 12, 2020 (as amended, the “Code of Conduct”), for purposes of updating the Partnership’s expectations with respect to fair dealing. The Code of Conduct applies to all of our directors, officers and employees, and the directors, officers and employees of our general partner and our subsidiaries. The Code of Conduct is available on the “Corporate Governance” section of our website at www.cypressenvironmental.biz. The foregoing description of the Code of Conduct does not purport to be complete and is qualified in its entirety by reference to the full text of the Code of Conduct, which is filed as Exhibit 14.1 hereto and incorporated herein by reference. The contents of our website are not incorporated by reference herein or made a part hereof for any purpose.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Index

Exhibit number	Description
3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P., dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 6, 2020)

3.4	Amended and Restated Limited Liability Company Agreement of Cypress Environmental Partners, GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

3.5	First Amendment to Amended and Restated Limited Liability Agreement of Cypress Energy Partners GP, LLC, dated as of March 5, 2020 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on March 6, 2020)

3.6	Certificate of Limited Partnership of Cypress Environmental Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.7	Certificate of Amendment to the Certificate of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 2, 2020 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on March 6, 2020)

3.8	Certificate of Formation of Cypress Environmental Partners, GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.9	First Amendment to the Certificate of Formation of Cypress Energy Partners GP, LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on March 6, 2020)

10.1	Second Amended and Restated Omnibus Agreement among Cypress Energy Holdings, LLC, Cypress Environmental Management, LLC, Cypress Environmental Partners, LLC, Cypress Environmental Partners, L.P., Cypress Environmental Partners GP, LLC, Tulsa Inspection Resources, LLC and Tulsa Inspection Resources – Canada ULC, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 3, 2020

14.1 *	Code of Business Conduct and Ethics of Cypress Environmental Partners, L.P. adopted as of January 14, 2014 and last updated as of August 12, 2020.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Date File

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 13, 2020.

Cypress Environmental Partners, L.P.

By:	Cypress Environmental Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Financial Officer and Principal Accounting Officer