Form 10-Q
period 2020-09-30
Cypress Environmental Partners, L.P.
filed 2020-11-12
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

As of November 6, 2020, the registrant had 12,211,671 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Environmental Partners, L.P.,” the “Partnership,” “we,” “our,” “us,” or like terms refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“Brown” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEM LLC” refers to Cypress Environmental Management, LLC, a wholly-owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Environmental Management – TIR, LLC, a wholly-owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Energy Holdings, LLC, the owner of 6,957,349 common units representing 57% of our outstanding common units as of November 6, 2020;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refer collectively to TIR LLC, TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks, and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors" and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020 and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.           Unaudited Condensed Consolidated Financial Statements

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(in thousands)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,585	$15,700
Trade accounts receivable, net	31,478	52,524
Prepaid expenses and other	1,620	988
Total current assets	42,683	69,212
Property and equipment:
Property and equipment, at cost	26,906	26,499
Less: Accumulated depreciation	15,789	13,738
Total property and equipment, net	11,117	12,761
Intangible assets, net	18,053	20,063
Goodwill	50,316	50,356
Finance lease right-of-use assets, net	678	600
Operating lease right-of-use assets	2,057	2,942
Debt issuance costs, net	387	803
Other assets	588	605
Total assets	$125,879	$157,342

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$2,117	$3,529
Accounts payable - affiliates	357	1,167
Accrued payroll and other	8,637	14,850
Income taxes payable	360	1,092
Finance lease obligations	249	183
Operating lease obligations	379	459
Current portion of long-term debt	62,029	—
Total current liabilities	74,128	21,280
Long-term debt	—	74,929
Finance lease obligations	362	359
Operating lease obligations	1,614	2,425
Other noncurrent liabilities	173	158
Total liabilities	76,277	99,151

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,209 and 12,068 units outstanding at September 30, 2020 and December 31, 2019, respectively)	29,185	37,334
Preferred units (5,769 units outstanding at September 30, 2020 and December 31, 2019)	44,291	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,449)	(2,577)
Total partners’ capital	45,151	53,172
Noncontrolling interests	4,451	5,019
Total owners’ equity	49,602	58,191
Total liabilities and owners’ equity	$125,879	$157,342

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$48,047	$108,934	$168,218	$310,401
Costs of services	40,702	93,533	145,537	270,170
Gross margin	7,345	15,401	22,681	40,231

Operating costs and expense:
General and administrative	4,301	6,557	15,167	18,946
Depreciation, amortization and accretion	1,250	1,116	3,669	3,329
Gain on asset disposals, net	(4)	—	(27)	(23)
Operating income	1,798	7,728	3,872	17,979

Other (expense) income:
Interest expense, net	(959)	(1,376)	(3,235)	(4,102)
Foreign currency gains (losses)	106	(47)	(167)	138
Other, net	142	82	412	220
Net income before income tax expense	1,087	6,387	882	14,235
Income tax expense	282	907	573	1,731
Net income	805	5,480	309	12,504

Net income attributable to noncontrolling interests	243	634	852	692
Net income (loss) attributable to partners / controlling interests	562	4,846	(543)	11,812

Net income attributable to preferred unitholder	1,033	1,033	3,099	3,099
Net (loss) income attributable to common unitholders	$(471)	$3,813	$(3,642)	$8,713

Net (loss) income per common limited partner unit:
Basic	$(0.04)	$0.32	$(0.30)	$0.72
Diluted	$(0.04)	$0.26	$(0.30)	$0.65

Weighted average common units outstanding:
Basic	12,209	12,065	12,171	12,030
Diluted	12,209	18,350	12,171	18,207

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$805	$5,480	$309	$12,504
Other comprehensive (loss) income - foreign currency translation	(81)	34	128	(101)

Comprehensive income	$724	$5,514	$437	$12,403

Comprehensive income attributable to preferred unitholders	1,033	1,033	3,099	3,099
Comprehensive income attributable to noncontrolling interests	243	634	852	692

Comprehensive (loss) income attributable to common unitholders	$(552)	$3,847	$(3,514)	$8,612

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Owners’ Equity
For the Nine Months Ended September 30, 2020 and 2019
(in thousands)

	Nine Months Ended September 30, 2020
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2019	$37,334	$44,291	$(25,876)	$(2,577)	$5,019	$58,191
Net (loss) income for the period January 1, 2020 through March 31, 2020	(1,822)	1,033	—	—	(88)	(877)
Foreign currency translation adjustment	—	—	—	348	—	348
Distributions	(2,534)	(1,033)	—	—	(26)	(3,593)
Equity-based compensation	264	—	—	—	—	264
Taxes paid related to net share settlement of equity-based compensation	(138)	—	—	—	—	(138)

Owners’ equity at March 31, 2020	33,104	44,291	(25,876)	(2,229)	4,905	54,195

Net (loss) income for the period April 1, 2020 through June 30, 2020	(1,349)	1,033	—	—	697	381
Foreign currency translation adjustment	—	—	—	(139)	—	(139)
Distributions	(2,564)	(1,033)	—	—	(659)	(4,256)
Equity-based compensation	254	—	—	—	—	254

Owners’ equity at June 30, 2020	29,445	44,291	(25,876)	(2,368)	4,943	50,435

Net (loss) income for the period July 1, 2020 through September 30, 2020	(471)	1,033	—	—	243	805
Foreign currency translation adjustment	—	—	—	(81)	—	(81)
Distributions	—	(1,033)	—	—	(735)	(1,768)
Equity-based compensation	211	—	—	—	—	211

Owners’ equity at September 30, 2020	$29,185	$44,291	$(25,876)	$(2,449)	$4,451	$49,602

	Nine Months Ended September 30, 2019
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2018	$34,677	$44,291	$(25,876)	$(2,414)	$3,609	$54,287
Net income (loss) for the period January 1, 2019 through March 31, 2019	567	1,033	—	—	(219)	1,381
Foreign currency translation adjustment	—	—	—	(72)	—	(72)
Distributions	(2,510)	(1,033)	—	—	—	(3,543)
Equity-based compensation	269	—	—	—	—	269
Taxes paid related to net share settlement of equity-based compensation	(158)	—	—	—	—	(158)

Owners’ equity at March 31, 2019	32,845	44,291	(25,876)	(2,486)	3,390	52,164

Net income for the period April 1, 2019 through June 30, 2019	4,333	1,033	—	—	277	5,643
Foreign currency translation adjustment	—	—	—	(63)	—	(63)
Distributions	(2,531)	(1,033)	—	—	—	(3,564)
Equity-based compensation	174	—	—	—	—	174
Taxes paid related to net share settlement of equity-based compensation	(1)	—	—	—	—	(1)

Owners’ equity at June 30, 2019	34,820	44,291	(25,876)	(2,549)	3,667	54,353

Net income for the period July 1, 2019 through September 30, 2019	3,813	1,033	—	—	634	5,480
Foreign currency translation adjustment	—	—	—	34	—	34
Distributions	(2,534)	(1,033)	—	—	—	(3,567)
Equity-based compensation	303	—	—	—	—	303
Taxes paid related to net share settlement of equity-based compensation	(50)	—	—	—	—	(50)

Owners’ equity at September 30, 2019	$36,352	$44,291	$(25,876)	$(2,515)	$4,301	$56,553

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$309	$12,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	4,392	4,153
Gain on asset disposals, net	(27)	(23)
Interest expense from debt issuance cost amortization	434	391
Equity-based compensation expense	729	746
Equity in earnings of investee	(177)	(84)
Distributions from investee	200	75
Foreign currency losses (gains)	167	(138)
Changes in assets and liabilities:
Trade accounts receivable	21,046	(20,879)
Prepaid expenses and other	(642)	121
Accounts payable and accounts payable - affiliates	(1,268)	2,288
Accrued payroll and other	(6,214)	5,735
Income taxes payable	(733)	166
Net cash provided by operating activities	18,216	5,055

Investing activities:
Proceeds from fixed asset disposals	41	39
Purchases of property and equipment, excluding finance leases	(1,502)	(1,518)
Net cash used in investing activities	(1,461)	(1,479)

Financing activities:
Borrowings on credit facility	39,100	7,800
Repayments on credit facility	(52,000)	(3,000)
Repayments on finance lease obligations	(191)	(139)
Other	(19)	—
Taxes paid related to net share settlement of equity-based compensation	(138)	(209)
Distributions	(9,617)	(10,674)
Net cash used in financing activities	(22,865)	(6,222)

Effect of exchange rates on cash	(5)	1

Net decrease in cash and cash equivalents	(6,115)	(2,645)
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $551 at December 31, 2019 and December 31, 2018)	16,251	15,931
Cash and cash equivalents, end of period (includes restricted cash equivalents of $551 at September 30, 2020 and September 30, 2019)	$10,136	$13,286

Non-cash items:
Accounts payable and accrued payroll and other excluded from capital expenditures at end of period	$176	$453
Acquisitions of finance leases included in liabilities	$247	$338

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Organization and Operations

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

The Pipeline Inspection segment generates revenue by providing essential environmental services including inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursable items. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity considering that many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

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

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and we own a 25% interest in the remaining facility. These water treatment facilities are connected to thirteen (13) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially owned water treatment facility for management and staffing services (see Note 6).

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include our accounts and those of our controlled subsidiaries. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. All intercompany transactions and account balances have been eliminated in consolidation. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2019 is derived from our audited financial statements.

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

Goodwill

We have $50.3 million of goodwill on our Unaudited Condensed Consolidated Balance Sheet at September 30, 2020. Of this amount, $40.2 million relates to the Pipeline Inspection segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily by the manner in which the business is managed or operated. We have determined that our Pipeline Inspection and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

Crude oil prices have decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic. This decline in oil prices led many of our customers to change their budgets and plans, which has resulted in reduced spending on drilling, completions, and exploration. This has had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity has also adversely effected the midstream industry and has led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Such developments would reduce our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position.

For our Pipeline Inspection segment, we performed a qualitative goodwill impairment analysis at September 30, 2020 and concluded that the fair value of the reporting unit was more likely than not greater than its carrying value. Our evaluation included various qualitative factors, including current and projected earnings, current customer relationships and projects, and the impact of commodity prices on our earnings. The qualitative assessment on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from those we used in our qualitative analysis could have resulted in the requirement to perform a quantitative goodwill impairment analysis.

For our Environmental Services segment, we considered the decline in the price of crude oil and the fact that, during the third quarter of 2020, the largest customer of one of our highest-volume facilities notified us of its decision to build a competing facility and to send most of its water to that facility beginning in the first quarter of 2021. We considered these developments to be potential indicators of impairment and therefore performed a quantitative goodwill impairment analysis at September 30, 2020. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 input as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Since the volume of water we receive at our facilities is heavily influenced by the extent of exploration and production in the areas near our facilities, and since exploration and production is in turn heavily influenced by crude oil prices, we estimated future revenues by reference to crude prices in the forward markets. We used a forward price curve that reflects a gradual increase in the West Texas Intermediate ("WTI") crude price each month, with the price remaining around $40 per barrel through January 2021 and reaching $50 per barrel in May 2029. We estimated future operating costs by reference to historical per-barrel costs and estimated future volumes. We estimated revenues and costs for a period of ten years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We discounted these estimated future cash flows at a rate of 13.5%. We assumed that a hypothetical buyer would be a partnership that is not subject to income taxes and that could obtain modest savings in general and administrative expenses through synergies with its other operations. Based on this quantitative analysis, we concluded that the goodwill of the Environmental Services segment was not impaired. Our analysis indicated that the fair value of the long-lived assets of the Environmental Services segment exceeded their book value by 19%. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record a goodwill impairment.

Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside of our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include commodity prices, interest rates, and cost of capital. Our water treatment facilities are concentrated in one basin, and changes in oil and gas production in that basin could have a significant impact on the profitability of the Environmental Services segment. While we believe we have made reasonable estimates and assumptions to estimate the fair values of our reporting units, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. Such changes could include, among others, a slower recovery in demand for petroleum products than assumed in our projections, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore decrease the value of) estimated future cash flows.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Property, Plant, and Equipment

We assess property and equipment for possible impairment whenever events or changes in circumstances indicate, in the judgment of management, that the carrying value of the assets may not be recoverable. Such indicators include, among others, the nature of the asset, the projected future economic benefit of the asset, changes in regulatory and political environments, and historical and future cash flow and profitability measurements. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, we recognize an impairment charge for the excess of carrying value of the asset over its estimated fair value. Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices and the outlook for national or regional market supply and demand for the services we provide. In the Environmental Services segment, Property, Plant, and Equipment is grouped for impairment testing purposes at each water treatment facility, as these asset groups represent the lowest level at which cash flows are separately identifiable.

For our Environmental Services segment, we used the same forward crude oil price curve for our September 30, 2020 property and equipment impairment analysis that we used for our goodwill impairment analysis. Based on this analysis, we concluded that the property and equipment was not impaired. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record an impairment. While we believe we have made reasonable estimates and assumptions to estimate the future undiscounted cash flows expected from the assets, it is reasonably possible that changes could occur that would require an impairment charge in the future. Location-specific market considerations could also lead us to record an impairment to the property, plant, and equipment of one or more individual facilities in the future.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms and have established policies and procedures that allow for an evaluation of the creditworthiness of each of our customers. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. As of September 30, 2020 and December 31, 2019, we had an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively. During the third quarter of 2020, we wrote off one uncollectable account in the amount of $0.1 million.

A former customer of our Pipeline Inspection segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in August 2019. As of September 30, 2020 and December 31, 2019, our Unaudited Condensed Consolidated Balance Sheets included $0.5 million of pre-petition accounts receivable from Sanchez. We have recorded an allowance of $0.1 million at both September 30, 2020 and December 31, 2019 against the accounts receivable from Sanchez. We do not believe it is probable that we will be unable to collect the remaining $0.4 million balance of the pre-petition receivables. However, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued payroll	$6,141	$9,670
Customer deposits	1,509	1,682
Litigation settlement	—	1,900
Other	987	1,598
	$8,637	$14,850

Revenue Recognition

During the nine months ended September 30, 2020 and 2019, we recognized $0.3 million and $0.2 million of revenue, respectively, within our Pipeline Inspection segment on services performed in previous years. We had constrained recognition of this revenue until the expiration of a contract provision that had given the customer the opportunity to reopen negotiation of the fee paid for the services. As of September 30, 2020 and December 31, 2019, we recognized refund liabilities of $0.6 million and $0.7 million, respectively, for revenue associated with such variable consideration. These liabilities are reported within accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2020, we received a signed contract modification from one of our customers for a price increase that is retroactive to June 2020. We recorded $0.3 million as a catch-up adjustment to revenue during the three months ended September 30, 2020.

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

Our Unaudited Condensed Consolidated Balance Sheet at September 30, 2020 includes $2.4 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations.

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

Outstanding borrowings at September 30, 2020 and December 31, 2019 were $62.0 million and $74.9 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.6 million of finance lease liabilities at September 30, 2020 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.4 million and $0.8 million at September 30, 2020 and December 31, 2019, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. The carrying value of our debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement.

The interest rate on our borrowings ranged between 3.33% and 4.80% for the nine months ended September 30, 2020 and 5.54% and 6.02% for the nine months ended September 30, 2019. As of September 30, 2020, the interest rate in effect on our outstanding borrowings was 3.65%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.8 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively and $2.7 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The average debt balance outstanding was $79.1 million and $83.8 million for the three months ended September 30, 2020 and 2019, respectively and $86.6 million and $81.6 million during the nine months ended September 30, 2020 and 2019, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants at each quarter end, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At September 30, 2020, our leverage ratio was 3.5 to 1.0 and our interest coverage ratio was 7.7 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of September 30, 2020.

Borrowings under the Credit Agreement at each quarter-end may not exceed four times the trailing-twelve-month EBITDA. Trailing-twelve-month EBITDA, as calculated under the Credit Agreement, was $17.7 million at September 30, 2020.

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

Substantial doubt exists about our ability to continue as a going concern because of the May 28, 2021 maturity date of our Credit Agreement. In addition, our borrowing capacity under the Credit Agreement is limited to a multiple of trailing-twelve-month EBITDA, and the lower levels of EBITDA that we are generating under current market conditions could constrain our borrowing capacity under the Credit Agreement, which could lead to an event of default under the Credit Agreement, including as soon as the December 31, 2020 quarterly measurement date for the leverage ratio. We continue to have discussions with our lenders regarding the possibility of utilizing the U.S. Federal Reserve Main Street Expanded Loan Facility and/or a renewal, modification, and reduction of the current facility. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into new or amended credit facilities with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove not to be successful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our existing facility.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

At-the-Market Equity Program

In April 2019, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. The maximum amount we may sell varies based on changes in the market value of the units. Currently, the maximum amount we may sell is approximately $3 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

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

Basic net (loss) income per common limited partner unit is calculated as net (loss) income attributable to common unitholders divided by the basic weighted average common units outstanding. Diluted net (loss) income per common limited partner unit includes the net income attributable to preferred unitholder and the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation.

The following table summarizes the calculation of the basic net (loss) income per common limited partner unit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit data)
Net (loss) income attributable to common unitholders	$(471)	$3,813	$(3,642)	$8,713
Weighted average common units outstanding	12,209	12,065	12,171	12,030
Basic net (loss) income per common limited partner unit	$(0.04)	$0.32	$(0.30)	$0.72

The following table summarizes the calculation of the diluted net (loss) income per common limited partner unit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit data)
Net (loss) income attributable to common unitholders	$(471)	$3,813	$(3,642)	$8,713
Net income attributable to preferred unitholder	—	1,033	—	3,099
	$(471)	$4,846	$(3,642)	$11,812

Weighted average common units outstanding	12,209	12,065	12,171	12,030
Effect of dilutive securities:
Weighted average preferred units outstanding	—	5,769	—	5,769
Long-term incentive plan unvested units	—	516	—	408
Diluted weighted average common units outstanding	12,209	18,350	12,171	18,207
Diluted net (loss) income per common limited partner unit	$(0.04)	$0.26	$(0.30)	$0.65

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2020, the preferred units and long-term incentive plan unvested units would have been antidilutive and, therefore, were not included in the computation of diluted net (loss) income per common limited partner unit.

Cash Distributions

The following table summarizes the cash distributions declared and paid to our common unitholders for 2019 and 2020:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates(a)
		(in thousands)
February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019	0.21	2,534	1,624
November 14, 2019	0.21	2,534	1,627
Total 2019 Distributions	$0.84	$10,109	$6,479

February 14, 2020	$0.21	$2,534	$1,627
May 15, 2020	0.21	2,564	1,648
Total 2020 Distributions (to date)	$0.42	$5,098	$3,275

(a)	64% of the Partnership’s outstanding common units at September 30, 2020 were held by affiliates.

The following table summarizes the distributions paid to our preferred unitholder for 2019 and 2020:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
	(in thousands)
February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019	1,033	—	1,033
November 14, 2019	1,034	—	1,034
Total 2019 Distributions	$4,133	$—	$4,133

February 14, 2020	$1,033	$—	$1,033
May 15, 2020	1,033	—	1,033
August 14, 2020	1,033	—	1,033
November 14, 2020 (a)	1,034	—	1,034
Total 2020 Distributions (to date)	$4,133	$—	$4,133

(a)	Third quarter 2020 distribution was declared and will be paid in the fourth quarter of 2020.

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

Cypress Brown Integrity, LLC

Brown’s company agreement generally requires Brown to make an annual distribution to its members equal to or greater than the amount of Brown’s taxable income multiplied by the maximum federal income tax rate. In 2020, Brown declared and paid distributions of $2.8 million, of which $1.4 million was distributed to us and the remainder of which was distributed to noncontrolling interest owners.

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

Prior to January 1, 2020, the omnibus agreement required Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. This annual fee was $4.5 million in 2019. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, we expect these direct expenses to be lower than the annual administrative fee that we previously paid, although we expect to experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. For the three and nine months ended September 30, 2019, Holdings charged us an administrative fee of $1.1 million and $3.3 million, respectively, recorded within general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Because of our limited partnership structure, all of the employees who conduct our business are employed by affiliates of Holdings, although we sometimes refer to these individuals in this report as our employees. We reimburse Holdings for the compensation costs associated with these employees.

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of $0.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.5 million for each of the nine months ended September 30, 2020 and 2019. Accounts receivable from Arnegard totaled $0.1 million at both September 30, 2020 and December 31, 2019, and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard was $0.4 million at September 30, 2020 and December 31, 2019 and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into an agreement with CF Inspection, a nationally-qualified woman-owned inspection firm affiliated with one of Holdings’ owners and a Director of our General Partner. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the nine months ended September 30, 2020 and 2019, CF Inspection, which is part of the Pipeline Inspection segment, represented approximately 4.7% and 3.0% of our consolidated revenue, respectively.

Pipeline and Process Services

Entities owned by our parent company provided contract labor support to our Pipeline & Process Services segment during 2020. During the three and nine months ended September 30, 2020, the Pipeline & Process Services segment incurred approximately $0.1 million and $0.5 million, respectively, associated with these services, which is included in costs of services in our Unaudited Condensed Consolidated Statements of Operations.

7.	Commitments and Contingencies

Security Deposits

The Partnership has various performance obligations that are secured with short-term security deposits (reflected as restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows) totaling $0.6 million at September 30, 2020 and December 31, 2019. These amounts are included in prepaid expenses and other on the Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain customer master service agreements (“MSAs”) offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the MSAs, or inaccurate, the MSAs may provide the customer the right to receive a credit or refund for any overcharges identified. At any given time, we may have multiple audits ongoing. As of September 30, 2020 and December 31, 2019, we established a reserve of $0.2 million as an estimate of potential liabilities related to these compliance audit contingencies.

Legal Proceedings

Diaz v. CEM TIR

On December 12, 2019, three inspectors filed a putative collective action lawsuit alleging that TIR LLC and CEM TIR failed to pay a class of workers overtime in compliance with the FLSA titled Francisco Diaz, et al v. CEM TIR, et al in the United States District Court for the Northern District of Oklahoma. A fourth inspector subsequently opted into the proceeding. TIR LLC and CEM TIR deny the claims. TIR LLC and CEM TIR filed a motion to dismiss one of the plaintiffs for bringing the lawsuit in a venue that was inconsistent with the forum selection clause in his employment agreement mandating suit exclusively in the District Court of Tulsa County, Oklahoma. TIR LLC and CEM TIR also filed a motion to compel arbitration for the other plaintiffs to enforce the binding arbitration clauses in their employment agreements. Rather than challenge the motion, those plaintiffs subsequently initiated arbitration proceedings. On October 15, 2021, the Court granted TIR LLC's and CEM TIR's motion to dismiss in regard to removing the remaining plaintiff.

Other

We have been, are and may in the future be subject to litigation involving allegations of violations of the Fair Labor Standards Act (“FLSA”) and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the FLSA and state wage and hour laws, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Many of our customers are currently defending lawsuits based on claims of violation of the FLSA by inspectors, including in many instances our inspectors. The plaintiffs’ counsel seeks to pursue a collective action in such cases. The customers are the targets of these lawsuits under a theory advanced by the plaintiffs’ counsel that the customers were co-employers of the inspectors.  In some instances, our customers have demanded that we provide an indemnification.  We have sought to intervene in many of these cases and have been granted the ability to do so in several.  Claims related to the Fair Labor Standards Act are generally not covered by insurance. Further, from time to time, we are subject to various other claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief.

8.	Leases

In the second quarter of 2020, we notified the landlord of our office headquarters of our intent to terminate a portion of our office lease effective November 2020. The termination of this lease will save us approximately $0.6 million in lease payments through November 2024.

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

	Pipeline	Pipeline &	Environmental
	Inspection	Process Services	Services	Other	Total
	(in thousands)
Three months ended September 30, 2020

Revenue	$41,938	$4,672	$1,437	$—	$48,047
Costs of services	36,830	3,363	509	—	40,702
Gross margin	5,108	1,309	928	—	7,345
General and administrative	3,122	650	365	164	4,301
Depreciation, amortization and accretion	553	136	428	133	1,250
Gain on asset disposal, net	—	(2)	(2)	—	(4)
Operating income (loss)	$1,433	$525	$137	$(297)	1,798
Interest expense, net					(959)
Foreign currency gains					106
Other, net					142
Net income before income tax expense					$1,087

Three months ended September 30, 2019

Revenue	$99,684	$6,199	$3,051	$—	$108,934
Costs of services	88,597	4,146	790	—	93,533
Gross margin	11,087	2,053	2,261	—	15,401
General and administrative	4,890	612	731	324	6,557
Depreciation, amortization and accretion	556	144	412	4	1,116
Operating income (loss)	$5,641	$1,297	$1,118	$(328)	7,728
Interest expense, net					(1,376)
Foreign currency losses					(47)
Other, net					82
Net income before income tax expense					$6,387

	Pipeline	Pipeline &	Environmental
	Inspection	Process Services	Services	Other	Total
	(in thousands)
Nine months ended September 30, 2020

Revenue	$149,093	$14,747	$4,378	$—	$168,218
Costs of services	133,189	10,765	1,583	—	145,537
Gross margin	15,904	3,982	2,795	—	22,681
General and administrative	11,411	1,821	1,377	558	15,167
Depreciation, amortization and accretion	1,664	421	1,222	362	3,669
Gain on asset disposal, net	—	(32)	5	—	(27)
Operating income (loss)	$2,829	$1,772	$191	$(920)	3,872
Interest expense, net					(3,235)
Foreign currency losses					(167)
Other, net					412
Net loss before income tax expense					$882

Nine months ended September 30, 2019

Revenue	$289,919	$12,554	$7,928	$—	$310,401
Costs of services	259,015	8,893	2,262	—	270,170
Gross margin	30,904	3,661	5,666	—	40,231
General and administrative	14,101	1,842	2,269	734	18,946
Depreciation, amortization and accretion	1,667	430	1,221	11	3,329
Gain on asset disposals, net	—	(23)	—	—	(23)
Operating income (loss)	$15,136	$1,412	$2,176	$(745)	17,979
Interest expense, net					(4,102)
Foreign currency gains					138
Other, net					220
Net income before income tax expense					$14,235

Total Assets

September 30, 2020	$88,234	$12,447	$20,391	$4,807	$125,879

December 31, 2019	$114,858	$14,318	$21,911	$6,255	$157,342

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

Many clients encourage supplier diversity, and some encourage the use of minority-owned businesses as suppliers. To support clients seeking a minority qualified vendor solution, we have formed a strategic partnership with CF Inspection that allows us to offer our services to clients that require the services of an approved Women’s Business Enterprise (“WBE”). CF Inspection is certified as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council.

We have an experienced management team and board of directors with decades of industry experience and expertise.

Ownership

As of September 30, 2020, Holdings and its affiliates own 64% of our common units. Holdings’ ownership group also owns 100% of the General Partner and certain incentive distribution rights (although no such incentive distributions have been paid to date), and an affiliate of Holdings owns 100% of the preferred units.

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

Prior to January 1, 2020, the omnibus agreement required Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. This annual fee was $4.5 million in 2019. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, we expect these direct expenses to be lower than the annual administrative fee that we previously paid, although we expect to experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. For the three and nine months ended September 30, 2019, Holdings charged us an administrative fee of $1.1 million and $3.3 million, respectively, recorded within general and administrative in the Unaudited Condensed Consolidated Statement of Operations.

Pipeline Inspection

The Pipeline Inspection segment generates revenue primarily by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our results in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursable items. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

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

Environmental Services

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these facilities and we own a 25% interest in the remaining facility. These water treatment facilities are connected to thirteen (13) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially-owned water treatment facility for management and staffing services.

Outlook

Overall

Our third quarter 2020 results were adversely affected by the significant decline in oil prices during the year, which was driven in part by a significant decrease in demand as a result of the COVID-19 pandemic. We have continued our field operations without any significant disruption in our service to our customers.

Earlier in 2020, we took swift actions to reduce overhead and other costs by over $4.5 million annually through a combination of salary reductions, reductions in force, furloughs, hiring freezes, and other cost-cutting measures. We have elected to defer some discretionary capital expenditures and we remain focused on opportunities to reduce our working capital needs. We will take further actions as necessary to adjust to evolving market conditions. We believe the actions we have taken will not only temper the impact of the activity declines, but also enable us to be in a strong position to take advantage of the market’s eventual recovery.

As of September 30, 2020, we had outstanding borrowings on our credit facility of $62.0 million and cash and cash equivalents of $9.6 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve (the leverage ratio under the Credit Agreement is measured once per quarter, using trailing-twelve-month EBITDA). See further discussion regarding our credit facility below in the "Our Credit Agreement" section as part of "Management’s Discussion and Analysis of Financial Condition and Liquidity".

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

Our parent company’s ownership interests continue to remain fully aligned with our unitholders, as our General Partner and insiders collectively own approximately 76% of our total common and preferred units.

Pipeline Inspection

Revenues of our Pipeline Inspection segment decreased from $99.7 million during the three months ended September 30, 2019 to $41.9 million during the three months ended September 30, 2020, a decrease of 58%. Gross margins decreased from $11.1 million during the three months ended September 30, 2019 to $5.1 million during the three months ended September 30, 2020, a decrease of 54%. Revenues during the third quarter of 2019 benefited from the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and continued with declining headcounts into 2020. Our revenues during the three months ended September 30, 2020 did not significantly benefit from any other large new projects.

During 2020, the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. In our Pipeline Inspection segment, most projects that were already in process continued, despite the COVID-19 pandemic. However, many customers announced reductions in their capital expansion budgets and deferrals of planned construction projects, and these changes have reduced our revenue-generating opportunities. We expect customers to continue to conduct maintenance activities, many of which are government-mandated. However, many customers are deferring maintenance work when possible if they have the option to do so. We believe our reputation developed over 17 years will give us a competitive advantage during this challenging industry downturn when many of our competitors may not survive. We continue to bid on new work that could benefit us if we are successful in being awarded those inspection opportunities. The vast majority of our customers are under significant financial pressure to reduce costs and have been aggressively pursuing pricing concessions. We value our long-term customer relationships and work closely with our customers to address this reality, which in turn requires us to modify what pay we can offer to our valued inspectors. The net result of the actions remains to be known at this time, but it will lead to less working capital required to operate the businesses.

We operate in a very large market, with more than 3,000 customer prospects who require federally and/or state-mandated inspection and integrity services. Our focus remains on maintenance and integrity work on existing pipelines, as well as work on new projects. The majority of our clients are large public companies with long planning cycles that lead to healthy backlogs of new long-term projects when market conditions warrant and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that, regardless of commodity prices, our customers will require our inspection services. We continue to focus on diversifying our inspection services into new markets, including the municipal water industry and renewables. We have been aggressively pursuing organic business development and have been awarded some new customer contracts and relationships that should benefit us in the future. However, a prolonged downturn in oil and natural gas prices could lead to continued low demand for our services.

We continue to focus on winning new customers while supporting our existing clients. We view the next two quarters as a period of transition for our customers. Various government measures to stimulate economic activity are driving recovery in demand and continued supply discipline from producers is improving pricing and fundamentals. However, while global lockdowns are evolving, therapeutics are advancing, and vaccine development is progressing, the near-term recovery remains fragile, as we enter winter with potential subsequent waves of COVID-19 cases pose a significant risk to continued economic recovery. We believe that protecting people, property, and the environment will continue to be important to all of our customers, and that the essential and required inspection and integrity services we provide to them address these vital concerns. Our primary focus continues to be safely serving our customers and the health and safety of our employees during this unprecedented and dynamic environment as we face another potential wave of COVID-19 and the winter flu season.

Pipeline & Process Services

Revenues of our Pipeline & Process Services segment decreased from $6.2 million during the three months ended September 30, 2019 to $4.7 million during the three months ended September 30, 2020, a decrease of 25%. Gross margins decreased from $2.1 million during the three months ended September 30, 2019 to $1.3 million during the three months ended September 30, 2020, a decrease of 36%. During the third quarter of 2019, revenues benefitted from several large projects that were scheduled to begin earlier in 2019, but were delayed by adverse weather.

Revenues for the nine months ended September 30, 2020 were higher than revenues during the nine months ended September 30, 2019, due to increased success in winning bids for projects as a result of improved business development efforts. We believe we have positioned ourselves as a preferred provider for large hydrotesting projects with our customer base. Although market conditions have been adverse for our other businesses, hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and during 2020, a number of pipeline construction projects that began prior to the COVID-19 pandemic have continued.

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

Environmental Services

Revenues of our Environmental Services segment decreased from $3.1 million during the three months ended September 30, 2019 to $1.4 million during the three months ended September 30, 2020, a decrease of 53%. Gross margins decreased from $2.3 million during the three months ended September 30, 2019 to $0.9 million during the three months ended September 30, 2020, a decrease of 59%. Low commodity prices, an excess of supply, and low demand have led to a significant reduction in activity by producers in North Dakota.

Bakken Clearbrook oil pricing has been under intense pressure, along with WTI oil prices. WTI oil prices, which were at $61.14 at December 31, 2019, decreased in January and February 2020, decreased even more sharply in March and April 2020, and then gradually increased to $40 per barrel in early July. During the third quarter of 2020, prices ranged from $36.87 to $43.21 per barrel. Pipeline capacity and storage constraints have also adversely affected this market. Several prominent exploration and production customers have elected to shut in their production instead of selling oil at these prices. According to a published rig count as of November 6, 2020, the Williston basin of the Bakken totaled 12 rigs, down 80% from its peak in 2019 of 61 rigs. During the third quarter of 2020, the largest customer of one of our highest-volume facilities notified us of its decision to build a competing facility and to send most of its water to that facility beginning in the first quarter of 2021.

Although market conditions are adverse, we expect to continue to benefit from the fact that, 99% of our water in 2020 was produced water from existing wells (rather than flowback water from new wells) and 64% of our water in 2020 was from dedicated pipelines. We also took steps to reduce our operating costs, including the temporary closure during the second quarter of 2020 of several of our facilities. We have since reopened these facilities as market conditions have improved. We recently completed a new contract with a public energy company to connect their pipeline to one of our water treatment facilities. This facility began receiving volumes from their pipeline in October 2020.

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

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$48,047	$108,934	$168,218	$310,401
Costs of services	40,702	93,533	145,537	270,170
Gross margin	7,345	15,401	22,681	40,231

Operating costs and expense:
General and administrative - segment	4,132	6,233	14,609	18,212
General and administrative - corporate	169	324	558	734
Depreciation, amortization and accretion	1,250	1,116	3,669	3,329
Gain on asset disposals, net	(4)	—	(27)	(23)
Operating income	1,798	7,728	3,872	17,979

Other (expense) income:
Interest expense, net	(959)	(1,376)	(3,235)	(4,102)
Foreign currency gains (losses)	106	(47)	(167)	138
Other, net	142	82	412	220
Net income before income tax expense	1,087	6,387	882	14,235
Income tax expense	282	907	573	1,731
Net income	805	5,480	309	12,504

Net income attributable to noncontrolling interests	243	634	852	692
Net income (loss) attributable to partners / controlling interests	562	4,846	(543)	11,812

Net income attributable to preferred unitholder	1,033	1,033	3,099	3,099
Net (loss) income attributable to common unitholders	$(471)	$3,813	$(3,642)	$8,713

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

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to lower interest rates. The average interest rate on our revolving credit facility was 4.12% for the nine months ended September 30, 2020, compared to 5.97% for the nine months ended September 30, 2019. This decrease was partially offset by a higher average debt balance outstanding. Average debt outstanding was $86.6 million for the nine months ended September 30, 2020, compared to $81.6 million for the nine months ended September 30, 2019. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 pandemic and the significant decline in the price of crude oil. In January, May, June, and September 2020, we repaid a combined $52.0 million on the Credit Agreement.

Foreign currency gains (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency losses during the nine months ended September 30, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar declined 2% relative to the U.S. dollar during the nine months ended September 30, 2020).

Other, net. Other income primarily includes income associated with our 25% interest in a water treatment facility, which we account for under the equity method, as well as sublease income, credit card annual rebates, and capital credits from electric cooperatives.

Income tax expense. Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. Income tax expense decreased from $1.7 million during the nine months ended September 30, 2019 to $0.6 million for the nine months ended September 30, 2020 primarily due to decreased income in our U.S. corporate subsidiary that provides services to public utility customers and decreases in revenue that is subject to the Texas franchise tax.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represents “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the nine months ended September 30, 2020, substantially all of our gross income, which consisted of approximately $117.7 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

Net income attributable to noncontrolling interests. We own a 51% interest in Brown and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our Unaudited Condensed Consolidated Financial Statements. The portion of the net income of these entities that is attributable to outside owners is reported in net income attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations.

Net income attributable to preferred unitholder. In 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Pipeline Inspection

The following table summarizes the operating results of the Pipeline Inspection segment for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$41,938		$99,684		$(57,746)	(57.9)%
Costs of services	36,830		88,597		(51,767)	(58.4)%
Gross margin	5,108	12.2%	11,087	11.1%	(5,979)	(53.9)%

General and administrative	3,122	7.4%	4,890	4.9%	(1,768)	(36.2)%
Depreciation and amortization	553	1.3%	556	0.6%	(3)	(0.5)%
Operating income	$1,433	3.4%	$5,641	5.7%	$(4,208)	(74.6)%

Operating Data
Average number of inspectors	659		1,540		(881)	(57.2)%
Average revenue per inspector per week	$4,842		$4,925		$(83)	(1.7)%
Revenue variance due to number of inspectors					$(56,068)
Revenue variance due to average revenue per inspector					$(1,678)

Revenue. Revenue decreased $57.7 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to a decrease in the average number of inspectors engaged (a decrease of 881 inspectors accounting for $56.1 million of the revenue decrease) and a decrease in the average revenue per inspector (accounting for $1.7 million of the revenue decrease). Revenues during the three months ended September 30, 2019 benefited from the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and continued with declining headcounts into 2020. We generated less than $0.1 million and $16.8 million of revenue from this project during the three months ended September 30, 2020 and 2019, respectively. Our revenues during the three months ended September 30, 2020 did not significantly benefit from any other large new projects. During the three months ended September 30, 2020, the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Revenues of our subsidiary that serves public utility customers decreased by $4.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic. Revenues of our nondestructive examination service line decreased by $2.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic.

Costs of services. Costs of services decreased $51.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $6.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The gross margin percentage was 12.2% in 2020, compared to 11.1% in 2019. Gross margin during the three months ended September 30, 2020 benefitted from the fact that we received a signed contract modification from one of our customers for a price increase that is retroactive to June 2020. We recorded $0.3 million as a catch-up adjustment to revenue in the third quarter of 2020. The gross margin percentage also benefitted from the fact that a larger percentage of our revenue was generated by services to public utility customers, which typically carry higher margins than basic inspection services.

General and administrative. General and administrative expenses decreased by $1.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a decrease in employee compensation expense through a combination of salary reductions, reductions in force, furloughs, hiring freezes, and reductions in incentive compensation and sales commission expense. Expenses for professional fees, such as legal expenses, decreased by $0.1 million. Travel and advertising costs decreased by $0.2 million as a result of the pandemic. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.4 million lower during the three months ended September 30, 2020 than the administrative fee charged by Holdings during the three months ended September 30, 2019; however, the benefit of this reduced expense was partially offset by increased expense resulting from a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended September 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended September 30, 2019.

Operating income. Operating income decreased by $4.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

The following table summarizes the operating results of the Pipeline Inspection segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenue	$149,093		$289,919		$(140,826)	(48.6)%
Costs of services	133,189		259,015		(125,826)	(48.6)%
Gross margin	15,904	10.7%	30,904	10.7%	(15,000)	(48.5)%

General and administrative	11,411	7.7%	14,101	4.9%	(2,690)	(19.1)%
Depreciation and amortization	1,664	1.1%	1,667	0.6%	(3)	(0.2)%
Operating income	$2,829	1.9%	$15,136	5.2%	$(12,307)	(81.3)%

Operating Data
Average number of inspectors	792		1,548		(756)	(48.8)%
Average revenue per inspector per week	$4,809		$4,802		$7	0.2%
Revenue variance due to number of inspectors					$(141,267)
Revenue variance due to average revenue per inspector					$441

Revenue. Revenue decreased $140.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to a decrease in the average number of inspectors engaged (a decrease of 756 inspectors accounting for $141.3 million of the revenue decrease), partially offset by an increase in the average revenue billed per inspector (offsetting $0.4 million of the revenue decrease). Revenues during the nine months ended September 30, 2019 benefited from the ramp-up of the largest contract in the 17-year history of TIR, which was a single-source pipeline inspection project in Texas. This project began in the fourth quarter of 2018, peaked in the second quarter of 2019, and continued with declining headcounts into 2020. We generated $8.0 million and $53.3 million of revenue from this project during the nine months ended September 30, 2020 and 2019, respectively. Our revenues during the nine months ended September 30, 2020 did not significantly benefit from any other large new projects. During the nine months ended September 30, 2020, the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Revenues of our subsidiary that serves public utility customers decreased by $15.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic. Revenues of our nondestructive examination service line decreased by $4.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due in part to lower activity as a result of the COVID-19 pandemic. The increase in average revenue per inspector is due in part to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $125.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $15.0 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The gross margin percentage was 10.7% in both 2020 and 2019. Gross margin during the nine months ended September 30, 2020 benefitted from the fact that we received a signed contract modification from one of our customers for a price increase that is retroactive to June 2020. We recorded $0.3 million as a catch-up adjustment to revenue in the third quarter of 2020. In 2019, we received this annual signed contract modification in October and recorded the catch-up adjustment to revenue in the fourth quarter of 2019. The gross margin percentage was reduced by the fact that higher-margin nondestructive examination services represented a lower percentage of our total revenues in 2020 than in 2019.

General and administrative. General and administrative expenses decreased by $2.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to a decrease in employee compensation expense through a combination of salary reductions, reductions in force, furloughs, hiring freezes, and reductions in incentive compensation and sales commission expense. Legal fees increased by $0.3 million as a result of costs associated with certain employment-related lawsuits and claims. Travel and advertising costs decreased by $0.5 million as a result of the pandemic. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.8 million lower during the nine months ended September 30, 2020 than the administrative fee charged by Holdings during the nine months ended September 30, 2019; however, the benefit of this reduced expense was partially offset by increased expense resulting from a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the nine months ended September 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the nine months ended September 30, 2019.

Operating income. Operating income decreased by $12.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Pipeline & Process Services

The following table summarizes the results of the Pipeline & Process Services segment for the three ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$4,672		$6,199		$(1,527)	(24.6)%
Costs of services	3,363		4,146		(783)	(18.9)%
Gross margin	1,309	28.0%	2,053	33.1%	(744)	(36.2)%

General and administrative	650	13.9%	612	9.9%	38	6.2%
Depreciation, amortization and accretion	136	2.9%	144	2.3%	(8)	(5.6)%
Gain on asset disposals, net	(2)	(0.1)%	—		(2)
Operating income	$525	11.2%	$1,297	20.9%	$(772)	(59.5)%

Operating Data
Average number of field personnel	28		29		(1)	(3.4)%
Average revenue per field personnel per week	$12,696		$16,264		$(3,568)	(21.9)%
Revenue variance due to number of field personnel					$(167)
Revenue variance due to average revenue per field personnel					$(1,360)

Revenue. Revenues of our Pipeline & Process Services segment decreased $1.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Our Pipeline & Process Services segment generates more of its revenues from a smaller number of larger-scale projects than does our Pipeline Inspection segment. As a result, the revenues of the Pipeline & Process Services segment can be significantly influenced by the ability to win a relatively small number of bids for hydrotesting projects. During the third quarter of 2019, revenues benefitted from several large projects that were scheduled to begin earlier in 2019, but were delayed by adverse weather.

Costs of services. Cost of services decreased by $0.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreased revenues.

Gross margin. Gross margin decreased by $0.7 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in gross margin was due to decreased revenues. The employees of the Pipeline & Process Services segment are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Pipeline Inspection segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are therefore primarily variable costs). Because these employees were more fully utilized in the third quarter of 2019 than in the third quarter of 2020, the gross margin percentage was lower in 2020. In addition, one large project during the third quarter of 2020 generated a significantly lower margin than normal, due in part to unplanned delays that were not within our control.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent from the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Depreciation, amortization and accretion. Depreciation, amortization, and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the three months ended September 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended September 30, 2019.

Operating income. Operating income decreased by $0.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to decreased gross margin of $0.7 million and an increase of less than $0.1 million in general and administrative expenses.

The following table summarizes the results of the Pipeline & Process Services segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$14,747		$12,554		$2,193	17.5%
Costs of services	10,765		8,893		1,872	21.1%
Gross margin	3,982	27.0%	3,661	29.2%	321	8.8%

General and administrative	1,821	12.3%	1,842	14.7%	(21)	(1.1)%
Depreciation, amortization and accretion	421	2.9%	430	3.4%	(9)	(2.1)%
Gain on asset disposals, net	(32)	(0.2)%	(23)	(0.2)%	(9)	39.1%
Operating income	$1,772	12.0%	$1,412	11.2%	$360	25.5%

Operating Data
Average number of field personnel	27		28		(1)	(3.6)%
Average revenue per field personnel per week	$13,954		$11,496		$2,458	21.4%
Revenue variance due to number of field personnel					$(501)
Revenue variance due to average revenue per field personnel					$2,694

Revenue. Revenues of our Pipeline & Process Services segment increased $2.2 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our Pipeline & Process Services segment generates more of its revenues from a smaller number of larger-scale projects than does our Pipeline Inspection segment. As a result, the revenues of the Pipeline & Process Services segment can be significantly influenced by the ability to win a relatively small number of bids for hydrotesting projects. The increase in revenue was due to increased success in winning bids for projects as a result of improved business development efforts. We believe we have positioned ourselves as a preferred provider for large hydrotesting projects with our customer base. Although market conditions have been adverse for our other businesses, hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and during 2020, a number of pipeline construction projects that began prior to the COVID-19 pandemic have continued.

Costs of services. Cost of services increased by $1.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to increased revenues.

Gross margin. Gross margin increased by $0.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in gross margin was due to increased revenues. The gross margin percentage was partially offset by an increase in expense for contract labor used during the nine months ended September 30, 2020 to perform on the high volume of work. In addition, one large project during the third quarter of 2020 generated a significantly lower margin than normal, due in part to unplanned delays that were not within our control.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. These expenses remained relatively consistent during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the nine months ended September 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the nine months ended September 30, 2019.

Operating income. Operating income increased by $0.4 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in operating income was primarily due to increased gross margin of $0.3 million.

Environmental Services

The following table summarizes the operating results of the Environmental Services segment for the three ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$1,437		$3,051		$(1,614)	(52.9)%
Costs of services	509		790		(281)	(35.6)%
Gross margin	928	64.6%	2,261	74.1%	(1,333)	(59.0)%

General and administrative	365	25.4%	731	24.0%	(366)	(50.1)%
Depreciation, amortization and accretion	428	29.8%	412	13.5%	16	3.9%
Gain on asset disposals, net	(2)	(0.1)%	—		(2)
Operating income	$137	9.5%	$1,118	36.6%	$(981)	(87.7)%

Operating Data
Total barrels of water processed	1,978		3,989		(2,011)	(50.4)%
Average revenue per barrel processed (a)	$0.73		$0.76		$(0.03)	(4.0)%
Revenue variance due to barrels processed					$(1,555)
Revenue variance due to revenue per barrel					$(59)

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $1.6 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in revenues was due primarily to a decrease of 2.0 million barrels in the volume of water processed and lower prices on the sale of recovered crude oil. Low commodity prices, an excess of supply, and low demand led to a significant reduction in activity by producers in North Dakota.

Costs of services. Costs of services decreased by $0.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was due to a decrease of $0.2 million in variable costs (such as chemical and utility expenses) resulting from a decrease in volumes and due in part to a decrease of $0.1 million in compensation expense as a result of salary reductions and reductions in force.

Gross margin. Gross margin decreased by $1.3 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a $1.6 million decrease in revenue, partially offset by a $0.3 million decrease in costs of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in incentive compensation expense, and other cost-cutting measures. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.2 million lower during the three months ended September 30, 2020 than the administrative fee charged by Holdings during the three months ended September 30, 2019. In addition, the decrease in general and administrative expenses was partially due to a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020 than in 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended September 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the three months ended September 30, 2019.

Operating income. Operating income decreased by $1.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in operating income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expenses.

The following table summarizes the operating results of the Environmental Services segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$4,378		$7,928		$(3,550)	(44.8)%
Costs of services	1,583		2,262		(679)	(30.0)%
Gross margin	2,795	63.8%	5,666	71.5%	(2,871)	(50.7)%

General and administrative	1,377	31.5%	2,269	28.6%	(892)	(39.3)%
Depreciation, amortization and accretion	1,222	27.9%	1,221	15.4%	1	0.1%
Gain on asset disposals, net	5	0.1%	—		5
Operating income	$191	4.4%	$2,176	27.4%	$(1,985)	(91.2)%

Operating Data
Total barrels of water processed	6,069		10,322		(4,253)	(41.2)%
Average revenue per barrel processed(a)	$0.72		$0.77		$(0.05)	(6.5)%
Revenue variance due to barrels processed					$(3,247)
Revenue variance due to revenue per barrel					$(303)

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $3.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in revenues was due primarily to a decrease of 4.3 million barrels in the volume of water processed and lower prices on the sale of recovered crude oil. Low commodity prices, an excess of supply, and low demand have led to a significant reduction in activity by producers in North Dakota.

Costs of services. Costs of services decreased by $0.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due in part to a decrease of $0.3 million in variable costs (such as chemical and utility expense) resulting from a decrease in volumes, a decrease of $0.2 million in compensation expense as a result of salary reductions and reductions in force, and a decrease of $0.2 million in repairs and maintenance expense.

Gross margin. Gross margin decreased by $2.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to a $3.6 million decrease in revenue, partially offset by a $0.7 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, through a combination of salary reductions, reductions in force, furloughs, hiring freezes, reductions in incentive compensation expense, and other cost-cutting measures. Expenses we incurred for costs that were previously incurred by Holdings pursuant to the Omnibus Agreement were $0.3 million lower during the nine months ended September 30, 2020 than the administrative fee charged by Holdings during the nine months ended September 30, 2019. In addition, the decrease in general and administrative expenses was partially due to a reassessment of the allocation of shared expenses to the various segments, which resulted in less expense being charged to the Environmental Services segment and more expense being charged to the Pipeline Inspection segment in 2020 than in 2019.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the nine months ended September 30, 2020 was not significantly different from depreciation, amortization and accretion expense during the nine months ended September 30, 2019.

Operating income. Operating income decreased by $2.0 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in operating income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expenses.

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

We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to adjusted EBITDA, adjusted EBITDA attributable to limited partners, and distributable cash flow are net income and cash flow from operating activities. Each of these non-GAAP measures excludes some, but not all, of the items that affect the most directly comparable GAAP financial measures. Adjusted EBITDA, adjusted EBITDA attributable to limited partners, and distributable cash flow should not be considered alternatives to net income, income before income taxes, net income (loss) attributable to limited partners, cash flows from operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

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

Reconciliation of Net Income to Adjusted EBITDA and to Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$805	$5,480	$309	$12,504
Add:
Interest expense	959	1,376	3,235	4,102
Depreciation, amortization and accretion	1,464	1,391	4,391	4,155
Income tax expense	282	907	573	1,731
Equity-based compensation	211	303	729	746
Foreign currency losses	—	47	167	—
Less:
Foreign currency gains	106	—	—	138
Adjusted EBITDA	$3,615	$9,504	$9,404	$23,100

Adjusted EBITDA attributable to noncontrolling interests	368	783	1,274	1,114
Adjusted EBITDA attributable to limited partners / controlling interests	$3,247	$8,721	$8,130	$21,986

Less:
Preferred unit distributions	1,033	1,033	3,099	3,099
Cash interest paid, cash taxes paid, maintenance capital expenditures	2,269	1,922	4,463	5,604
Distributable cash flow	$(55)	$5,766	$568	$13,283

Reconciliation of Net Income (Loss) Attributable to Limited Partners to Adjusted
EBITDA Attributable to Limited Partners and to Distributable Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss) attributable to limited partners	$562	$4,846	$(543)	$11,812
Add:
Interest expense attributable to limited partners	959	1,376	3,235	4,102
Depreciation, amortization and accretion attributable to limited partners	1,346	1,255	3,999	3,759
Income tax expense attributable to limited partners	275	894	543	1,705
Equity based compensation attributable to limited partners	211	303	729	746
Foreign currency losses attributable to limited partners	—	47	167	—
Less:
Foreign currency gains attributable to limited partners	106	—	—	138
Adjusted EBITDA attributable to limited partners	3,247	8,721	8,130	21,986

Less:
Preferred unit distributions	1,033	1,033	3,099	3,099
Cash interest paid, cash taxes paid and maintenance capital expenditures attributable to limited partners	2,269	1,922	4,463	5,604
Distributable cash flow	$(55)	$5,766	$568	$13,283

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and to Distributable Cash Flow

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$18,216	$5,055
Changes in trade accounts receivable, net	(21,046)	20,879
Changes in prepaid expenses and other	642	(121)
Changes in accounts payable and accrued liabilities	7,482	(8,023)
Change in income taxes payable	733	(166)
Interest expense (excluding non-cash interest)	2,801	3,711
Income tax expense (excluding deferred tax benefit)	573	1,731
Other	3	34
Adjusted EBITDA	$9,404	$23,100

Adjusted EBITDA attributable to noncontrolling interests	1,274	1,114
Adjusted EBITDA attributable to limited partners / controlling interests	$8,130	$21,986

Less:
Preferred unit distributions	3,099	3,099
Cash interest paid, cash taxes paid, maintenance capital expenditures	4,463	5,604
Distributable cash flow	$568	$13,283

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

At September 30, 2020, our sources of liquidity included:

●	$9.6 million of cash and cash equivalents at September 30, 2020;

●	available borrowings under our Credit Agreement; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

Our current outstanding borrowings, inclusive of finance lease obligations, is $62.6 million. At each quarter end, our borrowing capacity is limited to four times trailing-twelve-month EBITDA (as defined in the Credit Agreement); at September 30, 2020, trailing-twelve-month EBITDA (as defined in the Credit Agreement) was $17.7 million. We expect the leverage ratio under our Credit Agreement to increase in the future until market conditions improve, which would continue to reduce our borrowing capacity at each quarter end. We might not be able to meet the required leverage ratio on the December 31, 2020 quarterly testing date.

In light of the current market conditions, we have made the difficult decision to temporarily suspend payment of common unit distributions. This will enable us to retain more cash to manage our financing needs during these challenging market conditions.

The Credit Agreement matures on May 28, 2021. See further discussion below in the "Our Credit Agreement" section.

At-the-Market Equity Program

In April 2019, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. The maximum amount we may sell varies based on changes in the market value of the units. Currently, the maximum amount we may sell is approximately $3 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

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

Cash Distributions

The following table summarizes the cash distributions declared and paid to our common unitholders for 2019 and 2020:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates(a)
		(in thousands)

February 14, 2019	$0.21	$2,510	$1,606
May 15, 2019	0.21	2,531	1,622
August 14, 2019	0.21	2,534	1,624
November 14, 2019	0.21	2,534	1,627
Total 2019 Distributions	$0.84	$10,109	$6,479

February 14, 2020	$0.21	$2,534	$1,627
May 15, 2020	0.21	2,564	1,648
Total 2020 Distributions (to date)	$0.42	$5,098	$3,275

(a) 64% of the Partnership’s outstanding common units at September 30, 2020 were held by affiliates.

In light of the current market conditions, we have made the difficult decision to temporarily suspend payment of common unit distributions. This will enable us to retain more cash to manage our financing needs during these challenging market conditions.

The following table summarizes the distributions paid to our preferred unitholder for 2019 and 2020:

	Cash	Paid-in-Kind	Total
Payment Date	Distributions	Distributions	Distributions
	(in thousands)

February 14, 2019	$1,033	$—	$1,033
May 15, 2019	1,033	—	1,033
August 14, 2019	1,033	—	1,033
November 14, 2019	1,034	—	1,034
Total 2019 Distributions	$4,133	$—	$4,133

February 14, 2020	$1,033	$—	$1,033
May 15, 2020	1,033	—	1,033
August 14, 2020	1,033	—	1,033
November 14, 2020(a)	1,034	—	1,034
Total 2020 Distributions (to date)	$4,133	$—	$4,133

(a) Third quarter of 2020 distribution was declared and will be paid in the fourth quarter of 2020.

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

Outstanding borrowings at September 30, 2020 and December 31, 2019 were $62.0 million and $74.9 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.6 million of finance lease liabilities at September 30, 2020 that count as indebtedness under the Credit Agreement. Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.4 million and $0.8 million at September 30, 2020 and December 31, 2019, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. The carrying value of our debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 1.5% to 3.0% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 2.5% to 4.0% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement.

The interest rate on our borrowings ranged between 3.33% and 4.80% for the nine months ended September 30, 2020 and 5.54% and 6.02% for the nine months ended September 30, 2019. As of September 30, 2020, the interest rate in effect on our outstanding borrowings was 3.65%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.8 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively and $2.7 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The average debt balance outstanding was $79.1 million and $83.8 million for the three months ended September 30, 2020 and 2019, respectively and $86.6 million and $81.6 million during the nine months ended September 30, 2020 and 2019, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires maintenance of certain financial covenants at each quarter end, including a leverage ratio (as defined in the Credit Agreement) of not more than 4.0 to 1.0 and an interest coverage ratio (as defined in the Credit Agreement) of not less than 3.0 to 1.0. At September 30, 2020, our leverage ratio was 3.5 to 1.0 and our interest coverage ratio was 7.7 to 1.0, pursuant to the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We were in compliance with all debt covenants as of September 30, 2020.

Borrowings under the Credit Agreement at each quarter-end may not exceed four times the trailing-twelve-month EBITDA. Trailing-twelve-month EBITDA, as calculated under the Credit Agreement, was $17.7 million at September 30, 2020.

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

Substantial doubt exists about our ability to continue as a going concern because of the May 28, 2021 maturity date of our Credit Agreement. In addition, our borrowing capacity under the Credit Agreement is limited to a multiple of trailing-twelve-month EBITDA, and the lower levels of EBITDA that we are generating under current market conditions could constrain our borrowing capacity under the Credit Agreement, which could lead to a future event of default under the Credit Agreement. We continue to have discussions with our lenders regarding the possibility of utilizing the U.S. Federal Reserve Main Street Expanded Loan Facility and/or a renewal, modification, and reduction of the current facility. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into a new or amended facilities with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove to be unsuccessful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our existing facility.

Cash Flows

The following table sets forth a summary of the net cash provided by operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$18,216	$5,055
Net cash used in investing activities	(1,461)	(1,479)
Net cash used in by financing activities	(22,865)	(6,222)
Effect of exchange rates on cash	(5)	1
Net decrease in cash and cash equivalents	$(6,115)	$(2,645)

Net cash provided by operating activities. Net operating cash inflows for the nine months ended September 30, 2020 were $18.2 million, consisting of a net income of $0.3 million plus non-cash expenses of $5.7 million and net changes in working capital of $12.2 million. Non-cash expenses included depreciation, amortization, and accretion, impairments, and equity-based compensation expense, among others. The net change in working capital includes a net decrease of $21.0 million in accounts receivable, partially offset by a net increase of $0.6 million in prepaid expenses and other, and by a net decrease of $8.2 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the nine months ended September 30, 2020, we experienced a decrease in inspectors in our Pipeline Inspection segment, which reduced the need to expend cash for working capital.

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

In addition, the collection of approximately $12.1 million of accounts receivable from our customer Pacific Gas and Electric Company (“PG&E”) was delayed as a result of PG&E’s January 2019 bankruptcy filing. In November 2019 we sold $10.4 million of these pre-petition receivables in a non-recourse sale to a third party for cash proceeds of $9.8 million, and in March 2020 we collected from PG&E the remaining $1.7 million of pre-petition receivables under a court-approved “operational integrity supplier” program.

Net cash used in investing activities. Net cash outflows from investing activities for the nine months ended September 30, 2020 were $1.5 million, consisting primarily of costs associated with a new software system for payroll and human resources management.

Net cash outflows from investing activities for the nine months ended September 30, 2019 were $1.5 million, consisting primarily of the purchase of equipment to support the nondestructive examination activities of our Pipeline Inspection segment and costs associated with a new software system for payroll and human resources management.

Net cash used in financing activities. Financing cash inflows for the nine months ended September 30, 2020 primarily consisted of $12.9 million of net repayments on our revolving credit facility. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 pandemic and the significant decline in the price of crude oil. In January, May, June and September 2020, we repaid a combined $52.0 million on the Credit Agreement. Financing cash outflows for the nine months ended September 30, 2020 primarily consisted of $5.1 million of common unit distributions, $3.1 million of preferred unit distributions, and $1.4 million of distributions to the Brown noncontrolling interest owners.

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

Working Capital

Our working capital (defined as net current assets less net current liabilities) was $(31.4) million at September 30, 2020, which included $9.6 million of cash and cash equivalents and $62.0 million of borrowings under our revolving credit facility. Our revolving credit facility, which is due in May of 2021, is classified as current. We continue to have discussions with our lenders regarding the possibility of utilizing the U.S. Federal Reserve Main Street Expanded Loan Facility and/or a renewal, modification, and reduction of the current facility. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into new or amended credit facilities with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove to be unsuccessful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our Credit Facility. Our ability to continue as a going concern is dependent on the re-negotiation of our Credit Facility or such other measures of raising of additional capital. These factors raise substantial doubt over our ability to continue as a going concern, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the Unaudited Condensed Consolidated Balance Sheet. There can be no assurance the Partnership will be able to restructure our capital structure on terms acceptable to the Partnership and our creditors, or at all.

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

Capital Expenditures

We generally have small capital expenditure requirements compared to many other master limited partnerships. Our Environmental Services segment has some capital expenditure requirements for the maintenance of existing water treatment facilities. Our Pipeline Inspection segment does not generally require significant capital expenditures, other than in the nondestructive examination service line, for which we have invested growth capital to acquire field equipment. Our Pipeline & Process Services segment has both maintenance and growth capital needs for heavy equipment and vehicles in order to perform hydrostatic testing and other integrity procedures. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of finance lease obligation payments, were $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $1.2 million for each of the nine months ended September 30, 2020 and 2019 (cash basis).

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

Less than 1% of our consolidated revenues during the nine months ended September 30, 2020 were derived from sales of recovered crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment, pipeline inspection, and pipeline and process services, resulting in an increase or decrease in our revenues and gross margins.

Crude oil prices have decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic. This decline in oil prices led many of our customers to change their budgets and plans, which has decreased their spending on drilling, completions, and exploration. This has had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity has also affected the midstream industry and have led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Such developments would reduce our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk

The interest rate on our Credit Agreement floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $62.0 million as of September 30, 2020. Based on the debt balance outstanding at September 30, 2020, a hypothetical change in interest rates of 1.0% would result in an increase or decrease in our annual interest expense of approximately $0.6 million.

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

A former customer of our Pipeline Inspection segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in August 2019. As of September 30, 2020, our Unaudited Condensed Consolidated Balance Sheet included $0.5 million of pre- petition accounts receivable from Sanchez. We have filed liens to secure $0.4 million of these accounts receivable. We have recorded an allowance of $0.1 million at September 30, 2020 against the accounts receivable from Sanchez. We do not believe it is probable that we will be unable to collect the remaining $0.4 million balance of the pre-petition receivables. However, we cannot make assurances regarding the ultimate collection of these receivables nor can we make assurances regarding the timing of any such collections.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In early 2020, we implemented a new software system for payroll and human resources management. We have applied and are testing internal control procedures related to this new system as deemed necessary.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Diaz v. CEM TIR

On December 12, 2019, three inspectors filed a putative collective action lawsuit alleging that TIR LLC and CEM TIR failed to pay a class of workers overtime in compliance with the FLSA titled Francisco Diaz, et al v. CEM TIR, et al in the United States District Court for the Northern District of Oklahoma. A fourth inspector subsequently opted into the proceeding. TIR LLC and CEM TIR deny the claims. TIR LLC and CEM TIR filed a motion to dismiss one of the plaintiffs for bringing the lawsuit in a venue that was inconsistent with the forum selection clause in his employment agreement mandating suit exclusively in the District Court of Tulsa County, Oklahoma. TIR LLC and CEM TIR also filed a motion to compel arbitration for the other plaintiffs to enforce the binding arbitration clauses in their employment agreements. Rather than challenge the motion, those plaintiffs subsequently initiated arbitration proceedings. On October 15, 2021, the Court granted TIR LLC's and CEM TIR's motion to dismiss in regard to removing the remaining plaintiff.

Other

We have been, are and may in the future be subject to litigation involving allegations of violations of the Fair Labor Standards Act (“FLSA”) and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the FLSA and state wage and hour laws, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Many of our customers are currently defending lawsuits based on claims of violation of the FLSA by inspectors, including in many instances our inspectors. The plaintiffs’ counsel seeks to pursue a collective action in such cases. The customers are the targets of these lawsuits under a theory advanced by the plaintiffs’ counsel that the customers were co-employers of the inspectors. In some instances, our customers have demanded that we provide an indemnification.  We have sought to intervene in many of these cases and have been granted the ability to do so in several. Claims related to the Fair Labor Standards Act are generally not covered by insurance. Further, from time to time, we are subject to various other claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief.

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

Public health threats, such as COVID-19 and other highly communicable diseases, could adversely impact our operations, the operations of our customers, and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our environmental services. Any quarantine of personnel or the inability of personnel to access our offices or work locations could adversely affect our operations, and an extended period of remote working by our employees could also strain our technology resources and introduce operational risks, including a heightened risk of a cybersecurity incident. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Travel restrictions or operational problems in any areas in which we operate, or any reduction in the demand for our environmental services caused by public health threats, may materially impact operations and adversely affect our financial results. Additionally, due to the uncertainties created by the COVID-19 pandemic and the related impact on our business, we have made or may make future employment decisions that may subject us to increased risks related to employment matters, including increased litigation and/or claims for severance or other benefits. Further, we may owe indemnity obligations to customers who may assert that they suffered losses as a result of COVID-19 infection contracted from our employees.

As described in the notes to our unaudited condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern and we are dependent on restructuring of our existing capital to fund our obligations and to continue in operation.

Substantial doubt exists about our ability to continue as a going concern because of the May 28, 2021 maturity date of our Credit Agreement. In addition, our borrowing capacity under the Credit Agreement is limited to a multiple of trailing-twelve-month EBITDA, and the lower levels of EBITDA that we are generating under current market conditions could constrain our borrowing capacity under the Credit Agreement, which could lead to an event of default under the Credit Agreement, including as soon as the December 31, 2020 quarterly measurement date for the leverage ratio. We continue to have discussions with our lenders regarding the possibility of utilizing the U.S. Federal Reserve Main Street Expanded Loan Facility and/or a renewal, modification, and reduction of the current facility. Such modifications could include, among others, a reduction in the available capacity and restrictions on the amounts of future common unit distributions. Our ability to enter into new or amended credit facilities with a longer term will depend on a number of factors, many of which are beyond our control, which include the perceptions of lenders related to our future financial performance, the perceptions of lenders regarding market conditions, the lending strategies and policies of lenders, and other factors. If these efforts prove to be unsuccessful, we would explore other avenues of debt or equity financing, which would likely be more expensive than the financing cost under our Credit Facility. Our ability to continue as a going concern is dependent on the re-negotiation of our Credit Facility or such other measures of raising of additional capital. These factors raise substantial doubt over our ability to continue as a going concern, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the Unaudited Condensed Consolidated Balance Sheet. There can be no assurance the Partnership will be able to restructure our capital structure on terms acceptable to the Partnership and our creditors, or at all.

34

We may issue additional common units and other equity interests ranking junior to the Series A Preferred Units without unitholder approval, which would dilute unitholders’ existing ownership interests.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests, except that, subject to certain limited exceptions, we will need the consent of 66 2/3% of the outstanding Series A Preferred Units representing limited partner interests in the Partnership (“Series A Preferred Units”) to issue any additional Series A Preferred Units or any class or series of partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, ranks equal to or senior to the Series A Preferred Units. Our Series A Preferred Units may be converted into common units at the then-applicable conversion rate at the earlier of (i) May 29, 2021 or (ii) immediately prior to a liquidation of us. In addition, our Series A Preferred Units may be converted into common units on other terms negotiated by the conflicts committee of our board of directors. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal, or senior to, our common units as to distributions, or in liquidation, or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank, including in connection with a conversion of the Series A Preferred Units, will have the following effects:

●	our existing unitholders’ proportionate ownership interest in us will decrease;

●

if at any time, our general partner and its affiliates own more than 80.0% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on unitholders’ investment. Unitholders may also incur a tax liability upon a sale of their units;

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

We may not have sufficient available cash from operating surplus each quarter to enable us to pay distributions to our common unitholders. The holders of our Series A Preferred Units are entitled to receive quarterly distributions equal to 9.5% per year plus accrued and unpaid distributions prior to distributions to holders of our common units.

We may not have sufficient available cash from operating surplus each quarter to enable us to pay a common unit distribution or the required distribution on the Series A Preferred Units. Our lenders may require us to modify our capital structure as part of a renewal of our credit facility. In the event that the Partnership is unable to generate sufficient cash from operating surplus to pay the required distribution on the Series A Preferred Units, the Partnership may seek to renegotiate the terms of the Series A Preferred Units with the related party holders thereof, including negotiating the conversion of such Series A Preferred Units into common units.  The conflicts committee of the board of directors would represent the Partnership in any such related party transaction.  The holders of the Series A Preferred Units may be unwilling to renegotiate the terms of the Series A Preferred Units on terms that are beneficial and/or acceptable to the Partnership or at all. The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

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

35

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

If we cannot continue to meet the continued listing requirements of the NYSE, the NYSE may delist our common units, which would have an adverse impact on the trading volume, liquidity and market price of our common units.

The NYSE has several listing requirements set forth in the NYSE Listed Company Manual. For example, Section 802.01C of the NYSE Listed Company Manual requires that our common units trade at a minimum average closing price of $1.00 per common unit over a consecutive 30 trading day period. Pursuant to the rules of the NYSE, if we fail to maintain this listing requirement, we will have a six month period in which to regain compliance or be delisted. In addition, our common units could also be delisted if our average market capitalization over a consecutive 30 trading day period is less than $15 million. If such event were to occur, we would not have an opportunity to cure the deficiency, and, as a result, our common units would be suspended from trading on the NYSE immediately and the NYSE would begin the process to delist our common units, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will continue to comply with the other NYSE continued listing standards in such case.

Failure to maintain our NYSE listing could negatively impact us and our unitholders by reducing the willingness of investors to hold our common units because of the resulting decreased price, liquidity and trading of our common units, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common units to adhere to more stringent rules and may limit our ability to raise capital by issuing additional securities or obtaining additional financing in the future. Delisting may also adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

In addition, regardless of compliance with the listing standards of the NYSE, the board of directors of our general partner may determine that it is no longer economically viable or attractive to remain a publicly traded partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Index

Exhibit number	Description

3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P., dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 6, 2020)

3.4	Amended and Restated Limited Liability Company Agreement of Cypress Environmental Partners, GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

3.5	First Amendment to Amended and Restated Limited Liability Agreement of Cypress Energy Partners GP, LLC, dated as of March 5, 2020 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on March 6, 2020)

3.6	Certificate of Limited Partnership of Cypress Environmental Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.7	Certificate of Amendment to the Certificate of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 2, 2020 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on March 6, 2020)

3.8	Certificate of Formation of Cypress Environmental Partners, GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.9	First Amendment to the Certificate of Formation of Cypress Energy Partners GP, LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on March 6, 2020)

10.1	Second Amended and Restated Omnibus Agreement among Cypress Energy Holdings, LLC, Cypress Environmental Management, LLC, Cypress Environmental Partners, LLC, Cypress Environmental Partners, L.P., Cypress Environmental Partners GP, LLC, Tulsa Inspection Resources, LLC and Tulsa Inspection Resources – Canada ULC, dated as of January 1, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 3, 2020

31.1 *	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	** Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	** Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Date File

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on November 12, 2020.

Cypress Environmental Partners, L.P.

By: Cypress Environmental Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By: Peter C. Boylan III

Title: Chief Executive Officer

/s/ Jeffrey A. Herbers
By: Jeffrey A. Herbers

Title: Chief Financial Officer and Principal Accounting Officer