Form 10-Q
period 2021-03-31
Cypress Environmental Partners, L.P.
filed 2021-05-14
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________TO_________

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

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☒       Smaller reporting company ☒      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 10, 2021, the registrant had 12,331,305 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Environmental Partners, L.P.,” “the partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“CBI” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEM LLC” refers to Cypress Environmental Management, LLC, a wholly-owned subsidiary of the General Partner;

●	“CEM TIR” refers to Cypress Environmental Management – TIR, LLC, a wholly-owned subsidiary of CEM LLC;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to a nationally certified women owned business, CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Environmental Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 45% of our outstanding common units as of May 10, 2021;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refers collectively to TIR LLC, TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

CAUTIONARY REMARKS REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Quarterly Report on Form 10-Q includes “forward-looking statements.” These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward- looking statements are reasonable, they do involve certain assumptions, risks, and uncertainties, and we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2021, and in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report on Form 10-Q and speak only as of the date of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I.    FINANCIAL INFORMATION

ITEM 1.	Unaudited Condensed Consolidated Financial Statements

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2021 and December 31, 2020
(in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,291	$17,893
Trade accounts receivable, net	13,565	18,420
Prepaid expenses and other	1,926	2,033
Total current assets	20,782	38,346
Property and equipment:
Property and equipment, at cost	26,858	26,929
Less: Accumulated depreciation	17,050	16,470
Total property and equipment, net	9,808	10,459
Intangible assets, net	16,719	17,386
Goodwill	50,407	50,389
Finance lease right-of-use assets, net	538	607
Operating lease right-of-use assets	1,831	1,987
Debt issuance costs, net	1,079	242
Other assets	572	570
Total assets	$101,736	$119,986

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,819	$2,070
Accounts payable - affiliates	5,697	58
Accrued payroll and other	6,949	4,876
Income taxes payable	345	328
Finance lease obligations	250	250
Operating lease obligations	357	439
Total current liabilities	15,417	8,021
Long-term debt	41,829	62,029
Finance lease obligations	238	300
Operating lease obligations	1,413	1,549
Other noncurrent liabilities	339	182
Total liabilities	59,236	72,081

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,331 and 12,213 units outstanding at March 31, 2021 and December 31, 2020, respectively)	23,581	27,507
Preferred units (5,769 units outstanding at March 31, 2021 and December 31, 2020)	45,324	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,708)	(2,655)
Total partners’ capital	40,321	43,267
Noncontrolling interests	2,179	4,638
Total owners’ equity	42,500	47,905
Total liabilities and owners’ equity	$101,736	$119,986

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2021 and 2020
(in thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020
Revenue	$26,946	$68,483
Costs of services	24,050	60,528
Gross margin	2,896	7,955

Operating costs and expense:
General and administrative	4,326	5,940
Depreciation, amortization and accretion	1,239	1,208
Gain on asset disposals, net	(37)	(12)
Operating (loss) income	(2,632)	819

Other (expense) income:
Interest expense, net	(802)	(1,124)
Foreign currency gain (loss)	69	(457)
Other, net	116	105
Net loss before income tax (benefit) expense	(3,249)	(657)
Income tax (benefit) expense	(102)	220
Net loss	(3,147)	(877)

Net loss attributable to noncontrolling interests	(494)	(88)
Net loss attributable to limited partners	(2,653)	(789)

Net income attributable to preferred unitholder	1,033	1,033
Net loss attributable to common unitholders	$(3,686)	$(1,822)

Net loss per common limited partner unit:
Basic and diluted	$(0.30)	$(0.15)

Weighted average common units outstanding:
Basic and diluted	12,243	12,096

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2021 and 2020
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(3,147)	$(877)
Other comprehensive (loss) income - foreign currency translation	(53)	348
Comprehensive loss	(3,200)	(529)

Comprehensive loss attributable to noncontrolling interests	(494)	(88)
Comprehensive income attributable to preferred unitholder	1,033	1,033
Comprehensive loss attributable to common unitholders	$(3,739)	$(1,474)

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Owners’ Equity
(in thousands)

	Three Months Ended March 31, 2021
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2020	$27,507	$44,291	$(25,876)	$(2,655)	$4,638	$47,905
Net (loss) income for the period January 1, 2021 through March 31, 2021	(3,686)	1,033	—	—	(494)	(3,147)
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Distributions	—	—	—	—	(1,965)	(1,965)
Equity-based compensation expense	253	—	—	—	—	253
Equity-based compensation reclassified to liabilities	(266)	—	—	—	—	(266)
Taxes paid related to net share settlement of equity-based compensation	(227)	—	—	—	—	(227)
Owners’ equity at March 31, 2021	$23,581	$45,324	$(25,876)	$(2,708)	$2,179	$42,500

	Three Months Ended March 31, 2020
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2019	$37,334	$44,291	$(25,876)	$(2,577)	$5,019	$58,191
Net (loss) income for the period January 1, 2020 through March 31, 2020	(1,822)	1,033	—	—	(88)	(877)
Foreign currency translation adjustment	—	—	—	348	—	348
Distributions	(2,534)	(1,033)	—	—	(26)	(3,593)
Equity-based compensation expense	264	—	—	—	—	264
Taxes paid related to net share settlement of equity-based compensation	(138)	—	—	—	—	(138)
Owners’ equity at March 31, 2020	$33,104	$44,291	$(25,876)	$(2,229)	$4,905	$54,195

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(3,147)	$(877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	1,443	1,480
Gain on asset disposals, net	(37)	(12)
Interest expense from debt issuance cost amortization	180	144
Equity-based compensation expense	253	264
Equity in earnings of investee	(73)	(42)
Distributions from investee	75	—
Foreign currency (gains) losses	(69)	457
Changes in assets and liabilities:
Trade accounts receivable	4,855	7,698
Prepaid expenses and other	142	(577)
Accounts payable and accounts payable - affiliates	5,277	(1,197)
Accrued payroll and other and other noncurrent liabilities	1,967	(3,154)
Income taxes payable	17	221
Net cash provided by operating activities	10,883	4,405

Investing activities:
Proceeds from fixed asset disposals	41	26
Purchase of property and equipment, excluding finance leases	(36)	(1,055)
Net cash provided by (used in) investing activities	5	(1,029)

Financing activities:
Borrowings on credit facility	—	32,000
Payments on credit facility	(20,200)	(5,000)
Debt issuance cost payments	(938)	(19)
Payments on finance lease obligations	(60)	(61)
Taxes paid related to net share settlement of equity-based compensation	(227)	(138)
Distributions	(1,965)	(3,593)
Net cash (used in) provided by financing activities	(23,390)	23,189

Effect of exchange rates on cash	—	(7)

Net (decrease) increase in cash and cash equivalents	(12,502)	26,558
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $651 and $551 at December 31, 2020 and December 31, 2019, respectively)	18,544	16,251
Cash and cash equivalents, end of period (includes restricted cash equivalents of $751 and $551 at March 31, 2021 and March 31, 2020)	$6,042	$42,809

Non-cash items:
Accounts payable and accrued payroll and other excluded from capital expenditures	$24	$366
Acquisitions of finance leases included in liabilities	$—	$247

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Organization and Operations

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

The Environmental Services segment owns and operates nine water treatment facilities with ten EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these water treatment facilities and we own a 25% interest in the remaining facility. These water treatment facilities are connected to thirteen pipeline gathering systems, including two that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for transportation of water via pipeline, and receive fees from a partially owned water treatment facility for management and staffing services (see Note 6).

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 include our accounts and those of our controlled subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2020 is derived from our audited financial statements.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Unaudited Condensed Consolidated Financial Statements include all adjustments considered necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed herein. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete consolidated financial statements. However, we believe that the disclosures made are adequate to make the information not misleading. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2020 included in our Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain previously-reported amounts have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of our Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The COVID-19 pandemic and the volatility in the price of crude oil have created and may continue to create significant uncertainty in macroeconomic conditions, which may continue to cause decreased demand for our services and adversely impact our results of operations. We consider these changing economic conditions as we develop accounting estimates, such as our annual effective tax rate, allowance for bad debts, and long-lived asset impairment assessments. We expect our accounting estimates to continue to evolve depending on the duration and degree of the impact of the COVID-19 pandemic and the volatility in the price of crude oil. Our accounting estimates may change as new events and circumstances arise.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

Our significant accounting policies are consistent with those described in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2020.

Goodwill

We have $50.4 million of goodwill on our Unaudited Condensed Consolidated Balance Sheet at March 31, 2021. Of this amount, $40.3 million relates to the Inspection Services segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed and operated. We have determined that our Inspection Services and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

For our Inspection Services and Environmental Services segments, we performed qualitative goodwill impairment analyses at March 31, 2021 and concluded that the fair values of the reporting units were more likely than not greater than their carrying values. Our evaluation included various qualitative factors, including current and projected earnings, current customer relationships and projects, and the impact of commodity prices on our earnings. The qualitative assessment on these reporting units indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from the assumptions and estimates we used in our qualitative analyses could have resulted in the requirement to perform quantitative goodwill impairment analyses. It is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. For the Inspection Services segment, such changes could include, among others, a slower than expected recovery in demand for inspection and integrity services and increased pessimism among market participants, which could increase the discount rate on (and therefore reduce the value of) estimated future cash flows. For the Environmental Services segment, such changes could include, among others, a slower than expected recovery in demand for petroleum products, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore reduce the value of) estimated future cash flows.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms and have established policies and procedures that allow for an evaluation of the creditworthiness of each of our customers. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. As of both March 31, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $0.5 million.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued payroll	$4,006	$1,799
Customer deposits and accruals	1,855	2,118
Other	1,088	959
	$6,949	$4,876

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

As of March 31, 2021, and December 31, 2020, we recognized a refund liability of $0.8 million within our Inspection Services segment for revenue associated with variable consideration. In addition, we have recorded other refund liabilities of $0.8 million at March 31, 2021 and December 31, 2020.

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

Our Unaudited Condensed Consolidated Balance Sheet at March 31, 2021 includes $2.7 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net (loss) income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gain (loss) in our Unaudited Condensed Consolidated Statements of Operations.

New Accounting Standards

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

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks, with Deutsche Bank Trust Company Americas serving as the Administrative Agent. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement was amended in March 2021. As amended, the Credit Agreement has a total capacity of $75.0 million, subject to various customary covenants and restrictive provisions, and matures on May 31, 2022.

Outstanding borrowings at March 31, 2021 and December 31, 2020 were $41.8 million and $62.0 million, respectively, and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.5 million and $0.6 million of finance lease liabilities at March 31, 2021 and December 31, 2020, respectively, that count as indebtedness under the Credit Agreement. The average debt balance outstanding was $60.6 million and $77.8 million during the three months ended March 31, 2021 and 2020, respectively.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 2.00% to 3.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 3.00% to 4.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 3.61% and 4.37% for the three months ended March 31, 2021 and 3.61% and 4.80% for the three months ended March 31, 2020. As of March 31, 2021, the interest rate in effect on our outstanding borrowings was 4.36%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.6 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires us to maintain certain financial covenants, including a leverage ratio and an interest coverage ratio. The interest coverage ratio is calculated as the trailing-twelve-month EBITDA (as defined in the Credit Agreement) divided by trailing-twelve-month pro forma interest expense (as defined in the Credit Agreement). The minimum interest coverage ratio is 3.0 at each quarter end. At March 31, 2021 and December 31, 2020, our interest coverage ratios were 4.4 and 5.0, respectively. The leverage ratio is calculated as the debt outstanding (inclusive of finance leases) divided by trailing-twelve-month EBITDA (as defined in the Credit Agreement). The maximum leverage ratio is 6.0 at March 31, 2021, 5.3 at June 30, 2021, 4.5 at September 30, 2021, and 4.0 at December 31, 2021. At March 31, 2021 and December 31, 2020, our leverage ratios were 5.2 and 5.4, respectively.

As of March 31, 2021, we were in compliance with all covenants of the Credit Agreement. However, maintaining compliance with the covenants in the future will require us to generate a sufficient level of EBITDA, which will be dependent on the level of activity in the markets we serve and on our ability to win awards for work from our customers. Based on our forecasts, we do not expect to meet one or both of the financial covenant ratios. If this were to occur, and if we were unable to obtain from the lenders a waiver of the covenant violation, we would be in default on the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. Because of these covenants and the potential consequences of not maintaining compliance with them, management has concluded that there is substantial doubt about the Partnership's ability to continue as a going concern.

The Credit Agreement contains significant limitations on our ability to pay cash distributions. We may only pay the following cash distributions:

●	distributions to common and preferred unitholders, to the extent of income taxes estimated to be payable by these unitholders resulting from allocations of our earnings;

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $1.1 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. We incurred $1.0 million of debt issuance costs related to the March 2021 amendment to the Credit Agreement.

The carrying value of our long-term debt approximates fair value, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

In April 2021, we borrowed $8.5 million on the Credit Agreement.

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

Series A Preferred Units

On May 29, 2018 (the “Closing Date”), we sold 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) to an affiliate (“the Purchaser”) for a cash purchase price of $7.54 per Preferred Unit, resulting in gross proceeds of $43.5 million. The Purchaser is entitled to receive quarterly distributions that represent an annual return of 9.5% on the Preferred Units. Of this 9.5% annual return, we have the option to pay 7.0% in kind (in the form of issuing additional preferred units) for the first twelve quarters after the Closing Date. The Preferred Units rank senior to our common units, and we must pay distributions on the Preferred Units (including any arrearages) before paying distributions on our common units. In addition, the Preferred Units rank senior to the common units with respect to rights upon liquidation. As described in Note 3, our Credit Agreement, as amended in March 2021, places significant restrictions on our ability to pay cash distributions on the Preferred Units.

After the third anniversary of the Closing Date, the Purchaser will have the option to convert the Preferred Units into common units on a one-for- one basis. If certain conditions are met after the third anniversary of the Closing Date, we will have the option to cause the Preferred Units to convert to common units. After the third anniversary of the Closing Date, we will also have the option to redeem the Preferred Units. We may redeem the Preferred Units (a) at any time after the third anniversary of the Closing Date and on or prior to the fourth anniversary of the Closing Date at a redemption price equal to 105% of the issue price, and (b) at any time after the fourth anniversary of the Closing Date at a redemption price equal to 101% of the issue price.

At-the-Market Equity Program

In April 2018, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program, up to an aggregate offering amount of $10.0 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Net Loss per Unit

Our net loss is attributable and allocable to three ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, and (3) our common unitholders. Income attributable to our preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Net (loss) income attributable to noncontrolling interests represents 49% of the loss generated by CBI and 51% of the income generated by CF Inspection. Net loss income attributable to common unitholders represents our remaining net loss, after consideration of amounts attributable to our preferred unitholder and the noncontrolling interests.

Basic net loss per common limited partner unit is calculated as net loss attributable to common unitholders divided by the basic weighted average common units outstanding. Diluted loss per common limited partner unit includes the net income attributable to preferred unitholder and the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation.

The following table summarizes the calculation of the basic net loss per common limited partner unit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per unit data)
Net loss attributable to common unitholders	$(3,686)	$(1,822)
Weighted average common units outstanding	12,243	12,096
Basic and diluted net loss per common limited partner unit	$(0.30)	$(0.15)

For the three months ended March 31, 2021 and 2020, the preferred units and the long-term incentive plan unvested units would have been antidilutive, and therefore diluted net loss per common limited partner unit and basic net loss per common limited partner unit are the same amount.

Distributions

We paid common unit distributions of $2.5 million in February 2020 and $2.6 million in May 2020. In July 2020, in light of the challenging market conditions, we made the difficult decision to temporarily suspend payment of common unit distributions. This has enabled us to retain more cash to manage our financing needs. As described in Note 3, our Credit Agreement, as amended in March 2021, contains significant restrictions on our ability to pay cash distributions on common units.

We paid four preferred unit distributions of $1.0 million each in 2020. As described in Note 3, our Credit Agreement, as amended in March 2021, contains significant restrictions on our ability to pay cash distributions on preferred units. We have not paid any preferred unit distributions thus far in 2021.

CBI’s company agreement generally requires CBI to make an annual distribution to its members equal to or greater than the amount of CBI’s taxable income multiplied by the maximum federal income tax rate. In March 2021, CBI declared and paid a distribution of $4.0 million, of which $2.0 million was distributed to us and the remainder was distributed to noncontrolling interest owners.

Long-Term Incentive Plan ("LTIP")

During March 2021, four members of our Board of Directors (“Directors”) elected to have their LTIP units net settled upon vesting for tax withholding purposes. As the Directors are not considered employees under the IRS statutory withholding requirements, any unit withholding upon settlement is considered an excess withholding, resulting in liability accounting treatment for the entire award. The modification of these awards from equity awards to liability awards did not result in the recognition of any additional compensation cost. As of March 31, 2021, we recorded $0.3 million of liabilities in accrued payroll and other and other noncurrent liabilities related to these awards on our Unaudited Condensed Consolidated Balance Sheet. The remaining unvested LTIP units previously granted to employees continue to be accounted for as equity awards.

6.	Related-Party Transactions

Holdings

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement provides for, among other things, our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing water treatment and other water and environmental services. So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement. We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors. Because of our limited partnership structure, all of the employees who conduct our business are employed by affiliates of Holdings, although we often refer to these individuals in this report as our employees. We generally reimburse Holdings for the compensation costs associated with these employees.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of less than $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.2 million for each of the three months ended March 31, 2021 and 2020. Accounts receivable from Arnegard totaled $0.2 million at March 31, 2021 and December 31, 2020 and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard was $0.3 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively, and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned business. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise, as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the three months ended March 31, 2021 and 2020, CF Inspection, which is part of the Inspection Services segment, represented approximately 7.7% and 3.8% of our consolidated revenue, respectively.

Continental Resources, Inc.

A member of our Board of Directors is the President and Chief Operating Officer of Continental Resources, Inc. ("Continental"). Our Environmental Services segment began providing water treatment services to Continental at the end of 2020. Revenues from Continental during the three months ended March 31, 2021 were $0.2 million.

7.	Commitments and Contingencies

Security Deposits

We have various obligations that are secured with short-term security deposits totaling $0.8 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively. These amounts are reported in restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows and in prepaid expenses and other on our Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain agreements with customers offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the agreements, the agreements may provide the customer the right to receive a credit or refund for overcharges identified. At any given time, we may have multiple audits ongoing. As of March 31, 2021 and December 31, 2020, we established reserves of $0.3 million as estimates of potential liabilities related to these compliance audit contingencies.

Legal Proceedings

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

8.	Reportable Segments

Our operations consist of three reportable segments: (i) Inspection Services, (ii) Pipeline & Process Services, and (iii)Water and Environmental Services (“Environmental Services”). The amounts within “Other” represent corporate and overhead items not specifically allocable to the other reportable segments.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Inspection	Pipeline and	Environmental
	Services	Process Services	Services	Other	Total
Three months ended March 31, 2021

Revenue	$25,452	$322	$1,172	$—	$26,946
Costs of services	22,830	820	400	—	24,050
Gross margin	2,622	(498)	772	—	2,896
General and administrative	3,205	430	435	256	4,326
Depreciation, amortization and accretion	552	136	427	124	1,239
Gains on asset disposals, net	—	(37)	—	—	(37)
Operating loss	$(1,135)	$(1,027)	$(90)	$(380)	(2,632)
Interest expense, net					(802)
Gains on foreign currency					69
Other, net					116
Net loss before income tax (benefit) expense					$(3,249)

Three months ended March 31, 2020

Revenue	$63,895	$2,922	$1,666	$—	$68,483
Costs of services	57,523	2,361	644	—	60,528
Gross margin	6,372	561	1,022	—	7,955
General and administrative	4,518	640	557	225	5,940
Depreciation, amortization and accretion	556	145	411	96	1,208
(Gain) loss on asset disposals, net	—	(26)	14	—	(12)
Operating income (loss)	$1,298	$(198)	$40	$(321)	819
Interest expense, net					(1,124)
Losses on foreign currency					(457)
Other, net					105
Net loss before income tax expense					$(657)

Total Assets

March 31, 2021	$71,450	$5,840	$19,250	$5,196	$101,736

December 31, 2020	$82,458	$11,988	$19,708	$5,832	$119,986

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including, among other things, the risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, capital expenditures, weather, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, all of which are difficult to predict. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed may or may not occur. See “Cautionary Remarks Regarding Forward-Looking Statements” in the front of this Quarterly Report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into three segments: (1) our Inspection Services (“Inspection Services”) segment comprises the TIR Entities; (2) our Pipeline & Process Services (“Pipeline & Process Services”) segment comprises our 51% ownership in Cypress Brown Integrity, LLC and; (3) our Water and Environmental Services (“Environmental Services”) segment comprises our water treatment facilities. The financial information for the Inspection Services, Pipeline & Process Services and Environmental Services segments is included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Ownership

As of March 31, 2021, Holdings and its affiliates own 64% of our common units. Holdings’ ownership group also owns 100% of the General Partner and certain incentive distribution rights (although no such incentive distributions have been paid to date), and an affiliate of Holdings owns 100% of the preferred units.

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

Inspection Services

The Inspection Services segment generates revenue primarily by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets, such as midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our revenues in this segment are driven primarily by the number of inspectors who perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment are subject to seasonal variations and interim activity may not be indicative of yearly activity, considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather. The first and fourth quarters of each year are typically slower than the second and third quarters, due to weather conditions and customers’ budgeting cycles.

Pipeline & Process Services

The Pipeline & Process Services segment generates revenue primarily by providing essential environmental services including hydrostatic testing, chemical cleaning, water transfer and recycling, pumping, pigging, flushing, filling, dehydration, caliper runs, in-line inspection tool run support, nitrogen purging, and drying services to energy companies and pipeline construction companies. We perform services on newly-constructed and existing pipelines and related infrastructure. We generally charge our customers in this segment on a fixed-bid basis, depending on the size and length of the pipeline being tested, the complexity of services provided, and the utilization of our work force and equipment. Our results in this segment are driven primarily by the number of projects we are awarded and the nature and duration of the projects. Revenue and costs in this segment may be subject to seasonal variations and interim activity may not be indicative of yearly activity, considering that many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, field work during the winter months may be hampered or delayed due to inclement weather. The first and fourth quarters of each year are typically slower than the second and third quarters, due to weather conditions and customers’ budgeting cycles.

Environmental Services

The Environmental Services segment owns and operates nine water treatment facilities with ten EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these water treatment facilities and we own a 25% interest in the other facility. These water treatment facilities are connected to thirteen pipeline gathering systems, including two that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially-owned water treatment facility for management and staffing services.

Outlook

Overall

Our 2020 results were the worst in our short history following our best year in 2019. The financial results in 2020 were adversely affected by a significant decline in oil prices, which was driven in part by increased supply from Russia, Saudi Arabia, and other oil-producing nations as a result of a price war and in part by a significant decrease in demand as a result of the COVID-19 pandemic. The combination of these events led many of our customers to cancel planned construction projects and defer regular maintenance projects whenever possible. The effects of these events placed significant financial pressures on the vast majority of our customers to reduce costs, which led some of our customers to aggressively pursue pricing concessions. We value our long-term customer relationships and worked closely with them to address this reality, which in turn required us to modify what pay we could offer to our valued inspectors. Despite the COVID-19 pandemic, we continued our field operations without any significant disruption in our service to our customers.

Previously, OPEC started a price war for market share in November 2014 that led to a downturn that lasted through 2017. The industry, our customers, and we benefitted from a rebound in 2018 and 2019. In the years leading into 2020, many companies had been active in constructing new energy infrastructure, such as pipelines, gas plants, compression stations, pumping stations, and storage facilities, which afforded us the opportunity to provide our inspection and integrity services on these projects. The commodity price decline in 2020 led our customers to change their budgets and plans, and to decrease their spending on capital expenditures. This, in turn, had an impact on regular maintenance work and the construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. The volatility in crude oil prices is illustrated in the chart below, which shows the average monthly spot price for West Texas Intermediate crude oil from 2018 through early 2021:

Recognizing the impact of the COVID-19 pandemic, we took swift and decisive actions in 2020 to reduce overhead and other costs through a combination of salary reductions, reductions in workforce, and other cost-cutting measures. We elected to defer some discretionary capital expenditures and we remain focused on opportunities to reduce our working capital needs. In early 2021, we took additional actions to further reduce our costs with some additional reductions in workforce and furloughs. These actions have significantly lowered our general and administrative costs. While reducing certain costs, we have also made investments in personnel in our account management and business development teams, to position ourselves to take advantage of the market’s eventual recovery. In addition, the challenging market conditions notwithstanding, we have begun the process of prospectively restoring the salaries of certain key employees that accepted temporary salary reductions in 2020.

In March 2021, we entered into an amendment to our existing credit facility that extended the maturity date of the facility to May 2022, reduced the total borrowing capacity under the facility from $110.0 million to $75.0 million, and made the leverage ratio covenant temporarily less restrictive. See further discussion regarding our credit facility below in the “Our Credit Agreement” section.

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

The vaccination process for COVID-19 has progressed, which has likely been a leading factor in the recent recovery in demand for crude oil. The price of crude oil has increased in 2021, with the average daily spot price for West Texas Intermediate crude oil increasing from $48.35 per barrel at December 31, 2020 to $64.92 per barrel at May 10, 2021. We expect this increase in crude oil prices to lead customers to increase their maintenance and capital spending plans. This should provide more opportunity to provide inspection, integrity, and water treatment services. We continue to focus on winning new customers while supporting our existing clients.

Sales and business development remain one of our top priorities, and we are bidding on many projects with both existing and prospective new customers. The near-term recovery remains fragile, as market participants evaluate the risks associated with new variants of the coronavirus. Our customers continue to evaluate these changing circumstances. Historically, as commodity prices increase, customers begin to increase their spending, which increases our opportunities to provide services. Although higher commodity prices typically benefit our business, we typically experience a lag between when commodity prices increase and when our customers begin to increase their spending for inspection, integrity, and water treatment services. We believe there will be significant long-term demand for our services, and we continue our efforts to diversify our customer base. We have continued to invest in talent in the areas of account management and business development. We strive to position ourselves as a stable and reliable provider of high-quality services to our customer base.

In 2020 we made the strategic decision to pursue new inspection markets to diversify our inspection business to markets not tied to commodity prices. We have the expertise and systems to offer inspection services into new markets including municipal water, sewer, bridges, electrical transmission, marine coatings, and renewables (such as wind, solar, and hydroelectric). We have been bidding inspection jobs in these new markets and many of our inspectors and employees have the skills to offer services to these new markets. Over the long term, we hope to have the majority of our inspection revenue coming from these new segments.

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

Inspection Services

Revenues of our Inspection Services segment decreased from $63.9 million during the three months ended March 31, 2020 to $25.5 million during the three months ended March 31, 2021, a decrease of 60%. At the end of the first quarter of 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to reduce their spending on capital expenditures and maintenance projects. Most projects that were already in process continued, despite the COVID-19 pandemic. However, many customers announced reductions in their capital expansion budgets and deferrals of planned construction projects, which significantly reduced our opportunities to generate revenue from inspection services. The lower level of activity continued into the first quarter of 2021. Our average monthly inspector headcount reached a low of 436 in January 2021 and increased to 459 in March 2021. Gross margins in this segment decreased from $6.4 million during the three months ended March 31, 2020 to $2.6 million during the three months ended March 31, 2021, a decrease of 59%. This decrease resulted from lower revenues, partially offset by a higher gross margin percentage.

We expect customers to continue to conduct maintenance activities, many of which are government-mandated. However, many clients are deferring maintenance work whenever possible if they have the option. We believe our reputation developed over 18 years will give us a competitive advantage during this challenging industry downturn when many of our competitors may not survive.

We continue to bid on new inspection opportunities. We operate in a very large market, with more than 3,000 customer prospects who require federally and/or state-mandated inspection and integrity services. Our focus remains on maintenance and integrity work on existing pipelines, as well as work on new projects. The majority of our clients are large public companies with long planning cycles that lead to healthy backlogs of new long-term projects when market conditions warrant and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that our customers will require our inspection services regardless of commodity prices. However, any prolonged downturn in oil and natural gas prices could lead to reduced demand for our services.

Pipeline & Process Services

Revenues of our Pipeline & Process Services segment decreased from $2.9 million during the three months ended March 31, 2020 to $0.3 million during the three months ended March 31, 2021, a decrease of 89%. Our Pipeline & Process Services segment remained busy during most of 2020, as hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued. However, the pandemic and the resultant low oil prices led to a significant reduction in the launch of new construction projects, and as a result there are fewer hydrotesting projects to bid on than in the past. Revenues reached a low of less than $0.1 million in January and February 2021 and increased to $0.3 million in March 2021. In early 2021, we implemented a cost reduction plan that included salary reductions, furloughs, and a reduction in workforce.

CBI continues to enjoy an excellent reputation in the industry. We continue to bid on new projects and we believe this market downturn may put some competitors out of business. Bid activity has recently increased after a very slow start in 2021. However, the backlog remains weak.

Environmental Services

Revenues of our Environmental Services segment decreased from $1.7 million during the three months ended March 31, 2020 to $1.2 million during the three months ended March 31, 2021, a decrease of 30%. Volatility in commodity prices and market uncertainty due to the COVID-19 pandemic led to a significant reduction in activity by producers in North Dakota. Gross margins decreased from $1.0 million during the three months ended March 31, 2020 to $0.8 million during the three months ended March 31, 2021, a decrease of 25%.

Bakken Clearbrook oil pricing was under intense pressure during 2020, along with WTI oil prices. WTI oil prices decreased throughout the first half of 2020 before gradually increasing in the second half of the year. Pipeline capacity and storage constraints also adversely affected this market. Several prominent exploration and production customers elected to shut in their production instead of selling oil at the low market prices. According to a published rig count as of December 31, 2020, the Williston basin of the Bakken totaled 11 rigs, down 82% from its peak in 2019 of 61 rigs. During late 2020, the largest customer of one of our highest-volume facilities notified us of its decision to build its own facility and began sending most of its water to that facility in February 2021.

WTI oil prices began increasing in December 2020 and continued to increase in the first quarter of 2021, reaching $59.19 per barrel at March 31, 2021. According to a published rig count, the number of rigs in the Williston basin increased modestly from 11 rigs at December 31, 2020 to 14 rigs at March 31, 2021. We expect the increase in oil prices in early 2021 to lead to an increase in exploration and production activity in the Bakken. We recently completed a new contract with a public energy company to connect its pipeline to one of our water treatment facilities, and we began receiving water from the pipeline in October 2020. Our monthly volume reached a low of 0.4 million barrels in February 2021 and increased to 0.5 million barrels in March 2021.

Although market conditions have been adverse, we continue to benefit from the fact that 99% of our water in first quarter 2021 was produced water from existing wells (rather than flowback water from new wells) and 66% of our water in first quarter 2021 was from pipelines. We also took steps to reduce our operating costs.

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

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$26,946	$68,483
Costs of services	24,050	60,528
Gross margin	2,896	7,955

Operating costs and expense:
General and administrative - segment	4,070	5,715
General and administrative - corporate	256	225
Depreciation, amortization and accretion	1,239	1,208
Gain on asset disposals, net	(37)	(12)
Operating (loss) income	(2,632)	819

Other (expense) income:
Interest expense, net	(802)	(1,124)
Foreign currency gain (loss)	69	(457)
Other, net	116	105
Net loss before income tax (benefit) expense	(3,249)	(657)
Income tax (benefit) expense	(102)	220
Net loss	(3,147)	(877)

Net loss attributable to noncontrolling interests	(494)	(88)
Net loss attributable to limited partners	(2,653)	(789)

Net income attributable to preferred unitholder	1,033	1,033
Net loss attributable to common unitholders	$(3,686)	$(1,822)

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

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to a lower average debt balance outstanding and lower average interest rate. Average debt outstanding was $60.6 million for the three months ended March 31, 2021, compared to $77.8 million for the three months ended March 31, 2020. The average interest rate was 3.9% for the three months ended March 31, 2021, compared to 4.7% for the three months ended March 31, 2020.

Foreign currency (losses) gains. Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency (losses) gains in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency gains during the three months ended March 31, 2021 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar increased 1% relative to the U.S. dollar during the first quarter of 2021). The net foreign currency losses during the three months ended March 31, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar decreased 7% relative to the U.S. dollar during the first quarter of 2020).

Other, net. Other income includes income associated with our 25% interest in a water treatment facility, which we account for under the equity method.

Income tax (benefit) expense. Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax. We estimate an annual tax rate based on our projected income for the year and apply that annual tax rate to our year-to-date earnings. Income tax (benefit) expense was ($0.1) million and $0.2 million, respectively, for each of the three months ended March 31, 2021 and 2020. The decrease in income tax expense from the three months ended March 31, 2020 to the three months ended March 31, 2021 was primarily due to a pre-tax loss during the three months ended March 31, 2021 for our corporate subsidiary that provides services to public utility customers.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represents “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the three months ended March 31, 2021, substantially all of our gross income, which consisted of approximately $14.3 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

Net loss attributable to noncontrolling interests. We own a 51% interest in CBI and a 49% interest in CF Inspection. The accounts of these subsidiaries are included within our consolidated financial statements. The portion of the net income (loss) of these entities that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interests in our Unaudited Condensed Consolidated Statements of Operations.

Net income attributable to preferred unitholder. In 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Inspection Services

The following table summarizes the operating results of the Inspection Services segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$25,452		$63,895		$(38,443)	(60.2)%
Costs of services	22,830		57,523		(34,693)	(60.3)%
Gross margin	2,622	10.3%	6,372	10.0%	(3,750)	(58.9)%

General and administrative	3,205	12.6%	4,518	7.1%	(1,313)	(29.1)%
Depreciation, amortization and accretion	552	2.2%	556	0.9%	(4)	(0.7)%
Operating (loss) income	$(1,135)	(4.5)%	$1,298	2.0%	$(2,433)	(187.4)%

Operating Data
Average number of inspectors	447		1,016		(569)	(56.0)%
Average revenue per inspector per week	$4,429		$4,838		$(409)	(8.5)%
Revenue variance due to number of inspectors					$(33,100)
Revenue variance due to average revenue per inspector					$(5,343)

Revenue. Revenue decreased $38.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to an decrease in the average number of inspectors engaged (a decrease of 569 inspectors accounting for $33.1 million of the revenue decrease) and a decrease in the average revenue billed per inspector (accounting for $5.3 million of the revenue decrease). Near the end of the first quarter of 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Many customers significantly reduced their capital expansion plans, which reduced their need for inspection services. Revenues of our subsidiary that serves public utility customers were similar in first quarter 2021 to those of first quarter 2020. For all of our other service lines, revenues in first quarter 2021 were significantly lower than revenues in first quarter 2020, including revenues of our nondestructive examination service line, which decreased by $1.9 million. The decrease in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $34.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $3.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The gross margin percentage was 10.3% in 2021, compared to 10.0% in 2020. The increase in gross margin percentage is due to changes in the mix of services provided. During the first quarter of 2021, we generated a larger percentage of our revenue from higher-margin service lines, such as services to public utility customers and in-line inspection support.

General and administrative. General and administrative expenses decreased by $1.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a decrease of $0.9 million in employee compensation expense through a combination of salary reductions and reductions in workforce. The decrease in general and administrative expenses was also due to a decrease in travel and advertising expense of $0.1 million, a decrease of $0.2 million in allocated corporate overhead costs, and a decrease of $0.1 million in various other expenses. These decreases were partially offset by an increase of $0.1 million in legal expense, due primarily to costs associated with Fair Labor Standards Act employment litigation and certain other employment-related lawsuits and claims.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended March 31, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended March 31, 2020.

Operating (loss) income. Operating (loss) income decreased by $2.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Pipeline & Process Services

The following table summarizes the results of the Pipeline & Process Services segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$322		$2,922		$(2,600)	(89.0)%
Costs of services	820		2,361		(1,541)	(65.3)%
Gross margin	(498)	(154.7)%	561	19.2%	(1,059)	(188.8)%

General and administrative	430	133.5%	640	21.9%	(210)	(32.8)%
Depreciation, amortization and accretion	136	42.2%	145	5.0%	(9)	(6.2)%
Gain on asset disposals, net	(37)	(11.5)%	(26)	(0.9)%	(11)	42.3%
Operating loss	$(1,027)	(318.9)%	$(198)	(6.8)%	$(829)	418.7%

Operating Data
Average number of field personnel	23		27		(4)	(14.8)%
Average revenue per field personnel per week	$1,089		$8,325		$(7,236)	(86.9)%
Revenue variance due to number of field personnel					$(56)
Revenue variance due to average revenue per field personnel					$(2,544)

Revenue. Revenues of our Pipeline & Process Services segment decreased $2.6 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our Pipeline & Process Services segment generates more of its revenues from a smaller number of projects than does our Inspection Services segment. As a result, the revenues of the Pipeline & Process Services segment are more volatile, and revenues for a given period of time can be significantly influenced by the ability to win a relatively small number of bids for hydrotesting projects. The Pipeline & Process Services segment remained busy during 2020, as hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued. However, the pandemic and the resultant low oil prices led to a significant reduction in the launch of new construction projects, and as a result, there currently are fewer hydrotesting projects to bid on than in the past.

Costs of services. Cost of services decreased by $1.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to decreased revenues.

Gross margin. Gross margin decreased by $1.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as a result of a decrease in revenue. The employees of the Pipeline & Process Services segment are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Inspection Services segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are therefore primarily variable costs). Because these employees were less fully utilized in the first quarter of 2021 than in the first quarter of 2020, the gross margin percentage was lower. In first quarter 2021, we implemented a cost reduction plan that included a combination of salary reductions, furloughs, and a reduction in workforce.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. General and administrative expenses decreased by $0.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a decrease of $0.2 million in employee compensation expense through a combination of salary reductions and a reduction in workforce.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the three months ended March 31, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended March 31, 2020.

Operating loss. Operating loss increased by $0.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increased operating loss was due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Environmental Services

The following table summarizes the operating results of the Environmental Services segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$1,172		$1,666		$(494)	(29.7)%
Costs of services	400		644		(244)	(37.9)%
Gross margin	772	65.9%	1,022	61.3%	(250)	(24.5)%

General and administrative	435	37.1%	557	33.4%	(122)	(21.9)%
Depreciation, amortization and accretion	427	36.4%	411	24.7%	16	3.9%
Gain on asset disposals, net	—	0.0%	14	0.8%	(14)	(100.0)%
Operating (loss) income	$(90)	(7.7)%	$40	2.4%	$(130)	(325.0)%

Operating Data
Total barrels of water processed	1,393		2,321		(928)	(40.0)%
Average revenue per barrel processed (a)	$0.84		$0.72		$0.12	17.0%
Revenue variance due to barrels processed					$(661)
Revenue variance due to revenue per barrel					$167

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $0.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in revenues was due primarily to a decrease of 0.9 million barrels in the volume of water processed. Volatility in commodity prices and market uncertainty due to the COVID-19 pandemic led to a significant reduction in activity by producers in North Dakota. WTI oil prices, which were at $61.14 per barrel at December 31, 2019 decreased sharply in March and April 2020 and then gradually increased to $48.35 per barrel at December 31, 2020. In addition, i n February 2021, the largest customer of one of our highest-volume facilities completed construction of its own facility and began sending most of its water to that facility. The decrease in volumes was partially offset by the completion of a new contract with a public energy company to connect its pipeline to one of our water treatment facilities. Cypress began receiving volumes from this pipeline in 4th quarter 2020. WTI oil prices began increasing in December 2020 and continued to increase in the first quarter of 2021, reaching $59.19 per barrel at March 31, 2021. The volume of water we received increased in March 2021 compared to January and February 2021.

Costs of services. Costs of services decreased by $0.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due in part to a decrease of approximately $0.1 million in variable costs (such as chemical and utility expense) and repairs and maintenance expense resulting from a decrease in volumes and a decrease of $0.1 million in compensation expense as a result of salary reductions and reductions in force.

Gross margin. Gross margin decreased by $0.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a $0.5 million decrease in revenue, partially offset by a $0.2 million decrease in cost of services. The gross margin percentage increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in residual oil sales.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased by $0.1 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a reduction of $0.1 million in employee compensation expense, as a result of a combination of salary reductions, and reductions in workforce.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended March 31, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended March 31, 2020.

Operating (loss) income. Operating (loss) income decreased by $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in operating income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

Adjusted EBITDA

We define adjusted EBITDA as net income or loss exclusive of (i) interest expense, (ii) depreciation, amortization, and accretion expense, (iii) income tax expense or benefit, (iv) equity-based compensation expense, and (v) certain other unusual or nonrecurring items. We define adjusted EBITDA attributable to limited partners as adjusted EBITDA exclusive of amounts attributable to the general partner and to noncontrolling interests. We define distributable cash flow as adjusted EBITDA attributable to limited partners less cash interest paid, cash income taxes paid, maintenance capital expenditures, and distributions paid or accrued on preferred equity. We believe these measures provide investors meaningful insight into results from ongoing operations.

These non-GAAP financial measures are used as supplemental liquidity and performance measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others to assess:

●	the financial performance of our assets without regard to the impact of financing methods, capital structure, or the historical cost basis of our assets;

●	our operating performance and return on capital as compared to those of other companies, without regard to financing methods or capital structure; and

●	the ability of our businesses to generate sufficient cash to pay interest costs, support our indebtedness, and make cash distributions to our unitholders.

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

Reconciliation of Net Loss to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended March 31,
	2021	2020
	(in thousands)
Net loss	$(3,147)	$(877)
Add:
Interest expense	802	1,124
Depreciation, amortization and accretion	1,443	1,480
Income tax (benefit) expense	(102)	220
Equity-based compensation expense	253	264
Foreign currency losses	—	457
Less:
Foreign currency gains	69	—
Adjusted EBITDA	$(820)	$2,668

Adjusted EBITDA attributable to noncontrolling interests	(375)	62
Adjusted EBITDA attributable to limited partners	$(445)	$2,606

Less:
Preferred unit distributions paid or accrued	1,033	1,033
Cash interest paid, cash taxes paid, and maintenance capital expenditures	1,641	1,205
Distributable cash flow	$(3,119)	$368

Reconciliation of Net Loss Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months ended March 31,
	2021	2020
	(in thousands)
Net loss attributable to limited partners	$(2,653)	$(789)
Add:
Interest expense attributable to limited partners	799	1,124
Depreciation, amortization and accretion attributable to limited partners	1,327	1,335
Income tax (benefit) expense attributable to limited partners	(102)	215
Equity-based compensation expense attributable to limited partners	253	264
Foreign currency losses attributable to limited partners	—	457
Less:
Foreign currency gains attributable to limited partners	69	—
Adjusted EBITDA attributable to limited partners	(445)	2,606

Less:
Preferred unit distributions paid or accrued	1,033	1,033
Cash interest paid, cash taxes paid, and maintenance capital expenditures attributable to limited partners	1,641	1,205
Distributable cash flow	$(3,119)	$368

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended March 31,
	2021	2020
	(in thousands)
Cash flows provided by operating activities	$10,883	$4,405
Changes in trade accounts receivable, net	(4,855)	(7,698)
Changes in prepaid expenses and other	(142)	577
Changes in accounts payable and accounts payable - affiliates	(5,277)	1,197
Changes in accrued liabilities and other and other noncurrent liabilities	(1,967)	3,154
Change in income taxes payable	(17)	(221)
Interest expense (excluding non-cash interest)	622	980
Income tax (benefit) expense (excluding deferred taxes)	(102)	220
Other	35	54
Adjusted EBITDA	$(820)	$2,668

Adjusted EBITDA attributable to noncontrolling interests	(375)	62
Adjusted EBITDA attributable to limited partners	$(445)	$2,606

Less:
Preferred unit distributions paid or accrued	1,033	1,033
Cash interest paid, cash taxes paid, and maintenance capital expenditures	1,641	1,205
Distributable cash flow	$(3,119)	$368

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

At March 31, 2021, our sources of liquidity included:

●	$5.3 million of cash and cash equivalents at March 31, 2021;

●	available borrowings under our Credit Agreement of $32.7 million at March 31, 2021, subject to limitations at each quarter end based on our debt covenants; and

●	issuance of equity and/or debt securities, subject to our debt covenants.

We had outstanding borrowings of $42.3 million at March 31, 2021 (inclusive of finance lease obligations). At each quarter end, our borrowing capacity is limited by a leverage ratio in the Credit Agreement. The leverage ratio is calculated as the debt outstanding (inclusive of finance leases) divided by trailing-twelve-month EBITDA (as defined in the Credit Agreement). The maximum leverage ratio is 6.0 at March 31, 2021, 5.3 at June 30, 2021, 4.5 at September 30, 2021, and 4.0 at December 31, 2021. At March 31, 2021, our leverage ratio was 5.2. The Credit Agreement has a maximum borrowing capacity of $75.0 million.

The Credit Agreement matures on May 31, 2022. See further discussion below in the “Our Credit Agreement” section.

At-the-Market Equity Program

In April 2019, we established an at-the-market equity program (“ATM Program”), which will allow us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. The maximum amount we may sell is $10.0 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

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

We paid common unit distributions of $2.5 million in February 2020 and $2.6 million in May 2020. In July 2020, in light of the challenging market conditions, we made the difficult decision to temporarily suspend payment of common unit distributions. This has enabled us to retain more cash to manage our financing needs. As described above, our Credit Agreement, as amended in March 2021, contains significant restrictions on our ability to pay cash distributions on common units.

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

We paid four preferred unit distributions of $1.0 million each in 2020. As described above, our Credit Agreement, as amended in March 2021, contains significant restrictions on our ability to pay cash distributions on preferred units. We have not paid any preferred distributions thus far in 2021.

Our Credit Agreement

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

Outstanding borrowings at March 31, 2021 and December 31, 2020 were $41.8 million and $62.0 million, respectively, and are reflected as long-term debt on the Unaudited Condensed Consolidated Balance Sheets. We also had $0.5 million and $0.6 million of finance lease liabilities at March 31, 2021 and December 31, 2020, respectively, that count as indebtedness under the Credit Agreement. The average debt balance outstanding was $60.6 million and $77.8 million during the three months ended March 31, 2021 and 2020, respectively.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 2.00% to 3.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 3.00% to 4.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 3.61% and 4.37% for the three months ended March 31, 2021 and 3.61% and 4.80% for the three months ended March 31, 2020. As of March 31, 2021, the interest rate in effect on our outstanding borrowings was 4.36%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.6 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. The Credit Agreement also requires us to maintain certain financial covenants, including a leverage ratio and an interest coverage ratio. The interest coverage ratio is calculated as the trailing-twelve-month EBITDA (as defined in the Credit Agreement) divided by trailing-twelve-month pro forma interest expense (as defined in the Credit Agreement). The minimum interest coverage ratio is 3.0 at each quarter end. At March 31, 2021 and December 31, 2020, our interest coverage ratios were 4.4 and 5.0, respectively. The leverage ratio is calculated as the debt outstanding (inclusive of finance leases) divided by trailing-twelve-month EBITDA (as defined in the Credit Agreement). The maximum leverage ratio is 6.0 at March 31, 2021, 5.3 at June 30, 2021, 4.5 at September 30, 2021, and 4.0 at December 31, 2021. At March 31, 2021 and December 31, 2020, our leverage ratios were 5.2 and 5.4, respectively.

As of March 31, 2021, we were in compliance with all covenants of the Credit Agreement. However, maintaining compliance with the covenants in the future will require us to generate a sufficient level of EBITDA, which will be dependent on the level of activity in the markets we serve and on our ability to win awards for work from our customers. Based on our forecasts, we do not expect to meet one or both of the financial covenant ratios. If this were to occur, and if we were unable to obtain from the lenders a waiver of the covenant violation, we would be in default on the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. Because of these covenants and the potential consequences of not maintaining compliance with them, management has concluded that there is substantial doubt about the Partnership's ability to continue as a going concern.

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

Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $1.1 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. We incurred $1.0 million of debt issuance costs related to the March 2021 amendment to the Credit Agreement.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$10,883	$4,405
Net cash provided by (used in) investing activities	5	(1,029)
Net cash (used in) provided by financing activities	(23,390)	23,189
Effect of exchange rates on cash	—	(7)
Net (decrease) increase in cash and cash equivalents	$(12,502)	$26,558

Net cash provided by operating activities. Net operating cash inflows for the three months ended March 31, 2021 were $10.9 million, consisting of a net loss of $3.1 million plus non-cash expenses of $1.8 million and net changes in working capital of $12.3 million. Non-cash expenses included depreciation, amortization, and accretion and equity-based compensation expense, among others. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the first quarter of 2021, we experienced a decrease in inspectors in our Inspection Services segment, which reduced the need to expend cash for working capital. Operating cash flows during the three months ended March 31, 2021 also benefitted from an increase in affiliate payables that related to the timing of payroll reimbursements to Holdings.

Net operating cash inflows for the three months ended March 31, 2020 were $4.4 million, consisting of a net loss of $0.9 million plus non-cash expenses of $2.3 million and net changes in working capital of $3.0 million. Non-cash expenses included depreciation, amortization, and accretion and equity-based compensation expense, among others. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the first quarter of 2020, we experienced a decrease in inspectors in our Inspection Services segment, which reduced the need to expend cash for working capital.

Net cash used in investing activities. Net cash outflows from investing activities for the three months ended March 31, 2020 were $1.0 million, consisting primarily of costs associated with a new software system for payroll and human resources management.

Net cash used in financing activities. Financing cash outflows for the three months ended March 31, 2021 primarily consisted of $20.2 million of net payments on our revolving credit facility, $0.9 million of debt issuance costs, and $2.0 million of distributions to the noncontrolling interest owners of CBI.

Financing cash inflows for the three months ended March 31, 2020 primarily consisted of $27.0 million of net borrowings on our revolving credit facility.  In March 2020, in an abundance of caution, we borrowed $32.0 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the outbreak of the COVID-19 pandemic and the significant decline in the price of crude oil. Financing cash  outflows for the three months ended March 31, 2020 primarily consisted of $2.5 million of common unit distributions and $1.0 million of preferred unit distributions.

Working Capital

Our working capital (defined as net current assets less net current liabilities) was $5.4 million at March 31, 2021, which included $5.3 million of cash and cash equivalents. Our Inspection Services and Pipeline & Process Services segments have substantial working capital needs, as they generally pay their personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Inspection Services segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution,” and “Risk Factors – Risks Related to Our Business – Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures

Our Inspection Services segment does not generally require significant capital expenditures, other than the purchase of nondestructive examination technology. Our inspectors provide their own four wheel drive vehicles and receive mileage reimbursements. Our Pipeline & Process Services segment has both maintenance and growth capital needs for equipment and vehicles in order to perform hydrostatic testing and other integrity procedures. Our Environmental Services Segment has certain limited capital expenditure requirements for the maintenance of existing water treatment facilities. We do not plan on investing in any growth capital in the Environmental Services segment. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of payments on finance lease obligations, were $0.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $0.7 million for the three months ended March 31, 2020 (cash basis). We did not have any expansion capital expenditures for the three months ended March 31, 2021.

Future expansion capital expenditures may vary significantly based on the investment opportunities available. We expect to fund future capital expenditures from cash flows generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units, or debt offerings. As we expand into new inspection markets such as municipal water, municipal sewer, electrical transmission, bridges, among others, we should be able to use a lot of our nondestructive examination equipment. However, we will need to invest in additional growth capital to enter these new markets.

Impact of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of these accounting policies and estimates involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. For more information, please see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and our disclosure of critical accounting policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Standards

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

Less than 1% of our consolidated revenues during the three months ended March 31, 2021 were derived from sales of recovered crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment, inspection services, and pipeline and process services, resulting in an increase or decrease of our revenues and gross margins.

Crude oil prices decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices led many of our customers to change their budgets and plans and to decrease their spending on drilling, completions, and exploration. This had an adverse impact on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also impacted the midstream industry and led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. These developments have reduced our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Interest Rate Risk

The interest rate on our Credit Agreement floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $41.8 million as of March 31, 2021. Based on the debt balance outstanding at March 31, 2021, a hypothetical change in interest rates of 1% would result in an increase or decrease in our annual interest expense of approximately $0.4 million.

The credit markets have recently experienced historical lows in interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates in the future could be higher than current levels, causing our financing costs to increase accordingly.

Counterparty and Customer Credit Risk

Our credit exposure generally relates to receivables for services provided. If significant customers were to have credit or financial problems resulting in a delay or failure to repay the amounts they owe to us, this could have a material adverse effect on our business, financial condition, results of operations or cash flows. The current adverse market conditions, which include the COVID-19 pandemic, could have a material adverse effect on the financial position of our customers, which could increase the risk that we are unable to collect accounts receivable for services we have provided. We would aggressively act to protect our rights in any such event, as we have done in the past.

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

Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the following risk factors which have been updated since the filing of our Annual Report on Form 10-K.

As described in the notes to our unaudited condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern.

Our Credit Agreement requires us to maintain certain financial covenants, including a leverage ratio and an interest coverage ratio. In addition, our borrowing capacity under the Credit Agreement is limited to a multiple of trailing-twelve-month EBITDA, and the lower levels of EBITDA that we are generating under current market conditions could constrain our borrowing capacity under the Credit Agreement, which could lead to an event of default under the Credit Agreement. As of March 31, 2021, we were in compliance with all covenants of the Credit Agreement. However, maintaining compliance with the covenants in the future will require us to generate a sufficient level of EBITDA, which will be dependent on the level of activity in the markets we serve and on our ability to win awards for work from our customers. Based on our forecasts, we do not expect to meet one or both of the financial covenant ratios. If this were to occur, and if we were unable to obtain from the lenders a waiver of the covenant violation, we would be in default on the Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. Because of these covenants and the potential consequences of not maintaining compliance with them, management has concluded that there is substantial doubt about the Partnership's ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Index

Exhibit number	Description
3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P., dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 6, 2020)

3.4	Amended and Restated Limited Liability Company Agreement of Cypress Environmental Partners, GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

3.5	First Amendment to Amended and Restated Limited Liability Agreement of Cypress Energy Partners GP, LLC, dated as of March 5, 2020 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on March 6, 2020)

3.6	Certificate of Limited Partnership of Cypress Environmental Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.7	Certificate of Amendment to the Certificate of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 2, 2020 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on March 6, 2020)

3.8	Certificate of Formation of Cypress Environmental Partners, GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.9	First Amendment to the Certificate of Formation of Cypress Energy Partners GP, LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on March 6, 2020)

10.1	Amendment No. 1 to Credit Agreement dated March 2, 2021, by and among Cypress Environmental Partners, L.P., certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent and other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 4, 2021)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Date File

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on May 14, 2021.

Cypress Environmental Partners, L.P.

By:	Cypress Environmental Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Financial Officer and Principal Accounting Officer