Form 10-Q
period 2021-06-30
Cypress Environmental Partners, L.P.
filed 2021-08-16
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 9, 2021, the registrant had 12,338,647 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Environmental Partners, L.P.,” “the partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“CBI” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to a nationally certified women-owned business, CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Environmental Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 46% of our outstanding common units as of August 9, 2021;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refers collectively to TIR LLC, TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2021 and December 31, 2020
(in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,570	$17,893
Trade accounts receivable, net	21,419	18,420
Prepaid expenses and other	2,084	2,033
Total current assets	28,073	38,346
Property and equipment:
Property and equipment, at cost	26,912	26,929
Less: Accumulated depreciation	17,713	16,470
Total property and equipment, net	9,199	10,459
Intangible assets, net	16,051	17,386
Goodwill	50,428	50,389
Finance lease right-of-use assets, net	467	607
Operating lease right-of-use assets	1,733	1,987
Debt issuance costs, net	848	242
Other assets	671	570
Total assets	$107,470	$119,986

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$1,270	$2,070
Accounts payable - affiliates	29	58
Accrued payroll and other	7,675	4,876
Income taxes payable	32	328
Finance lease obligations	239	250
Operating lease obligations	415	439
Current portion of long-term debt	55,329	—
Total current liabilities	64,989	8,021
Long-term debt	—	62,029
Finance lease obligations	187	300
Operating lease obligations	1,306	1,549
Other noncurrent liabilities	380	182
Total liabilities	66,862	72,081

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,339 and 12,213 units outstanding at June 30, 2021 and December 31, 2020, respectively)	20,875	27,507
Preferred units (5,769 units outstanding at June 30, 2021 and December 31, 2020)	46,357	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,766)	(2,655)
Total partners’ capital	38,590	43,267
Noncontrolling interests	2,018	4,638
Total owners’ equity	40,608	47,905
Total liabilities and owners’ equity	$107,470	$119,986

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$31,856	$51,688	$58,802	$120,171
Costs of services	27,453	44,307	51,503	104,835
Gross margin	4,403	7,381	7,299	15,336

Operating costs and expense:
General and administrative	4,478	4,926	8,804	10,866
Depreciation, amortization and accretion	1,236	1,211	2,475	2,419
Gain on asset disposals, net	(1)	(11)	(38)	(23)
Operating (loss) income	(1,310)	1,255	(3,942)	2,074

Other (expense) income:
Interest expense	(888)	(1,152)	(1,690)	(2,276)
Foreign currency gains (losses)	76	184	145	(273)
Other, net	121	165	237	270
Net (loss) income before income tax expense	(2,001)	452	(5,250)	(205)
Income tax expense (benefit)	26	71	(76)	291
Net (loss) income	(2,027)	381	(5,174)	(496)

Net (loss) income attributable to noncontrolling interests	(161)	697	(655)	609
Net loss attributable to partners / controlling interests	(1,866)	(316)	(4,519)	(1,105)

Net income attributable to preferred unitholder	1,033	1,033	2,066	2,066
Net loss attributable to common unitholders	$(2,899)	$(1,349)	$(6,585)	$(3,171)

Net loss per common limited partner unit:
Basic and diluted	$(0.23)	$(0.11)	$(0.54)	$(0.26)

Weighted average common units outstanding:
Basic and diluted	12,339	12,209	12,291	12,153

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(2,027)	$381	$(5,174)	$(496)
Other comprehensive (loss) income foreign currency translation	(58)	(139)	(111)	209
Comprehensive (loss) income	$(2,085)	$242	$(5,285)	$(287)

Comprehensive income attributable to preferred unitholders	1,033	1,033	2,066	2,066
Comprehensive (loss) income attributable to noncontrolling interests	(161)	697	(655)	609
Comprehensive loss attributable to common unitholders	$(2,957)	$(1,488)	$(6,696)	$(2,962)

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statement of Owners’ Equity
For the Six Months Ended June 30, 2021 and 2020
(in thousands)

	Six Months Ended June 30, 2021
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2020	$27,507	$44,291	$(25,876)	$(2,655)	$4,638	$47,905
Net (loss) income for the period January 1, 2021 through March 31, 2021	(3,686)	1,033	—	—	(494)	(3,147)
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Distributions	—	—	—	—	(1,965)	(1,965)
Equity-based compensation expense	253	—	—	—	—	253
Unit-based compensation reclassified to liabilities	(266)					(266)
Taxes paid related to net share settlement of equity-based compensation	(227)	—	—	—	—	(227)

Owners’ equity at March 31, 2021	23,581	45,324	(25,876)	(2,708)	2,179	42,500

Net (loss) income for the April 1, 2021 through June 30, 2021	(2,899)	1,033	—	—	(161)	(2,027)
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Equity-based compensation expense	276	—	—	—	—	276
Unit-based compensation reclassified to liabilities	(72)	—	—	—	—	(72)
Taxes paid related to net share settlement of equity-based compensation	(11)	—	—	—	—	(11)

Owners’ equity at June 30, 2021	$20,875	$46,357	$(25,876)	$(2,766)	$2,018	$40,608

	Six Months Ended June 30, 2020
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2019	$37,334	$44,291	$(25,876)	$(2,577)	$5,019	$58,191

Net (loss) income for the period January 1, 2020 through March 31, 2020	(1,822)	1,033	—	—	(88)	(877)
Foreign currency translation adjustment	—	—	—	348	—	348
Distributions	(2,534)	(1,033)	—	—	(26)	(3,593)
Equity-based compensation expense	264	—	—	—	—	264
Taxes paid related to net share settlement of equity-based compensation	(138)	—	—	—	—	(138)

Owners’ equity at March 31, 2020	33,104	44,291	(25,876)	(2,229)	4,905	54,195

Net (loss) income for the period April 1, 2020 through June 30, 2020	(1,349)	1,033	—	—	697	381
Foreign currency translation adjustment	—	—	—	(139)	—	(139)
Distributions	(2,564)	(1,033)	—	—	(659)	(4,256)
Equity-based compensation expense	254	—	—	—	—	254

Owners’ equity at June 30, 2020	$29,445	$44,291	$(25,876)	$(2,368)	$4,943	$50,435

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(5,174)	$(496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	2,853	2,927
Gain on asset disposals, net	(38)	(23)
Interest expense from debt issuance cost amortization	412	289
Equity-based compensation expense	529	518
Equity in earnings of investee	(140)	(103)
Distributions from investee	150	125
Foreign currency (gains) losses	(145)	273
Changes in assets and liabilities:
Trade accounts receivable	(2,999)	17,516
Prepaid expenses and other	226	(734)
Accounts payable and accounts payable - affiliates	(845)	(115)
Accrued payroll and other	2,647	(5,037)
Income taxes payable	(296)	292
Net cash (used in) provided by operating activities	(2,820)	15,432

Investing activities:
Proceeds from fixed asset disposals	42	37
Purchases of property and equipment, excluding finance leases	(108)	(1,371)
Net cash used in investing activities	(66)	(1,334)

Financing activities:
Borrowings on credit facility	13,500	39,100
Repayments on credit facility	(20,200)	(33,000)
Repayments on finance lease obligations	(119)	(126)
Debt issuance cost payments	(1,018)	(19)
Taxes paid related to net share settlement of equity-based compensation	(238)	(138)
Distributions	(1,965)	(7,849)
Net cash used in financing activities	(10,040)	(2,032)

Effect of exchange rates on cash	3	(5)

Net increase (decrease) in cash and cash equivalents	(12,923)	12,061
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $651 and $551 at December 31, 2020 and December 31, 2019, respectively)	18,544	16,251
Cash and cash equivalents, end of period (includes restricted cash equivalents of $1,051 and $751 at June 30, 2021 and June 30, 2020, respectively)	$5,621	$28,312

Non-cash items:
Accounts payable and accrued liabilities excluded from capital expenditures	$10	$285
Acquisitions of finance leases included in liabilities	$—	$247

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Organization and Operations

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 include our accounts and those of our controlled subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2020 is derived from our audited financial statements.

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

The COVID-19 pandemic and the volatility in the price of crude oil have created and may continue to create significant uncertainty in macroeconomic conditions, which may continue to cause decreased demand for our services and adversely impact our results of operations. In addition, limitations on the availability of borrowing capacity under our current credit facility and any future credit facilities may lead us to sell assets and/or discontinue certain service lines. We consider these changing conditions as we develop accounting estimates, such as our annual effective tax rate, allowance for bad debts, and long-lived asset impairment assessments. We expect our accounting estimates to continue to evolve as new events and circumstances arise.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

Our significant accounting policies are consistent with those described in Note 2 to our audited consolidated financial statements as of and for the year ended December 31, 2020.

Goodwill

We have $50.4 million of goodwill on our Unaudited Condensed Consolidated Balance Sheet at June 30, 2021. Of this amount, $40.3 million relates to the Inspection Services segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed and operated. We have determined that our Inspection Services and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

For our Inspection Services and Environmental Services segments, we performed qualitative goodwill impairment analyses at June 30, 2021 and concluded that the fair values of the reporting units were more likely than not greater than their carrying values. Our evaluation included various qualitative factors, including current and projected earnings, current customer relationships and projects, and the impact of commodity prices on our earnings. The qualitative assessment on these reporting units indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from the assumptions and estimates we used in our qualitative analyses could have resulted in the requirement to perform quantitative goodwill impairment analyses. It is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. For the Inspection Services segment, such changes could include, among others, a slower than expected recovery in demand for inspection and integrity services and increased pessimism among market participants, which could increase the discount rate on (and therefore reduce the value of) estimated future cash flows. For the Environmental Services segment, such changes could include, among others, a slower than expected recovery in demand for petroleum products, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore reduce the value of) estimated future cash flows. Our goodwill impairment assessment for the Inspection Services segment includes an assumption that our revenues will increase in future years. If this assumption proves to be incorrect, we could be required to record a goodwill impairment in a future period. Our goodwill impairment assessment for the Environmental Services segment includes a general assumption that the historical correlation between crude oil prices and the volume of water we receive will continue into the future. If this assumption proves to be incorrect, we could be required to record a goodwill impairment in a future period.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms and have established policies and procedures that allow for an evaluation of the creditworthiness of each of our customers. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. As of both June 30, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $0.5 million.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued payroll	$4,534	$1,799
Customer deposits and accruals	1,962	2,118
Other	1,179	959
	$7,675	$4,876

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on this accounting guidance, our revenue is earned and recognized through the service offerings of our three reportable business segments. Our sales contracts have terms of less than one year. As such, we have used the practical expedient contained within the accounting guidance, which exempts us from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. We apply judgment in determining whether we are the principal or the agent in instances where we utilize subcontractors to perform all or a portion of the work under our contracts. Based on the criteria in ASC 606, we have determined we are principal in all such circumstances, with the exception of $0.2 million of revenue and $0.2 million of associated costs, which is presented net in revenue, subcontracted to an affiliated entity for which we determined we were an agent during the three months ended June 30, 2021.

As of June 30, 2021, and December 31, 2020, we recognized a refund liability of $0.8 million within our Inspection Services segment for revenue associated with variable consideration. In addition, we have recorded other refund liabilities of $0.8 million at June 30, 2021 and December 31, 2020.

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

Our Unaudited Condensed Consolidated Balance Sheet at June 30, 2021 includes $2.8 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net (loss) income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gain (loss) in our Unaudited Condensed Consolidated Statements of Operations.

New Accounting Standards

Accounting guidance proposed by the Financial Accounting Standards Board (“FASB”) that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted, includes:

The FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses in June 2016, which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This guidance affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. In November 2019, the FASB issued final guidance to delay the implementation of this new guidance for smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Financial Statements.

The FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity in August 2020. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods for smaller reporting companies beginning after December 15, 2023, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Financial Statements.

3.	Debt

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks (collectively, the “Lenders”), with Deutsche Bank Trust Company Americas serving as the Administrative Agent. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement was amended in March 2021 and in August 2021. As amended, the Credit Agreement has a total capacity of $70.0 million, subject to various customary covenants and restrictive provisions, and matures on May 31, 2022. Any borrowings in excess of $60.0 million may only be used to fund working capital needs. Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern beyond May 31, 2022. We are currently pursuing plans to extend the current obligations under the Credit Agreement beyond one year as mitigation to the substantial doubt raised regarding our ability to continue as a going concern, however there can be no assurance that such a transaction can be completed prior to the maturity date of the Credit Agreement or that any refinancing would be on favorable terms to us.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Outstanding borrowings at June 30, 2021 and December 31, 2020 were $55.3 million and $62.0 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. The average debt balance outstanding was $55.3 million and $89.6 million during the six months ended June 30, 2021 and 2020, respectively.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 2.00% to 3.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 3.00% to 4.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 3.61% and 4.89% for the six months ended June 30, 2021 and 3.33% and 4.80% for the six months ended June 30, 2020. As of June 30, 2021, the interest rate in effect on our outstanding borrowings was 4.89%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.4 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Interest paid, including commitment fees, was $1.1 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. Prior to the August 2021 amendment, the Credit Agreement also required us to maintain certain financial covenants, including a leverage ratio and an interest coverage ratio. After the August 2021 amendment, these financial ratio covenant requirements have been removed. As amended in August 2021, the Credit Agreement requires that we maintain liquidity in excess of $7.0 million at all times, with liquidity defined as cash and cash equivalents plus unused capacity on the credit facility.

As amended in August 2021, the Credit Agreement contains significant limitations on our ability to pay cash distributions. We may only pay the following cash distributions:

●	distributions to common and preferred unitholders, to the extent of income taxes estimated to be payable by these unitholders resulting from allocations of our earnings; and

●	distributions to the noncontrolling interest owners of CBI and CF Inspection.

In addition, the Credit Agreement, as amended, restricts our ability to redeem or repurchase our equity interests and requires us to use the proceeds from any asset sales to repay amounts outstanding under the Credit Agreement.

The Credit Agreement requires us to make payments to reduce the outstanding balance if, for any consecutive period of five business days, our cash on hand (less amounts expected to be paid in the following five business days) exceeds $7.5 million.

Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.8 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. We incurred $1.0 million of debt issuance costs related to the March 2021 amendment to the Credit Agreement.

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

Series A Preferred Units

On May 29, 2018 (the “Closing Date”), we sold 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) to an affiliate (“the Purchaser”) for a cash purchase price of $7.54 per Preferred Unit, resulting in gross proceeds of $43.5 million. The Purchaser is entitled to receive quarterly distributions that represent an annual return of 9.5% on the Preferred Units. The Preferred Units rank senior to our common units, and we must pay distributions on the Preferred Units (including any arrearages) before paying distributions on our common units. In addition, the Preferred Units rank senior to the common units with respect to rights upon liquidation. As described in Note 3, our Credit Agreement, as amended in 2021, places significant restrictions on our ability to pay cash distributions on the Preferred Units.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Purchaser has the option to convert the Preferred Units into common units on a one-for-one basis. If certain conditions are met, we will have the option to cause the Preferred Units to convert to common units. We also have the option to redeem the Preferred Units. We may redeem the Preferred Units (a) at any time or prior to the fourth anniversary of the Closing Date at a redemption price equal to 105% of the issue price, and (b) at any time after the fourth anniversary of the Closing Date at a redemption price equal to 101% of the issue price.

At-the-Market Equity Program

In April 2018, we established an at-the-market equity program (“ATM Program”), which allows us to offer and sell common units from time to time, to or through the sales agent under the ATM Program, up to an aggregate offering amount of $10.0 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

Employee Unit Purchase Plan

In November 2019, we established an employee unit purchase plan (“EUPP”), which allows us to offer and sell up to 500,000 common units. Employees can elect to have up to 10 percent of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. There have been no common unit offerings or issuances under the EUPP.

Net Loss per Unit

Our net loss is attributable and allocable to three ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, and (3) our common unitholders. Income attributable to our preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Net (loss) income attributable to noncontrolling interests represents 49% of the income (loss) generated by CBI and 51% of the income generated by CF Inspection. Net loss attributable to common unitholders represents our remaining net loss, after consideration of amounts attributable to our preferred unitholder and the noncontrolling interests.

Basic net loss per common limited partner unit is calculated as net loss attributable to common unitholders divided by the basic weighted average common units outstanding. Diluted net loss per common limited partner unit includes the net income attributable to preferred unitholder and the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation.

The following table summarizes the calculation of the basic net loss per common limited partner unit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per unit data)
Net loss attributable to common unitholders	$(2,899)	$(1,349)	$(6,585)	$(3,171)
Weighted average common units outstanding	12,339	12,209	12,291	12,153
Basic and diluted net loss per common limited partner unit	$(0.23)	$(0.11)	$(0.54)	$(0.26)

For the three and six months ended June 30, 2021 and 2020, the preferred units and the long-term incentive plan unvested units would have been antidilutive, and therefore diluted net loss per common limited partner unit and basic net loss per common limited partner unit are the same amount.

Distributions

We paid common unit distributions of $2.5 million in February 2020 and $2.6 million in May 2020. In July 2020, in light of the challenging market conditions, we made the difficult decision to temporarily suspend payment of common unit distributions. As described in Note 3, our Credit Agreement, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on common units.

We paid four preferred unit distributions of $1.0 million each in 2020. As described in Note 3, our Credit Agreement, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on preferred units. We have not paid any preferred unit distributions thus far in 2021.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Long-Term Incentive Plan (“LTIP”)

During March 2021, four members of our Board of Directors (“Directors”) elected to have certain of their LTIP units net settled upon vesting for tax withholding purposes. As the Directors are not considered employees under the IRS statutory withholding requirements, any unit withholding upon settlement is considered an excess withholding, resulting in liability accounting treatment for the entire award. The modification of these awards from equity awards to liability awards did not result in the recognition of any additional compensation cost. As of June 30, 2021, we recorded $0.3 million of liabilities in accrued payroll and other and other noncurrent liabilities related to these awards on our Unaudited Condensed Consolidated Balance Sheet. The remaining unvested LTIP units previously granted to employees continue to be accounted for as equity awards.

In May 2021, we granted 1,048,000 Unit Appreciation Rights (“UARs”) and 70,092 phantom restricted units (“Units”) to certain employees and directors. The UARs will vest in three equal tranches in May 2024, May 2025, and May 2026, respectively, contingent only on the continued service of the recipients through the vesting dates. The UARs have an exercise price of $2.14 and terminate ten years from the grant date. The Units will vest in three equal tranches in May 2022, May 2023, and May 2024, respectively, contingent only on the continued service of the recipients through the vesting dates.

6.	Related-Party Transactions

Holdings

We are party to an omnibus agreement with Holdings and other related parties. The omnibus agreement provides for, among other things, our right of first offer on Holdings’ and its subsidiaries’ assets used in, and entities primarily engaged in, providing water treatment and other water and environmental services. So long as Holdings controls our General Partner, the omnibus agreement will remain in full force and effect, unless we and Holdings agree to terminate it sooner. If Holdings ceases to control our General Partner, either party may terminate the omnibus agreement. We and Holdings may agree to further amend the omnibus agreement; however, amendments that the General Partner determines are adverse to our unitholders will also require the approval of the Conflicts Committee of our Board of Directors. Prior to June 30, 2021, all of the employees who conduct our business were employed by affiliates of Holdings, although we often refer to these individuals in this report as our employees. We generally reimbursed Holdings for the compensation costs associated with these employees. Effective June 30, 2021, all of our employees are employed by subsidiaries of the Partnership.

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of $0.1 million for each of the six months ended June 30, 2021 and 2020. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.3 million for each of the six months ended June 30, 2021 and 2020. Accounts receivable from Arnegard totaled $0.1 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively, and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard was $0.3 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively, and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned business. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise, as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the six months ended June 30, 2021 and 2020, CF Inspection, which is part of the Inspection Services segment, represented approximately 8.5% and 3.9% of our consolidated revenue, respectively.

Pipeline and Process Services

Entities owned by Holdings provided contract labor support to our Pipeline & Process Services segment during 2021 and 2020. During the six months ended June 30, 2021 and 2020, the Pipeline & Process Services segment incurred less than $0.1 million and $0.4 million, respectively, associated with these services, which is included in costs of services in our Unaudited Condensed Consolidated Statement of Operations.

Continental Resources, Inc.

A Director of our General Partner is the President and Chief Operating Officer of Continental Resources, Inc. (“Continental”). Our Environmental Services segment began providing water treatment services to Continental at the end of 2020. Revenues from Continental during the six months ended June 30, 2021 were $0.4 million.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

7.	Commitments and Contingencies

Security Deposits

We have various obligations that are secured with short-term security deposits totaling $1.1 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively. These amounts are reported in restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows and in prepaid expenses and other on our Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain agreements with customers offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the agreements, the agreements may provide the customer the right to receive a credit or refund for overcharges identified. At any given time, we may have multiple audits ongoing. As of June 30, 2021 and December 31, 2020, we established reserves of $0.4 million and $0.3 million, respectively, as estimates of potential liabilities related to these compliance audit contingencies.

Legal Proceedings

We are and may in the future be subject to litigation and binding arbitration involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the Fair Labor Standards Act and state wage and hour laws, and have received indemnification demands from some of our customers in regard to such claims, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Claims related to the Fair Labor Standards Act are generally not covered by insurance. From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. The outcome of related litigation is unknown at this time but could be material to our financial statements in future periods.

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

	Inspection	Pipeline &	Environmental
	Services	Process Services	Services	Other	Total
	(in thousands)
Three months ended June 30, 2021

Revenue	$29,353	$1,366	$1,137	$—	$31,856
Costs of services	25,989	1,050	414	—	27,453
Gross margin	3,364	316	723	—	4,403
General and administrative	3,392	507	389	190	4,478
Depreciation, amortization and accretion	553	137	421	125	1,236
Gain on asset disposals, net	—	(1)	—	—	(1)
Operating loss	$(581)	$(327)	$(87)	$(315)	(1,310)
Interest expense					(888)
Foreign currency gains					76
Other, net					121
Net loss before income tax expense (benefit)					$(2,001)

Three months ended June 30, 2020

Revenue	$43,260	$7,153	$1,275	$—	$51,688
Costs of services	38,836	5,041	430	—	44,307
Gross margin	4,424	2,112	845	—	7,381
General and administrative	3,771	531	455	169	4,926
Depreciation, amortization and accretion	555	140	383	133	1,211
Gain on asset disposals, net	—	(4)	(7)	—	(11)
Operating income (loss)	$98	$1,445	$14	$(302)	1,255
Interest expense					(1,152)
Foreign currency gains					184
Other, net					165
Net income before income tax expense (benefit)					$452

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Inspection	Pipeline &	Environmental
	Services	Process Services	Services	Other	Total
	(in thousands)
Six months ended June 30, 2021

Revenue	$54,805	$1,688	$2,309	$—	$58,802
Costs of services	48,819	1,870	814	—	51,503
Gross margin	5,986	(182)	1,495	—	7,299
General and administrative	6,597	937	824	446	8,804
Depreciation, amortization and accretion	1,105	273	848	249	2,475
Gain on asset disposals, net	—	(38)	—	—	(38)
Operating loss	$(1,716)	$(1,354)	$(177)	$(695)	(3,942)
Interest expense					(1,690)
Foreign currency gains					145
Other, net					237
Net loss before income tax expense (benefit)					$(5,250)

Six months ended June 30, 2020

Revenue	$107,155	$10,075	$2,941	$—	$120,171
Costs of services	96,359	7,402	1,074	—	104,835
Gross margin	10,796	2,673	1,867	—	15,336
General and administrative	8,289	1,171	1,012	394	10,866
Depreciation, amortization and accretion	1,111	285	794	229	2,419
Gain on asset disposals, net	—	(30)	7	—	(23)
Operating income (loss)	$1,396	$1,247	$54	$(623)	2,074
Interest expense					(2,276)
Foreign currency losses					(273)
Other, net					270
Net loss before income tax expense (benefit)					$(205)

Total Assets

June 30, 2021	$77,831	$5,304	$20,150	$4,185	$107,470

December 31, 2020	$82,458	$11,988	$19,708	$5,832	$119,986

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Ownership

As of June 30, 2021, Holdings and its affiliates own 64% of our common units. Holdings’ ownership group also owns 100% of the General Partner and certain incentive distribution rights (although no such incentive distributions have been paid to date), and an affiliate of Holdings owns 100% of the preferred units.

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

Inspection Services

The Inspection Services segment generates revenue primarily by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets, such as midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, survey, data gathering, and supervision of third-party contractors. Our revenues in this segment are driven primarily by the number of inspectors who perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment are subject to seasonal variations and interim activity may not be indicative of yearly activity, considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather. The first and fourth quarters of each year are typically slower than the second and third quarters, due to weather conditions and customers’ budgeting cycles.

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

Outlook

Overall

Our 2020 results were the worst in our short history following our best year in 2019. The financial results in 2020 were adversely affected by a significant decline in oil prices, which was driven in part by increased supply from Russia, Saudi Arabia, and other oil-producing nations as a result of a price war and in part by a significant decrease in demand as a result of the COVID-19 pandemic. The combination of these events led many of our customers to cancel planned construction projects and to defer regular maintenance projects whenever possible. The effects of these events placed significant financial pressures on the vast majority of our customers to reduce costs, which led some of our customers to aggressively pursue pricing concessions. We value our long-term customer relationships and worked closely with them to address this reality, which in turn required us to modify what pay we could offer to our valued inspectors. Despite the COVID-19 pandemic, we continued our field operations without any significant disruption in our service to our customers.

Previously, OPEC started a price war for market share in November 2014 that led to a downturn that lasted through 2017. The industry, our customers, and we benefitted from a rebound in 2018 and 2019. In the years leading into 2020, many companies had been active in constructing new energy infrastructure, such as pipelines, gas plants, compression stations, pumping stations, and storage facilities, which afforded us the opportunity to provide our inspection and integrity services on these projects. The commodity price decline in 2020 led our customers to change their budgets and plans, and to decrease their spending on capital expenditures. This, in turn, had an impact on regular maintenance work and the construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. The volatility in crude oil prices is illustrated in the chart below, which shows the average monthly spot price for West Texas Intermediate crude oil from 2018 through June 2021:

Recognizing the impact of the COVID-19 pandemic, we took swift and decisive actions in 2020 to reduce overhead and other costs through a combination of salary reductions, reductions in workforce, and other cost-cutting measures. We elected to defer some discretionary capital expenditures and we remain focused on opportunities to reduce our working capital needs. In early 2021, we took additional actions to further reduce our costs with some additional reductions in workforce and furloughs. These actions have significantly lowered our general and administrative costs. While reducing certain costs, we have also made investments in personnel in our account management and business development teams, to position ourselves to take advantage of the market’s eventual recovery. In addition, the challenging market conditions notwithstanding, in May 2021 we prospectively restored the salaries of certain key employees that had accepted temporary salary reductions in 2020.

In light of the adverse market conditions, we made the difficult decision in July 2020 to temporarily suspend payment of common unit distributions. This has enabled us to retain more cash to manage our working capital and financing requirements during these challenging market conditions. Our credit facility, as amended in 2021, contains significant restrictions on our ability to pay cash distributions to common and preferred unitholders. As a result, we expect to use cash generated from operations for working capital to support revenue growth and to pay down debt.

The vaccination process for COVID-19 has progressed, which has likely been a leading factor in the recent recovery in demand for crude oil. The price of crude oil has increased in 2021, with the average daily spot price for West Texas Intermediate crude oil increasing from $48.35 per barrel at December 31, 2020 to $66.56 per barrel at August 9, 2021. We expect that a sustained increase in crude oil prices will lead customers to increase their maintenance and capital spending plans, although some of our customers have recently decreased their maintenance and capital spending plans. We continue to focus on winning new customers while supporting our existing customers.

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

In 2020 we made the strategic decision to pursue new inspection markets to diversify our inspection business to markets not tied to commodity prices. We have the expertise and systems to offer inspection services into new markets such as municipal water, sewer, bridges, electrical transmission, marine coatings, wind, solar, and hydroelectric. We have been bidding inspection jobs in these new markets and many of our inspectors and employees have the skills to offer services to these new markets. Over the long term, we hope to have the majority of our inspection revenue coming from these new services.

We believe government regulation under the new administration will continue to grow with a focus on protecting the environment. The U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) recently issued new rules that impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The new rules expand requirements to address risks to pipelines outside of environmentally sensitive and populated areas. In addition, the rules make changes to integrity management requirements, including emphasizing the use of in-line inspection technology. The new rules took effect on July 1, 2020 with various implementation phases over a period of years. We remain optimistic about the long-term demand for environmental services such as inspection services, integrity services, and water solutions, due to our nation’s aging pipeline infrastructure, and we believe we continue to be well-positioned to capitalize on these opportunities. The following charts summarize the age of pipelines in the United States, as developed from independent research and government data:

In 2018, Holdings completed an acquisition to further broaden our collective suite of environmental services. This acquisition provided entry into the municipal water industry, whereby we can offer our traditional inspection services, including corrosion and nondestructive testing services, as well as in-line inspection (“ILI”). Holdings’ next generation 5G ultra high-resolution magnetic flux leakage (“MFL”) ILI technology called EcoVision™ UHD, is capable of helping pipeline owners and operators better manage the integrity of their pipeline assets in both the municipal water and energy industries. We believe Holdings is the only technology provider today capable of offering this service to the large and diverse municipal water industry that provides drinking water to our communities. Holdings has been investing in building tools to serve different size pipelines. At some point in the future, this business may be offered to the Partnership when appropriate. We do not expect to acquire this business in the near term, although we continue to use our affiliation with this business as a cross-selling opportunity for our services.

Our parent company’s ownership interests continue to remain fully aligned with our unitholders, as our General Partner and insiders collectively own 76% of our total common and preferred units.

In March 2021, we entered into an amendment to our existing credit facility that extended the maturity date of the facility to May 2022, reduced the total borrowing capacity under the facility from $110.0 million to $75.0 million, and made the leverage ratio covenant temporarily less restrictive. In August 2021, we entered into another amendment to the credit facility that, among other things, removed certain financial statement ratio covenants for the remaining term of the facility and reduced the total capacity under the facility from $75.0 million to $70.0 million. We continue to have discussions with our lenders regarding our financing options beyond the May 2022 maturity date of our credit facility. It is possible that any future amendments, extensions, or replacements of the credit facility could further reduce the borrowing capacity under the credit facility, further limit our payment of distributions or add other new restrictions, which could further limit our ability to borrow for working capital to fund revenue growth and could also restrict our ability to borrow to fund capital expenditures. Future amendments, extensions, or replacements of the credit facility could also result in increased interest rates and bank fees. We expect to incur additional advisory fees in developing our financing plans. Further, we can make no assurances that we will be able to successfully extend the credit facility beyond the May 2022 maturity date. As part of our efforts to reduce our outstanding debt and working capital needs, we will consider asset sales and discontinuing certain service lines, which could result in impairments to long-lived assets in future periods.

Inspection Services

Revenues of our Inspection Services segment decreased from $43.3 million during the three months ended June 30, 2020 to $29.4 million during the three months ended June 30, 2021, a decrease of 32%. At the end of the first quarter of 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to reduce their spending on capital expenditures and maintenance projects. Most projects that were already in process continued, despite the COVID-19 pandemic. However, many customers announced reductions in their capital expansion budgets and deferrals of planned construction projects, which significantly reduced our opportunities to generate revenue from inspection services. The lower level of activity continued into 2021, and many of our customers have not yet resumed significant spending on capital expansion. In 2021, a large majority of our revenues have been generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects. Services to public utility customers have represented over 50% of the Inspection Services segment’s revenues in 2021. We have seen slow and steady improvement in 2021, as our average monthly inspector headcount increased from 436 in January 2021 to 479 in June 2021. Gross margins in this segment decreased from $4.4 million during the three months ended June 30, 2020 to $3.4 million during the three months ended June 30, 2021, a decrease of 24%. This decrease resulted from lower revenues, partially offset by a higher gross margin percentage.

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

Pipeline & Process Services

Revenues of our Pipeline & Process Services segment decreased from $7.2 million during the three months ended June 30, 2020 to $1.4 million during the three months ended June 30, 2021, a decrease of 81%. Our Pipeline & Process Services segment remained busy during most of 2020, as hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued. However, the pandemic and the volatility in oil prices led to a significant reduction in the launch of new construction projects, and as a result there have been fewer hydrotesting projects to bid on than in the past. In early 2021, we implemented a cost reduction plan that included salary reductions, furloughs, and a reduction in workforce. Revenues reached a low of less than $0.1 million in January and February 2021 and increased in the following months. Our backlog of committed work remains weak.

Environmental Services

Revenues of our Environmental Services segment decreased from $1.3 million during the three months ended June 30, 2020 to $1.1 million during the three months ended June 30, 2021, a decrease of 11%. Beginning in March 2020, volatility in commodity prices and market uncertainty due to the COVID-19 pandemic led to a significant reduction in activity by producers in North Dakota. Gross margins decreased from $0.8 million during the three months ended June 30, 2020 to $0.7 million during the three months ended June 30, 2021, a decrease of 14%.

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

WTI oil prices began increasing in December 2020 and continued to increase in 2021, reaching $73.52 per barrel at June 30, 2021. According to a published rig count, the number of rigs in the Williston basin increased modestly from 11 rigs at December 31, 2020 to 18 rigs at June 30, 2021. We expect this increase in oil prices in the first half of 2021 to lead to an increase in exploration and production activity in the Bakken, although producers have been slow to increase production. We recently completed a new contract with a public energy company to connect its pipeline to one of our water treatment facilities, and we began receiving water from the pipeline in October 2020. Our monthly volume reached a low in February 2021 and increased in the following months. Although market conditions have been adverse, we continue to benefit from the fact that 99% of our water in 2021 was produced water from existing wells (rather than flowback water from new wells) and 61% of our water in 2021 was from pipelines. We also took steps to reduce our operating costs. We generate a portion of our revenue from a contract to operate a facility that we own a 25% interest in. The majority owner of the facility has notified us of its intention to reopen negotiations over the pricing of this contract once the contract expires in November 2022.

In July 2020, in relation to an ongoing lawsuit challenging various federal authorizations for the Dakota Access Pipeline (“DAPL”), a federal court ordered that the DAPL be shut down and drained of oil by August 5, 2020. The owners of the pipeline appealed the decision, and a federal appeals court stayed the July 2020 order to close the pipeline and ordered further briefing on the issue. The DAPL is allowed to continue operating until the United States Army Corps of Engineers completes its environmental assessment, which is planned to be completed by March 2022. The DAPL transports approximately 40% of the crude oil that is produced in the Bakken region. The closure of the pipeline would likely have an adverse effect on overall production in the Bakken, which would likely reduce the volume of water delivered to our facilities. In addition, the uncertainty associated with this litigation may reduce E&P companies’ incentive to invest in new production in the Bakken.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)

Revenue	$31,856	$51,688	$58,802	$120,171
Costs of services	27,453	44,307	51,503	104,835
Gross margin	4,403	7,381	7,299	15,336

Operating costs and expense:
General and administrative - segment	4,288	4,757	8,358	10,472
General and administrative - corporate	190	169	446	394
Depreciation, amortization and accretion	1,236	1,211	2,475	2,419
Gain on asset disposals, net	(1)	(11)	(38)	(23)
Operating income	(1,310)	1,255	(3,942)	2,074

Other (expense) income:
Interest expense	(888)	(1,152)	(1,690)	(2,276)
Foreign currency gains (losses)	76	184	145	(273)
Other, net	121	165	237	270
Net (loss) income before income tax expense	(2,001)	452	(5,250)	(205)
Income tax expense (benefit)	26	71	(76)	291
Net (loss) income	(2,027)	381	(5,174)	(496)

Net (loss) income attributable to noncontrolling interests	(161)	697	(655)	609
Net loss attributable to partners / controlling interests	(1,866)	(316)	(4,519)	(1,105)

Net income attributable to preferred unitholder	1,033	1,033	2,066	2,066
Net loss attributable to common unitholders	$(2,899)	$(1,349)	$(6,585)	$(3,171)

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

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased from the six months ended June 30, 2020 to the six months ended June 30, 2021 due to a lower average debt balance outstanding, which was partially offset by an increase in average interest rate. Average debt outstanding was $55.3 million for the six months ended June 30, 2021, compared to $89.6 million for the six months ended June 30, 2020. The average interest rate was 4.43% for the six months ended June 30, 2021, compared to 4.25% for the six months ended June 30, 2020.

Foreign currency gains (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency gains during the six months ended June 30, 2021 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar increased 3% relative to the U.S. dollar during the six months ended June 30, 2021). The net foreign currency losses during the six months ended June 30, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar decreased 4% relative to the U.S. dollar during the six months ended June 30, 2020).

Other, net. Other income includes income associated with our 25% interest in a water treatment facility, which we account for under the equity method.

Income tax expense (benefit). Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax. Income tax expense (benefit) was ($0.1) million and $0.3 million, respectively, for the six months ended June 30, 2021 and 2020. The decrease in income tax expense from the six months ended June 30, 2020 to the six months ended June 30, 2021 was primarily due to a pre-tax loss during the six months ended June 30, 2021 for our corporate subsidiary that provides services to public utility customers.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represents “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the six months ended June 30, 2021, substantially all of our gross income, which consisted of approximately $29.3 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

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

Segment Operating Results

Inspection Services

The following table summarizes the operating results of the Inspection Services segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$29,353		$43,260		$(13,907)	(32.1)%
Costs of services	25,989		38,836		(12,847)	(33.1)%
Gross margin	3,364	11.5%	4,424	10.2%	(1,060)	(24.0)%

General and administrative	3,392	11.6%	3,771	8.7%	(379)	(10.1)%
Depreciation, amortization and accretion	553	1.9%	555	1.3%	(2)	(0.4)%
Operating (loss) income	$(581)	(2.0)%	$98	0.2%	$(679)	(692.9)%

Operating Data
Average number of inspectors	473		700		(227)	(32.4)%
Average revenue per inspector per week	$4,774		$4,754		$20	0.4%
Revenue variance due to number of inspectors					$(14,087)
Revenue variance due to average revenue per inspector					$180

Revenue. Revenue decreased $13.9 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to a decrease in the average number of inspectors engaged (a decrease of 227 inspectors accounting for $14.1 million of the revenue decrease) partially offset by an increase in the average revenue billed per inspector (offsetting $0.2 million of the revenue decrease). In March 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Many customers significantly reduced their capital expansion plans, which reduced their need for inspection services. Although oil prices have since recovered to pre-pandemic levels, customers have been slow to resume spending on capital expansion projects. As a result, a large majority of our revenues in 2021 have been generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects. Revenues of our subsidiary that serves public utility customers were $3.4 million higher in second quarter 2021 than in second quarter 2020, due primarily to an increase in the number of inspectors serving our two largest utility customers. For our other service lines, revenues in second quarter 2021 were significantly lower than revenues in second quarter 2020, including revenues of our nondestructive examination service line, which decreased by $1.2 million. The increase in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $12.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $1.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The gross margin percentage was 11.5% in 2021, compared to 10.2% in 2020. The increase in gross margin percentage is due to changes in the mix of services provided. During the second quarter of 2021, we generated a larger percentage of our revenue from higher-margin service lines, such as services to public utility customers and in-line inspection support.

General and administrative. General and administrative expenses decreased by $0.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a decrease of $0.4 million in employee compensation expense through a combination of salary reductions and reductions in workforce. The decrease in general and administrative expenses was also due to a decrease of $0.1 million in allocated corporate overhead costs and a decrease of $0.1 million in various other expenses. These decreases were partially offset by an increase of $0.2 million in legal expense, due primarily to costs associated with Fair Labor Standards Act employment litigation and certain other employment-related lawsuits and claims.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $0.7 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

The following table summarizes the operating results of the Inspection Services segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$54,805		$107,155		$(52,350)	(48.9)%
Costs of services	48,819		96,359		(47,540)	(49.3)%
Gross margin	5,986	10.9%	10,796	10.1%	(4,810)	(44.6)%

General and administrative	6,597	12.0%	8,289	7.7%	(1,692)	(20.4)%
Depreciation, amortization and accretion	1,105	2.0%	1,111	1.0%	(6)	(0.5)%
Operating (loss) income	$(1,716)	(3.1)%	$1,396	1.3%	$(3,112)	(222.9)%

Operating Data
Average number of inspectors	460		858		(398)	(46.4)%
Average revenue per inspector per week	$4,608		$4,830		$(222)	(4.6)%
Revenue variance due to number of inspectors					$(47,418)
Revenue variance due to average revenue per inspector					$(4,932)

Revenue. Revenue decreased $52.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a decrease in the average number of inspectors engaged (a decrease of 398 inspectors accounting for $47.4 million of the revenue decrease) and a decrease in the average revenue billed per inspector (accounting for $4.9 million of the revenue decrease). In March 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Many customers significantly reduced their capital expansion plans, which reduced their need for inspection services. Although oil prices have since recovered to pre-pandemic levels, customers have been slow to resume spending on capital expansion projects. As a result, a large majority of our revenues in 2021 have been generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects. Revenues of our subsidiary that serves public utility customers were $3.3 million higher during the six months ended June 30, 2021 than in the six months ended June 30, 2020, due primarily to an increase in the number of inspectors serving our two largest utility customers. For our other service lines, revenues during the six months ended June 30, 2021 were significantly lower than revenues during the six months ended June 30, 2020, including revenues of our nondestructive examination service line, which decreased by $3.1 million. The decrease in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $47.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $4.8 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The gross margin percentage was 10.9% in 2021, compared to 10.1% in 2020. The increase in gross margin percentage is due to changes in the mix of services provided. During the six months ended June 30, 2021, we generated a larger percentage of our revenue from higher-margin service lines, such as services to public utility customers and in-line inspection support.

General and administrative. General and administrative expenses decreased by $1.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a decrease of $1.3 million in employee compensation expense through a combination of salary reductions and reductions in workforce. The decrease in general and administrative expenses was also due to a decrease in travel and advertising expense of $0.1 million, a decrease of $0.3 million in allocated corporate overhead costs, and a decrease of $0.2 million in various other expenses. These decreases were partially offset by an increase of $0.3 million in legal expense, due primarily to costs associated with Fair Labor Standards Act employment litigation and certain other employment-related lawsuits and claims.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $3.1 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Pipeline & Process Services

The following table summarizes the results of the Pipeline & Process Services segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$1,366		$7,153		$(5,787)	(80.9)%
Costs of services	1,050		5,041		(3,991)	(79.2)%
Gross margin	316	23.1%	2,112	29.5%	(1,796)	(85.0)%

General and administrative	507	37.1%	531	7.4%	(24)	(4.5)%
Depreciation, amortization and accretion	137	10.0%	140	2.0%	(3)	(2.1)%
Gain on asset disposals, net	(1)	(0.1)%	(4)	(0.1)%	3	(75.0)%
Operating (loss) income	$(327)	(23.9)%	$1,445	20.2%	$(1,772)	(122.6)%

Operating Data
Average number of field personnel	13		27		(14)	(51.9)%
Average revenue per field personnel per week	$8,083		$20,379		$(12,296)	(60.3)%
Revenue variance due to number of field personnel					$(1,471)
Revenue variance due to average revenue per field personnel					$(4,316)

Revenue. Revenues of our Pipeline & Process Services segment decreased $5.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The Pipeline & Process Services segment remained busy during 2020, as hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued. However, the pandemic and the volatility in oil prices led to a significant reduction in the launch of new construction projects, and as a result, there have been fewer hydrotesting projects to bid on in 2021 than in the past. Revenues reached a low of less than $0.1 million in each of January and February 2021 and increased in the following months. Our backlog of committed projects remains weak.

Costs of services. Cost of services decreased by $4.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to decreased revenues.

Gross margin. Gross margin decreased by $1.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as a result of a decrease in revenue. The employees of the Pipeline & Process Services segment are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Inspection Services segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are therefore primarily variable costs). Because these employees were less fully utilized during the three months ended June 30, 2021 than during the three months ended June 30, 2020, the gross margin percentage was lower. In first quarter 2021, we implemented a cost reduction plan that included a combination of salary reductions, furloughs, and a reduction in workforce.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. General and administrative expenses remained relatively consistent during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a decrease of $0.1 million in employee compensation expense through a combination of salary reductions and a reduction in workforce partially offset by an increase of $0.1 million in various other expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the three months ended June 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $1.8 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in operating (loss) income was due primarily to a decrease in gross margin.

The following table summarizes the results of the Pipeline & Process Services segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$1,688		$10,075		$(8,387)	(83.2)%
Costs of services	1,870		7,402		(5,532)	(74.7)%
Gross margin	(182)	(10.8)%	2,673	26.5%	(2,855)	(106.8)%

General and administrative	937	55.5%	1,171	11.6%	(234)	(20.0)%
Depreciation, amortization and accretion	273	16.2%	285	2.8%	(12)	(4.2)%
Gain on asset disposals, net	(38)	(2.3)%	(30)	(0.3)%	(8)	26.7%
Operating (loss) income	$(1,354)	(80.2)%	$1,247	12.4%	$(2,601)	(208.6)%

Operating Data
Average number of field personnel	18		27		(9)	(33.3)%
Average revenue per field personnel per week	$3,627		$14,431		$(10,804)	(74.9)%
Revenue variance due to number of field personnel					$(844)
Revenue variance due to average revenue per field personnel					$(7,543)

Revenue. Revenues of our Pipeline & Process Services segment decreased $8.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The Pipeline & Process Services segment remained busy during 2020, as hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued. However, the pandemic and the resultant low oil prices led to a significant reduction in the launch of new construction projects, and as a result, there have been fewer hydrotesting projects to bid on than in the past. Revenues reached a low of less than $0.1 million in each of January and February 2021 and increased in the following months. Our backlog of committed projects remains weak.

Costs of services. Cost of services decreased by $5.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to decreased revenues.

Gross margin. Gross margin decreased by $2.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as a result of a decrease in revenue. The employees of the Pipeline & Process Services segment are full-time employees, and therefore represent fixed costs (in contrast to the employees of the Inspection Services segment who perform work in the field, most of whom only earn wages when they are performing work for a customer and whose wages are therefore primarily variable costs). Because these employees were less fully utilized during the six months ended June 30, 2021 than during the six months ended June 30, 2020, the gross margin percentage was lower. In first quarter 2021, we implemented a cost reduction plan that included a combination of salary reductions, furloughs, and a reduction in workforce.

General and administrative. General and administrative expenses primarily include compensation expense for office employees and general office expenses. General and administrative expenses decreased by $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a decrease of $0.3 million in employee compensation expense through a combination of salary reductions and a reduction in workforce, partially offset by an increase of $0.1 million in various other expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense includes depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization and accretion expense during the six months ended June 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $2.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in operating (loss) income was due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Environmental Services

The following table summarizes the operating results of the Environmental Services segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$1,137		$1,275		$(138)	(10.8)%
Costs of services	414		430		(16)	(3.7)%
Gross margin	723	63.6%	845	66.3%	(122)	(14.4)%

General and administrative	389	34.2%	455	35.7%	(66)	(14.5)%
Depreciation, amortization and accretion	421	37.0%	383	30.0%	38	9.9%
Gain on asset disposals, net	—	0.0%	(7)	(0.5)%	7	(100.0)%
Operating (loss) income	$(87)	(7.7)%	$14	1.1%	$(101)	(721.4)%

Operating Data
Total barrels of water processed	1,426		1,769		(343)	(19.4)%
Average revenue per barrel processed (a)	$0.80		$0.72		$0.08	11.1%
Revenue variance due to barrels processed					$(252)
Revenue variance due to revenue per barrel					$114

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $0.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in revenues was due primarily to a decrease of 0.3 million barrels in the volume of water processed. In February 2021, the largest customer of one of our highest-volume facilities completed construction of its own facility and began sending most of its water to that facility. This customer accounted for 20% of the Environmental Services revenue in 2020. The resultant decrease in volumes was partially offset by the completion of a new contract with a public energy company to connect its pipeline to one of our water treatment facilities. We began receiving water from this pipeline in the 4th quarter of 2020. Although oil prices have increased significantly in 2021, producers in North Dakota have been slow to increase production.

Costs of services. Costs of services remained relatively consistent during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Gross margin. Gross margin decreased by $0.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a $0.1 million decrease in revenue.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased by $0.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to a decrease in employee compensation expense, as a result of a combination of salary reductions, and reductions in workforce, and a decrease in allocated corporate overhead costs.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended June 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended June 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $0.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in operating (loss) income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

The following table summarizes the operating results of the Environmental Services segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$2,309		$2,941		$(632)	(21.5)%
Costs of services	814		1,074		(260)	(24.2)%
Gross margin	1,495	64.7%	1,867	63.5%	(372)	(19.9)%

General and administrative	824	35.7%	1,012	34.4%	(188)	(18.6)%
Depreciation, amortization and accretion	848	36.7%	794	27.0%	54	6.8%
Gain on asset disposals, net	—	0.0%	7	0.2%	(7)	(100.0)%
Operating (loss) income	$(177)	(7.7)%	$54	1.8%	$(231)	(427.8)%

Operating Data
Total barrels of water processed	2,819		4,091		(1,272)	(31.1)%
Average revenue per barrel processed (a)	$0.82		$0.72		$0.10	13.9%
Revenue variance due to barrels processed					$(914)
Revenue variance due to revenue per barrel					$282

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $0.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in revenues was due primarily to a decrease of 1.3 million barrels in the volume of water processed, which was partially offset by an increase of $0.1 million in residual oil sales. In addition, in February 2021, the largest customer of one of our highest-volume facilities completed construction of its own facility and began sending most of its water to that facility. This customer accounted for 20% of the Environmental Services revenue in 2020. The resultant decrease in volumes was partially offset by the completion of a new contract with a public energy company to connect its pipeline to one of our water treatment facilities. We began receiving water from this pipeline in 4th quarter 2020.

Costs of services. Costs of services decreased by $0.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a decrease of approximately $0.1 million in variable costs (such as chemical and utility expense) resulting from a decrease in volumes, a decrease of $0.1 million in repairs and maintenance expense, and a decrease of $0.1 million in compensation expense as a result of salary reductions and a reduction in force.

Gross margin. Gross margin decreased by $0.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a $0.6 million decrease in revenue, partially offset by a $0.3 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased by $0.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a decrease of $0.1 million in employee compensation expense, as a result of a combination of salary reductions and a reduction in workforce, and to a decrease of $0.1 million in allocated corporate overhead costs.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the six months ended June 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the six months ended June 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in operating (loss) income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

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

Reconciliation of Net (Loss) Income to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(2,027)	$381	$(5,174)	$(496)
Add:
Interest expense	888	1,152	1,690	2,276
Depreciation, amortization and accretion	1,410	1,447	2,853	2,927
Income tax expense (benefit)	26	71	(76)	291
Equity-based compensation expense	276	254	529	518
Foreign currency losses	—	—	—	273
Less:
Foreign currency gains	76	184	145	—
Adjusted EBITDA	$497	$3,121	$(323)	$5,789

Adjusted EBITDA attributable to noncontrolling interests	(43)	844	(418)	906
Adjusted EBITDA attributable to limited partners / controlling interests	$540	$2,277	$95	$4,883

Less:
Preferred unit distributions paid or accrued	1,033	1,033	2,066	2,066
Cash interest paid, cash taxes paid, and maintenance capital expenditures	953	989	2,594	2,194
Distributable cash flow	$(1,446)	$255	$(4,565)	$623

Reconciliation of Net Loss Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss attributable to limited partners	$(1,866)	$(316)	$(4,519)	$(1,105)
Add:
Interest expense attributable to limited partners	886	1,152	1,685	2,276
Depreciation, amortization and accretion attributable to limited partners	1,294	1,318	2,621	2,653
Income tax expense (benefit) attributable to limited partners	26	53	(76)	268
Equity based compensation expense attributable to limited partners	276	254	529	518
Foreign currency losses attributable to limited partners	—	—	—	273
Less:
Foreign currency gains attributable to limited partners	76	184	145	—
Adjusted EBITDA attributable to limited partners	540	2,277	95	4,883

Less:
Preferred unit distributions paid or accrued	1,033	1,033	2,066	2,066
Cash interest paid, cash taxes paid, and maintenance capital expenditures attributable to limited partners	953	989	2,594	2,194
Distributable cash flow	$(1,446)	$255	$(4,565)	$623

Reconciliation of Net Cash (Used in) Provided by Operating Activities to Adjusted EBITDA and to Distributable Cash Flow

	Six Months ended June 30,
	2021	2020
	(in thousands)
Cash flows (used in) provided by operating activities	$(2,820)	$15,432
Changes in trade accounts receivable, net	2,999	(17,516)
Changes in prepaid expenses and other	(226)	734
Changes in accounts payable and accounts payable - affiliates	845	115
Changes in accrued liabilities and other	(2,647)	5,037
Change in income taxes payable	296	(292)
Interest expense (excluding non-cash interest)	1,278	1,987
Income tax (benefit) expense (excluding deferred tax benefit)	(76)	291
Other	28	1
Adjusted EBITDA	$(323)	$5,789

Adjusted EBITDA attributable to noncontrolling interests	(418)	906
Adjusted EBITDA attributable to limited partners / controlling interests	$95	$4,883

Less:
Preferred unit distributions paid or accrued	2,066	2,066
Cash interest paid, cash taxes paid, and maintenance capital expenditures	2,594	2,194
Distributable cash flow	$(4,565)	$623

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

The working capital needs of the Inspection Services segment are substantial, driven by payroll costs and reimbursable expenses paid to our inspectors on a weekly basis. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Inspection Services segment are substantial”, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future capital needs will be funded by future borrowings. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At June 30, 2021, our sources of liquidity included:

●	$4.6 million of cash and cash equivalents;

●	available borrowings under our Credit Agreement of $14.7 million (based on the $70.0 million total capacity of the facility as amended in August 2021); and

●	issuance of equity and/or debt securities, subject to our debt covenants.

We had outstanding borrowings of $55.3 million at June 30, 2021. As amended in August 2021, the Credit Agreement has a maximum borrowing capacity of $70.0 million, and any borrowings in excess of $60.0 million may only be used to fund working capital needs. The Credit Agreement requires that we maintain liquidity in excess of $7.0 million at all times, with liquidity defined as cash and cash equivalents plus unused capacity on the credit facility.

The Credit Agreement matures on May 31, 2022. See further discussion below in the “Our Credit Agreement” section.

At-the-Market Equity Program

In April 2019, we established an at-the-market equity program (“ATM Program”), which allows us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. The maximum amount we may sell is $10.0 million. We are under no obligation to sell any common units under this program. As of the date of this filing, we have not sold any common units under the ATM Program and, as such, have not received any net proceeds or paid any compensation to the sales agent under the ATM Program.

Employee Unit Purchase Plan

In November 2019, we established an employee unit purchase plan (“EUPP”), which will allow us to offer and sell up to 500,000 common units. Employees can elect to have up to 10 percent of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. There have been no common unit offerings or issuances under the EUPP.

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

We paid common unit distributions of $2.5 million in February 2020 and $2.6 million in May 2020. In July 2020, in light of the challenging market conditions, we made the difficult decision to temporarily suspend payment of common unit distributions. As described above, our Credit Agreement, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on common units.

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

We paid four preferred unit distributions of $1.0 million each in 2020. As described above, our Credit Agreement, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on preferred units. We have not paid any preferred distributions thus far in 2021.

Our Credit Agreement

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks (collectively, the “Lenders”), with Deutsche Bank Trust Company Americas (“DB”) serving as the Administrative Agent. DB has served as the agent since 2013. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement has been amended several times since inception, including in May 2018, March 2021, and August 2021. Each of these amendments reduced the borrowing capacity following two industry downturns. After the August 2021 amendment, the Credit Agreement has a total capacity of $70.0 million, subject to customary covenants and restrictions, and matures on May 31, 2022. Any borrowings in excess of $60.0 million may only be used to fund working capital needs.

Outstanding borrowings at June 30, 2021 and December 31, 2020 were $55.3 million and $62.0 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. The average debt balance outstanding was $55.3 million and $89.6 million during the six months ended June 30, 2021 and 2020, respectively.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 2.00% to 3.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 3.00% to 4.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 3.61% and 4.89% for the six months ended June 30, 2021 and 3.33% and 4.80% for the six months ended June 30, 2020. As of June 30, 2021, the interest rate in effect on our outstanding borrowings was 4.89%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees, was $0.4 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Interest paid, including commitment fees, was $1.1 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

The Credit Agreement contains various customary covenants and restrictive provisions. Prior to the August 2021 amendment, the Credit Agreement also required us to maintain certain financial covenants, including a leverage ratio and an interest coverage ratio. After the August 2021 amendment, these financial ratio covenant requirements have been removed. As amended in August 2021, the Credit Agreement requires that we maintain liquidity in excess of $7.0 million at all times, with liquidity defined as cash and cash equivalents plus unused capacity on the credit facility.

As amended in August 2021, the Credit Agreement contains significant limitations on our ability to pay cash distributions. We may only pay the following cash distributions:

●	distributions to common and preferred unitholders, to the extent of income taxes estimated to be payable by these unitholders resulting from allocations of our earnings; and

●	distributions to the noncontrolling interest owners of CBI and CF Inspection.

In addition, the Credit Agreement restricts our ability to redeem or repurchase our equity interests and requires us to use the proceeds from any asset sales to repay debt.

The Credit Agreement requires us to make payments to reduce the outstanding balance if, for any consecutive period of five business days, our cash on hand (less amounts expected to be paid in the following five business days) exceeds $7.5 million.

Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.8 million and $0.2 million at June 30, 2021 and December 31, 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. We incurred $1.0 million of debt issuance costs related to the March 2021 amendment to the Credit Agreement.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(2,820)	$15,432
Net cash used in investing activities	(66)	(1,334)
Net cash used in financing activities	(10,040)	(2,032)
Effect of exchange rates on cash	3	(5)
Net (decrease) increase in cash and cash equivalents	$(12,923)	$12,061

Net cash (used in) provided by operating activities. Net operating cash outflows for the six months ended June 30, 2021 were $2.8 million, consisting of a net loss of $5.2 million plus non-cash expenses of $3.6 million and net changes in working capital of $(1.3) million. Non-cash expenses included depreciation, amortization, and accretion and equity-based compensation expense, among others.

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

Net cash used in financing activities. Financing cash outflows for the six months ended June 30, 2021 primarily consisted of $6.7 million of net payments on our revolving credit facility, $1.0 million of debt issuance costs, and $2.0 million of distributions to the noncontrolling interest owners of CBI.

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

Working Capital

Our working capital (defined as net current assets less net current liabilities) was ($36.9) million at June 30, 2021, which included $4.6 million of cash and cash equivalents and $55.3 million of borrowings under our revolving credit facility. As described above under “Our Credit Agreement”, our revolving credit facility contains limitations on borrowing capacity, which may limit our ability to fund working capital needed to support revenue growth.

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

Capital Expenditures

Our Inspection Services segment does not generally require significant capital expenditures, other than the purchase of nondestructive examination technology. Our inspectors provide their own four wheel drive vehicles and receive mileage reimbursements. Our Pipeline & Process Services segment has both maintenance and expansion capital needs for equipment and vehicles in order to perform hydrostatic testing and other integrity procedures. Our Environmental Services Segment has certain limited capital expenditure requirements for the maintenance of existing water treatment facilities. We do not plan to invest significant expansion capital in the Environmental Services or Pipeline & Process Services segments. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of payments on finance lease obligations, were $0.2 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $1.1 million for the six months ended June 30, 2020 (cash basis). We had less than $0.1 million of expansion capital expenditures for the six months ended June 30, 2021.

We expect to fund future capital expenditures from cash flows generated from our operations or borrowings under our Credit Agreement. As we expand into new inspection markets such as municipal water, municipal sewer, electrical transmission, bridges, among others, we should be able to use a lot of our nondestructive examination equipment. However, we will need to invest in additional growth capital to enter these new markets. As described above under “Our Credit Agreement”, our revolving credit facility contains limitations on borrowing capacity, which will place limitations on our ability to fund capital expenditures.

Impact of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any hedging arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Certain of these accounting policies and estimates involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. For more information, please see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and our disclosure of critical accounting policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10- K for the year ended December 31, 2020.

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

The FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity in August 2020. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods for smaller reporting companies beginning after December 15, 2023, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Less than 1% of our consolidated revenues during the three months ended June 30, 2021 were derived from sales of recovered crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment, inspection services, and pipeline and process services, resulting in an increase or decrease of our revenues and gross margins.

Crude oil prices decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices led many of our customers to change their budgets and plans and to decrease their spending on drilling, completions, and exploration. This had an adverse impact on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also impacted the midstream industry and led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. These developments have reduced our opportunities to generate revenues. It is impossible at this time to determine how customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Interest Rate Risk

The interest rate on our Credit Agreement floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $55.3 million as of June 30, 2021. Based on the debt balance outstanding at June 30, 2021, a hypothetical change in interest rates of 1% would result in an increase or decrease in our annual interest expense of approximately $0.6 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are and may in the future be subject to litigation and binding arbitration involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the Fair Labor Standards Act and state wage and hour laws, and have received indemnification demands from some of our customers in regard to such claims and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Claims related to the Fair Labor Standards Act are generally not covered by insurance. From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. The outcome of related litigation is unknown at this time but could be material to our financial statements in future periods.

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

Our Credit Agreement matures on May 31, 2022. Because of this, management has concluded that there is substantial doubt about the Partnership’s ability to continue as a going concern beyond the May 31, 2022 maturity date. We continue to have discussions with our lenders regarding our financing options beyond the May 2022 maturity date of our Credit Agreement. Our Credit Agreement was amended twice in 2021, and both amendments reduced the borrowing capacity, added new restrictions on the payment of distributions, and added other new restrictions. It is possible that any future amendments, extensions, or replacements of the Credit Agreement could include additional limitations and restrictions, which could further limit our ability to borrow for working capital to fund revenue growth and could also further limit our ability to borrow to fund capital expenditures. Future amendments, extensions, or replacements of the Credit Agreement could also result in increased bank fees. We expect to incur additional advisory fees in developing our financing plans. Further, we can make no assurances that we will be able to successfully extend the Credit Agreement beyond the May 2022 maturity date on favorable terms, if at all. In addition, it would be an event of default under our Credit Agreement if the audit report from our independent registered public accounting firm on our annual financial statements were to contain a “going concern” qualification. Our 2021 annual financial statements will be due on March 31, 2022. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement.

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

10.1 *

Amendment No. 2 to Credit Agreement dated August 13, 2021, by and among Cypress Environmental Partners, L.P., certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent and other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 16, 2021.

Cypress Environmental Partners, L.P.

By:	Cypress Environmental Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Financial Officer and Principal Accounting Officer