Form 10-Q
period 2021-09-30
Cypress Environmental Partners, L.P.
filed 2021-11-15
CIK 1587246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 8, 2021, the registrant had 12,341,773 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Form 10-Q to “Cypress Environmental Partners, L.P.,” “the partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“CBI” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to a nationally certified women-owned business, CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Energy GP Holdings, LLC;

●	“Holdings” refers to Cypress Environmental Holdings, LLC, the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 45% of our outstanding common units as of November 8, 2021;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refers collectively to TIR LLC, TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC; and

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that has elected to be treated as a corporation for U.S. federal income tax purposes.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2021 and December 31, 2020
(in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,023	$12,138
Trade accounts receivable, net	16,504	16,024
Accounts receivable - affiliates	265	—
Assets of discontinued operations	2,878	8,182
Prepaid expenses and other	1,820	2,002
Total current assets	25,490	38,346
Property and equipment:
Property and equipment, at cost	23,426	23,449
Less: Accumulated depreciation	15,850	14,059
Total property and equipment, net	7,576	9,390
Intangible assets, net	13,530	15,143
Goodwill	50,391	50,389
Finance lease right-of-use assets, net	72	112
Operating lease right-of-use assets	1,666	1,987
Debt issuance costs, net	665	242
Assets of discontinued operations	—	3,807
Other assets	540	570
Total assets	$99,930	$119,986

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$621	$855
Accounts payable - affiliates	—	58
Accrued payroll and other	4,618	4,768
Income taxes payable	42	268
Finance lease obligations	51	51
Operating lease obligations	422	439
Current portion of long-term debt	55,329	—
Liabilities of discontinued operations	446	1,582
Total current liabilities	61,529	8,021
Long-term debt	—	62,029
Finance lease obligations	15	55
Operating lease obligations	1,192	1,549
Liabilities of discontinued operations	—	245
Other noncurrent liabilities	362	182
Total liabilities	63,098	72,081

Commitments and contingencies - Note 7

Owners’ equity:
Partners’ capital:
Common units (12,339 and 12,213 units outstanding at
September 30, 2021 and December 31, 2020, respectively)	17,180	27,507
Preferred units (5,769 units outstanding at September 30, 2021 and December 31, 2020)	47,390	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,658)	(2,655)
Total partners’ capital	36,036	43,267
Noncontrolling interests	796	4,638
Total owners’ equity	36,832	47,905
Total liabilities and owners’ equity	$99,930	$119,986

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$32,431	$43,375	$89,545	$153,471
Costs of services	28,127	37,339	77,760	134,772
Gross margin	4,304	6,036	11,785	18,699

Operating costs and expense:
General and administrative	3,888	3,751	12,052	13,688
Depreciation, amortization and accretion	1,094	1,113	3,297	3,248
Loss (gain) on asset disposals, net	9	(2)	9	5
Operating (loss) income	(687)	1,174	(3,573)	1,758

Other (expense) income:
Interest expense	(995)	(942)	(2,652)	(3,182)
Foreign currency (losses) gains	(140)	106	5	(167)
Other, net	89	142	312	401
Net (loss) income before income tax expense	(1,733)	480	(5,908)	(1,190)
Income tax expense	107	266	30	511
Net (loss) income from continuing operations	(1,840)	214	(5,938)	(1,701)
Net (loss) income from discontinued operations, net of tax	(2,390)	591	(3,466)	2,010
Net (loss) income	$(4,230)	$805	$(9,404)	$309

Net (loss) income from continuing operations	$(1,840)	$214	$(5,938)	$(1,701)
Net income attributable to noncontrolling interests - continuing operations	15	3	21	14
Net (loss) income attributable to limited partners - continuing operations	(1,855)	211	(5,959)	(1,715)
Net (loss) income attributable to limited partners - discontinued operations	(1,160)	351	(1,575)	1,172
Net (loss) income attributable to limited partners	$(3,015)	$562	$(7,534)	$(543)

Net (loss) income attributable to limited partners - continuing operations	$(1,855)	$211	$(5,959)	$(1,715)
Net income attributable to preferred unitholder	1,033	1,033	3,099	3,099
Net loss attributable to common unitholders - continuing operations	(2,888)	(822)	(9,058)	(4,814)
Net (loss) income attributable to common unitholders - discontinued operations	(1,160)	351	(1,575)	1,172
Net loss attributable to common unitholders	$(4,048)	$(471)	$(10,633)	$(3,642)

Net (loss) income per common limited partner unit:
Basic and diluted - continuing operations	$(0.23)	$(0.07)	$(0.74)	$(0.40)
Basic and diluted - discontinued operations	(0.10)	0.03	(0.12)	0.10
Basic and diluted	$(0.33)	$(0.04)	$(0.86)	$(0.30)

Weighted average common units outstanding:
Basic and diluted	12,339	12,209	12,307	12,171

 See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
For the Three and Nine Months Ended September 30, 2021 and 2020
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(4,230)	$805	$(9,404)	$309
Other comprehensive income (loss)
foreign currency translation	108	(81)	(3)	128

Comprehensive (loss) income	$(4,122)	$724	$(9,407)	$437

Comprehensive income attributable to preferred unitholders	1,033	1,033	3,099	3,099
Comprehensive (loss) income attributable to noncontrolling interests	(1,215)	243	(1,870)	852

Comprehensive loss attributable to common unitholders	$(3,940)	$(552)	$(10,636)	$(3,514)

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statement of Owners’ Equity
For the Nine Months Ended September 30, 2021 and 2020
(in thousands)

	Nine Months Ended September 30, 2021
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Owners’ Equity
Owners’ equity at December 31, 2020	$27,507	$44,291	$(25,876)	$(2,655)	$4,638	$47,905

Net (loss) income for the period January 1, 2021 through March 31, 2021	(3,686)	1,033	—	—	(494)	(3,147)
Foreign currency translation adjustment	—	—	—	(53)	—	(53)
Distributions	—	—	—	—	(1,965)	(1,965)
Equity-based compensation expense	253	—	—	—	—	253
Unit-based compensation reclassified to liabilities	(266)	—	—	—	—	(266)
Taxes paid related to net share settlement of equity-based compensation	(227)	—	—	—	—	(227)

Owners’ equity at March 31, 2021	23,581	45,324	(25,876)	(2,708)	2,179	42,500

Net (loss) income for the period April 1, 2021 through June 30, 2021	(2,899)	1,033	—	—	(161)	(2,027)
Foreign currency translation adjustment	—	—	—	(58)	—	(58)
Equity-based compensation expense	276	—	—	—	—	276
Unit-based compensation reclassified to liabilities	(72)	—	—	—	—	(72)
Taxes paid related to net share settlement of equity-based compensation	(11)	—	—	—	—	(11)

Owners’ equity at June 30, 2021	20,875	46,357	(25,876)	(2,766)	2,018	40,608

Net (loss) income for the period July 1, 2021 through September 30, 2021	(4,048)	1,033	—	—	(1,215)	(4,230)
Foreign currency translation adjustment	—	—	—	108	—	108
Distributions	—	—	—	—	(7)	(7)
Equity-based compensation expense	294	—	—	—	—	294
Unit-based compensation reclassified to equity	59	—	—	—	—	59

Owners’ equity at September 30, 2021	$17,180	$47,390	$(25,876)	$(2,658)	$796	$36,832

See accompanying notes.

	Nine Months Ended September 30, 2020
	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2019	$37,334	$44,291	$(25,876)	$(2,577)	$5,019	$58,191
Net (loss) income for the period January 1, 2020 through March 31, 2020	(1,822)	1,033	—	—	(88)	(877)
Foreign currency translation adjustment	—	—	—	348	—	348
Distributions	(2,534)	(1,033)	—	—	(26)	(3,593)
Equity-based compensation expense	264	—	—	—	—	264
Taxes paid related to net share settlement of equity-based compensation	(138)	—	—	—	—	(138)

Owners’ equity at March 31, 2020	33,104	44,291	(25,876)	(2,229)	4,905	54,195

Net (loss) income for the period April 1, 2020 through June 30, 2020	(1,349)	1,033	—	—	697	381
Foreign currency translation adjustment	—	—	—	(139)	—	(139)
Distributions	(2,564)	(1,033)	—	—	(659)	(4,256)
Equity-based compensation expense	254	—	—	—	—	254

Owners’ equity at June 30, 2020	29,445	44,291	(25,876)	(2,368)	4,943	50,435

Net (loss) income for the period July 1, 2020 through September 30, 2020	(471)	1,033	—	—	243	805
Foreign currency translation adjustment	—	—	—	(81)	—	(81)
Distributions	—	(1,033)	—	—	(735)	(1,768)
Equity-based compensation expense	211	—	—	—	—	211

Owners’ equity at September 30, 2020	$29,185	$44,291	$(25,876)	$(2,449)	$4,451	$49,602

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net (loss) income	$(9,404)	$309
Net (loss) income from discontinued operations, net of tax	(3,466)	2,010
Net loss from continuing operations	(5,938)	(1,701)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	3,531	3,592
Loss on asset disposals, net	9	5
Interest expense from debt issuance cost amortization	707	434
Equity-based compensation expense	823	729
Equity in earnings of investee	(192)	(177)
Distributions from investee	225	200
Foreign currency (gains) losses	(5)	167
Changes in assets and liabilities:
Trade accounts receivable	(480)	18,529
Prepaid expenses and other	524	(640)
Accounts payable, accounts payable - affiliates and accounts receivable - affiliates	(576)	(624)
Accrued payroll and other	(379)	(6,224)
Income taxes payable	(226)	(717)
Net cash (used in) provided by operating activities - continuing operations	(1,977)	13,573
Net cash (used in) provided by operating activities - discontinued operations	(12)	4,643
Net cash (used in) provided by operating activities	(1,989)	18,216

Investing activities:
Proceeds from fixed asset disposals	4	9
Purchases of property and equipment, excluding finance leases	(61)	(1,396)
Net cash used in investing activities - continuing operations	(57)	(1,387)
Net cash used in investing activities - discontinued operations	(17)	(74)
Net cash used in investing activities	(74)	(1,461)

Financing activities:
Borrowings on credit facility	13,500	39,100
Repayments on credit facility	(20,200)	(52,000)
Repayments on finance lease obligations	(17)	(27)
Debt issuance cost payments	(1,018)	(19)
Taxes paid related to net share settlement of equity-based compensation	(238)	(138)
Distributions	(12)	(8,235)
Net cash used in financing activities - continuing operations	(7,985)	(21,319)
Net cash used in financing activities - discontinued operations	(2,121)	(1,546)
Net cash used in financing activities	(10,106)	(22,865)

Effect of exchange rates on cash	—	(5)

Net decrease in cash and cash equivalents	(12,169)	(6,115)
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $651 and $551 at December 31, 2020 and December 31, 2019, respectively)	18,544 (a)	16,251 (c)
Cash and cash equivalents, end of period (includes restricted cash equivalents of $1,051 and $551 at September 30, 2021 and September 30, 2020, respectively)	$6,375 (b)	$10,136 (d)

Non-cash items:
Accounts payable and accrued liabilities excluded from capital expenditures	$—	$176
Acquisitions of finance leases included in liabilities	$—	$247
Debt issuance costs included in accrued payroll and other	$112	$—

(a)	Amount includes $5.8 million of cash and cash equivalents of discontinued operations.

(b)	Amount includes $1.3 million of cash and cash equivalents of discontinued operations.

(c)	Amount includes $4.3 million of cash and cash equivalents of discontinued operations.

(d)	Amount includes $5.4 million of cash and cash equivalents of discontinued operations.

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Organization and Operations

Cypress Environmental Partners, L.P. (“we”, “us”, “our”, or the “Partnership”) is a Delaware limited partnership formed in 2013. We offer essential services that help protect the environment and ensure sustainability. We provide a wide range of environmental services including independent inspection, integrity, and support services for pipeline and energy infrastructure owners and operators and public utilities. We also provide water pipelines, hydrocarbon recovery, disposal, and water treatment services. Trading of our common units began January 15, 2014 on the New York Stock Exchange under the symbol “CELP”. Our business is organized into the Inspection Services (“Inspection Services”) and Water and Environmental Services (“Environmental Services”) segments.

The Inspection Services segment generates revenue by providing essential environmental services including inspection and integrity services on a variety of infrastructure assets including midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, data gathering, and supervision of third-party contractors. We typically charge our customers a daily or hourly fee for our services, in addition to per diem, mileage, and other reimbursable items. Revenue and costs are subject to seasonal variations and interim activity may not be indicative of yearly activity, considering that many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 include our accounts and those of our controlled subsidiaries. All intercompany transactions and account balances have been eliminated in consolidation. Investments over which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. The Unaudited Condensed Consolidated Balance Sheet at December 31, 2020 is derived from our audited financial statements.

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

Discontinued Operations

In September 2021, we discontinued the operations of Cypress Brown Integrity, LLC (“CBI”), which previously represented our Pipeline & Process Services segment. CBI provided customers with hydrotesting, chemical cleaning, drying, water treatment, nitrogen and other related services. CBI was located in Giddings, Texas and a plan of termination impacted approximately 18 employees. Our reasons for exiting the business included the decline in new pipeline construction projects and the inability to obtain more work directly with pipeline owners on maintenance projects, which led to operating losses in 2021. We have recast the financial information for all periods presented in these Unaudited Condensed Consolidated Financial Statements to report the assets, liabilities, revenues, and expenses of CBI within discontinued operations.

In the third quarter of 2021, we recorded a loss of $1.9 million on the disposal of intangible assets associated with CBI. We expect to sell CBI’s long-lived assets, which have a net book value of approximately $1.0 million. These assets were held for sale as of September 30, 2021. We recorded employee severance expenses of approximately $0.1 million in third quarter 2021.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

These assets and liabilities of discontinued operations on the Unaudited Condensed Consolidated Balance Sheets are summarized below:

	September 30,	December 31,
	2021	2020
ASSETS OF DISCONTINUED OPERATIONS	(in thousands)
Current assets of discontinued operations:
Cash and cash equivalents	$1,301	$5,755
Trade accounts receivable, net	228	2,396
Prepaid expenses and other	33	31
Property and equipment, net	990	—
Finance lease right-of-use assets, net	326	—
Total current assets of discontinued operations	2,878	8,182
Property and equipment, net	—	1,069
Intangible assets, net	—	2,243
Finance lease right-of-use assets, net	—	495
Total assets of discontinued operations	$2,878	$11,989

LIABILITIES OF DISCONTINUED OPERATIONS
Current liabilities of discontinued operations:
Accounts payable	$107	$1,215
Accrued payroll and other	39	108
Income taxes payable	2	60
Finance lease obligations	298	199
Total current liabilities of discontinued operations	446	1,582
Finance lease obligations	—	245
Total liabilities of discontinued operations	$446	$1,827

The revenues and expenses of discontinued operations in our Unaudited Condensed Consolidated Statements of Operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$597	$4,672	$2,285	$14,747
Costs of services	708	3,363	2,578	10,765
Gross margin	(111)	1,309	(293)	3,982

Operating costs and expense:
General and administrative	273	550	913	1,479
Depreciation, amortization and accretion	91	137	363	421
Loss (gain) on asset disposals, net	1,897	(2)	1,859	(32)
Operating (loss) income	(2,372)	624	(3,428)	2,114

Other (expense) income:
Interest expense	(17)	(17)	(50)	(53)
Other, net	—	—	14	11
Net (loss) income before income tax expense	(2,389)	607	(3,464)	2,072
Income tax expense	1	16	2	62
Net (loss) income from discontinued operations, net of tax	(2,390)	591	(3,466)	2,010
Net (loss) income attributable to noncontrolling interests - discontinued operations	(1,230)	240	(1,891)	838
Net (loss) income attributable to common unitholders - discontinued operations	$(1,160)	$351	$(1,575)	$1,172

General and administrative expenses that are directly attributable to CBI are reported within net  (loss) income from discontinued operations, net of tax whereas general and administrative that are indirectly allocable to CBI are not reported within net (loss) income from discontinued operations, net of tax. Interest expense associated with $1.0 million of our long-term debt is reported within net (loss) income from discontinued operations, net of tax, because the net book value of CBI’s property, plant and equipment is approximately $1.0 million at September 30, 2021, and because we will be required to use the proceeds from sales of these assets to repay debt under our revolving credit facility.

Subsequent to September 30, 2021, the following events occurred:

●	CBI sold certain vehicles which were accounted for as finance leases for $0.6 million. Of the $0.6 million, $0.3 million was used to pay off the remaining liabilities associated with the finance leases and $0.3 million will be recognized as a gain in the fourth quarter of 2021.

●	CBI sold certain fully-depreciated equipment for $0.1 million, which will be recognized as a gain in the fourth quarter of 2021.

Goodwill

We have $50.4 million of goodwill on our Unaudited Condensed Consolidated Balance Sheet at September 30, 2021. Of this amount, $40.3 million relates to the Inspection Services segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed and operated. We have determined that our Inspection Services and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

For our Inspection Services and Environmental Services segments, we performed goodwill impairment analyses at November 1, 2020 and concluded that the fair values of the reporting units were more likely than not greater than their carrying values. Our evaluation included various factors, including current and projected earnings, current customer relationships and projects, and the impact of commodity prices on our earnings. The use of different assumptions and estimates from the assumptions and estimates we used in our analyses could have resulted in the requirement to record a goodwill impairment. It is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. For the Inspection Services segment, such changes could include, among others, a slower than expected recovery in demand for inspection and integrity services and increased pessimism among market participants, which could increase the discount rate on (and therefore reduce the value of) estimated future cash flows. For the Environmental Services segment, such changes could include, among others, a slower than expected recovery in demand for petroleum products, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, an increase in costs reducing our profitability, and increased pessimism among market participants, which could increase the discount rate on (and therefore reduce the value of) estimated future cash flows. Our goodwill impairment assessment for both the Inspection Services and Environmental Services segments included an assumption that our revenues will increase in future years. If this assumption proves to be incorrect, we could be required to record a goodwill impairment in a future period.

Accounts Receivable and Allowance for Bad Debts

We grant unsecured credit to customers under normal industry standards and terms and have established policies and procedures that allow for an evaluation of the creditworthiness of each of our customers. We typically receive payment from our customers 45 to 75 days after the services have been performed. We determine allowances for bad debts based on management’s assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. As of both September 30, 2021 and December 31, 2020, we had an allowance for doubtful accounts of $0.5 million.

Accrued Payroll and Other

Accrued payroll and other on our Unaudited Condensed Consolidated Balance Sheets includes the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued payroll	$2,592	$1,702
Customer deposits and accruals	1,011	1,909
Other	1,015	1,157
	$4,618	$4,768

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on this accounting guidance, our revenue is earned and recognized through the service offerings of our reportable business segments. Our sales contracts have terms of less than one year. As such, we have used the practical expedient contained within the accounting guidance, which exempts us from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. We apply judgment in determining whether we are the principal or the agent in instances where we utilize subcontractors to perform all or a portion of the work under our contracts. Based on the criteria in ASC 606, we have determined we are principal in all such circumstances, with the exception of $0.2 million of revenue and $0.2 million of associated costs, which is presented net in revenue, subcontracted to an affiliated entity for which we determined we were an agent during the nine months ended September 30, 2021.

As of September 30, 2021, and December 31, 2020, we recognized a refund liability of less than $0.1 million and $0.8 million, respectively, within our Inspection Services segment for revenue associated with variable consideration. In addition, we have recorded other refund liabilities of $0.8 million at September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021, we received a signed contract modification from one of our customers for a price increase that is retroactive to June 2021. We recorded $0.1 million as a catch-up adjustment to revenue during the three months ended September 30, 2021.

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

Our Unaudited Condensed Consolidated Balance Sheet at September 30, 2021 includes $2.7 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to sell or substantially liquidate our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Unaudited Condensed Consolidated Statement of Operations as a reduction to net (loss) income. Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency (losses) gains in our Unaudited Condensed Consolidated Statements of Operations.

New Accounting Standards

Accounting guidance proposed by the Financial Accounting Standards Board (“FASB”) that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted, includes:

The FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses in September 2016, which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This guidance affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. In November 2019, the FASB issued final guidance to delay the implementation of this new guidance for smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Financial Statements.

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

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks, with Deutsche Bank Trust Company Americas serving as the Administrative Agent. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement was amended in March 2021 and in August 2021. As amended, the Credit Agreement has a total capacity of $70.0 million, subject to various customary covenants and restrictive provisions, and matures on May 31, 2022. Any borrowings in excess of $60.0 million may only be used to fund working capital needs. Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern beyond May 31, 2022. In addition, it would be an event of default under our Credit Agreement if the audit report from our independent registered public accounting firm on our annual financial statements were to contain a going concern qualification. Our 2021 annual financial statements will be due on March 31, 2022. With the help of a financial advisor, we are currently pursuing plans to extend the current obligations under the Credit Agreement beyond one year as mitigation to the substantial doubt raised regarding our ability to continue as a going concern; however, there can be no assurance that such a transaction can be completed prior to the maturity date of the Credit Agreement or that any refinancing would be on terms favorable to us.

Outstanding borrowings at September 30, 2021 and December 31, 2020 were $55.3 million and $62.0 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. The average debt balance outstanding was $55.3 million and $86.6 million during the nine months ended September 30, 2021 and 2020, respectively.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 2.00% to 3.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 3.00% to 4.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 3.62% and 4.89% for the nine months ended September 30, 2021 and 3.33% and 4.80% for the nine months ended September 30, 2020. As of September 30, 2021, the interest rate in effect on our outstanding borrowings was 4.83%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees but excluding debt issuance costs, was $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. Interest paid, including commitment fees but excluding debt issuance costs, was $2.0 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Credit Agreement, as amended, restricts our ability to redeem or repurchase our equity interests and requires us to use the proceeds from asset sales in excess of $0.5 million to repay amounts outstanding under the Credit Agreement. The Credit Agreement also requires us to make payments to reduce the outstanding balance if, for any consecutive period of five business days, our cash on hand (less amounts expected to be paid in the following five business days) exceeds $7.5 million.

Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.7 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. We incurred $1.0 million of debt issuance costs related to the March 2021 amendment to the Credit Agreement and $0.1 million of debt issuance costs related to the August 2021 amendment to the Credit Agreement.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

Employee Unit Purchase Plan

In November 2019, we established an employee unit purchase plan (“EUPP”), which allows us to offer and sell up to 500,000 common units. Employees could elect to have up to 10 percent of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. We have not yet made the EUPP available to employees, and as a result there have been no common unit offerings or issuances under the EUPP.

Net Loss per Unit

Our net loss (income) is attributable and allocable to three ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, and (3) our common unitholders. Income attributable to preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Net income attributable to noncontrolling interests - continuing operations represents 51% of the income generated by CF Inspection. Net (loss) income attributable to noncontrolling interests - discontinued operations represents 49% of the (loss) income generated by CBI. Net loss attributable to common unitholders - continuing operations represents our remaining net (loss) income from continuing operations, after consideration of amounts attributable to our preferred unitholder and the noncontrolling interests. Net (loss) income attributable to common unitholders - discontinued operations represents our remaining net (loss) income from discontinued operations, after consideration of amounts attributable to the noncontrolling interests.

Basic and diluted net loss per common limited partner unit - continuing operations is calculated as net loss attributable to common unitholders - continuing operations divided by the basic weighted average common units outstanding. Basic and diluted net (loss) income per common limited partner unit - discontinued operations is calculated as net (loss) income attributable to common unitholders - discontinued operations divided by the basic weighted average common units outstanding.

The following table summarizes the calculations of basic and diluted net loss per common limited partner unit - continuing operations, basic and diluted net (loss) income per common limited partner unit - discontinued operations, and basic and diluted net loss per common limited partner unit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per unit data)
Net loss attributable to common unitholders - continuing operations	$(2,888)	$(822)	$(9,058)	$(4,814)
Net (loss) income attributable to common unitholders - discontinued operations	(1,160)	351	(1,575)	1,172
Net loss attributable to common unitholders	$(4,048)	$(471)	$(10,633)	$(3,642)

Weighted average common units outstanding	12,339	12,209	12,307	12,171

Basic and diluted net loss per common limited partner unit - continuing operations	$(0.23)	$(0.07)	$(0.74)	$(0.40)
Basic and diluted net (loss) income per common limited partner unit - discontinued operations	(0.10)	0.03	(0.12)	0.10
Basic and diluted net loss per common limited partner unit	$(0.33)	$(0.04)	$(0.86)	$(0.30)

For the three and nine months ended September 30, 2021 and 2020, the preferred units and the long-term incentive plan unvested units would have been antidilutive, and therefore diluted net loss per common limited partner unit and basic net loss per common limited partner unit are the same amount.

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

We paid four preferred unit distributions of $1.0 million each in 2020. As described in Note 3, our Credit Agreement, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on preferred units. We have not paid any preferred unit distributions in 2021.

CBI’s company agreement generally requires CBI to make an annual distribution to its members equal to or greater than the amount of CBI’s taxable income multiplied by the maximum federal income tax rate. In March 2021, CBI declared and paid a distribution of $4.0 million, of which $2.0 million was distributed to us and the remainder was distributed to noncontrolling interest owners.

Long-Term Incentive Plan (“LTIP”)

During March 2021, four members of our Board of Directors (“Directors”) elected to have certain of their LTIP units net settled upon vesting for tax withholding purposes. As the Directors are not considered employees under the IRS statutory withholding requirements, any unit withholding upon settlement is considered an excess withholding, resulting in liability accounting treatment for the entire award. The modification of these awards from equity awards to liability awards did not result in the recognition of any additional compensation cost. As of September 30, 2021, we recorded $0.3 million of liabilities in accrued payroll and other and other noncurrent liabilities related to these awards on our Unaudited Condensed Consolidated Balance Sheet. The remaining unvested LTIP units previously granted to employees continue to be accounted for as equity awards.

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

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of $0.2 million for each of the nine months ended September 30, 2021 and 2020. These earnings are recorded in other, net in the Unaudited Condensed Consolidated Statements of Operations and equity in earnings of investee in the Unaudited Condensed Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenue in the Unaudited Condensed Consolidated Statements of Operations and totaled $0.5 million for each of the nine months ended September 30, 2021 and 2020. Accounts receivable from Arnegard totaled less than $0.1 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively, and is included in trade accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheets. Our investment in Arnegard was $0.3 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively, and is included in other assets on the Unaudited Condensed Consolidated Balance Sheets.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

CF Inspection Management, LLC

We have also entered into a joint venture with CF Inspection, a nationally-qualified woman-owned business. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise, as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the nine months ended September 30, 2021 and 2020, CF Inspection, which is part of the Inspection Services segment, generated revenues of $8.0 million and $7.9 million, respectively.

CBI

Entities owned by Holdings provided contract labor support to CBI during 2021 and 2020. During the nine months ended September 30, 2021 and 2020, CBI incurred costs less than $0.1 million and $0.5 million, respectively, associated with these services, which is included in net (loss) income from discontinued operations, net of tax in our Unaudited Condensed Consolidated Statements of Operations.

Continental Resources, Inc.

A Director of our General Partner is the President and Chief Operating Officer of Continental Resources, Inc. (“Continental”). Our Environmental Services segment began providing water treatment services to Continental at the end of 2020. Revenues from Continental during the nine months ended September 30, 2021 were $0.5 million.

7.	Commitments and Contingencies

Security Deposits

We have various obligations that are secured with security deposits totaling $1.1 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively. These amounts are reported in restricted cash equivalents in our Unaudited Condensed Consolidated Statements of Cash Flows and in prepaid expenses and other on our Unaudited Condensed Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain agreements with customers offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the agreements, the agreements may provide the customer the right to receive a credit or refund for overcharges identified. At any given time, we may have multiple audits ongoing. As of September 30, 2021 and December 31, 2020, we established reserves of $0.3 million as estimates of potential liabilities related to these compliance audit contingencies.

Legal Proceedings

We are and may in the future be subject to litigation and binding arbitration involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the Fair Labor Standards Act and state wage and hour laws, and have received indemnification demands from some of our customers in regard to such claims, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Claims related to the Fair Labor Standards Act are generally not covered by insurance. From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. The outcome of related litigation is unknown at this time but could be material to our financial statements in future periods. As of September 30, 2021 we have accrued $0.3 million for certain claims on which we have offered a settlement.

Gain on Settlement of Dispute

In November 2021, we settled a dispute with another party. We and the other party agreed to fully and finally resolve our differences without any admission of liability. We received proceeds of $1.6 million in November 2021 related to this settlement, which we will recognize as a gain in the fourth quarter of 2021.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

8.	Reportable Segments

Our operations consist of two reportable segments: (i) Inspection Services and (ii) Water and Environmental Services (“Environmental Services”). The amounts within “Other” represent corporate and overhead items not specifically allocable to the other reportable segments. As described in Note 2, we have reclassified our former Pipeline & Process Services segment to discontinued operations for all periods presented.

	Inspection	Environmental
	Services	Services	Other		Total
	(in thousands)
Three months ended September 30, 2021
Revenue	$31,489	$942	$—		$32,431
Costs of services	27,629	498	—		28,127
Gross margin	3,860	444	—		4,304
General and administrative	3,152	354	382	(a)	3,888
Depreciation, amortization and accretion	552	418	124		1,094
Loss on asset disposals, net	—	9	—		9
Operating income (loss)	$156	$(337)	$(506)		(687)
Interest expense					(995)
Foreign currency losses					(140)
Other, net					89
Net loss before income tax expense					$(1,733)

Three months ended September 30, 2020
Revenue	$41,938	$1,437	$—		$43,375
Costs of services	36,830	509	—		37,339
Gross margin	5,108	928	—		6,036
General and administrative	3,122	365	264	(b)	3,751
Depreciation, amortization and accretion	553	428	132		1,113
Gain on asset disposals, net	—	(2)	—		(2)
Operating income (loss)	$1,433	$137	$(396)		1,174
Interest expense					(942)
Foreign currency gains					106
Other, net					142
Net income before income tax expense					$480

(a)	Amount includes $0.1 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

(b)	Amount includes $0.1 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Inspection	Environmental
	Services	Services	Other		Total
	(in thousands)
Nine months ended September 30, 2021
Revenue	$86,294	$3,251	$—		$89,545
Costs of services	76,448	1,312	—		77,760
Gross margin	9,846	1,939	—		11,785
General and administrative	9,749	1,178	1,125	(c)	12,052
Depreciation, amortization and accretion	1,657	1,266	374		3,297
Loss on asset disposals, net	—	9	—		9
Operating loss	$(1,560)	$(514)	$(1,499)		(3,573)
Interest expense					(2,652)
Foreign currency gains					5
Other, net					312
Net loss before income tax expense					$(5,908)

Nine months ended September 30, 2020
Revenue	$149,093	$4,378	$—		$153,471
Costs of services	133,189	1,583	—		134,772
Gross margin	15,904	2,795	—		18,699
General and administrative	11,411	1,377	900	(d)	13,688
Depreciation, amortization and accretion	1,664	1,222	362		3,248
Loss on asset disposals, net	—	5	—		5
Operating income (loss)	$2,829	$191	$(1,262)		1,758
Interest expense					(3,182)
Foreign currency losses					(167)
Other, net					401
Net loss before income tax expense					$(1,190)

Total Assets

September 30, 2021	$73,812	$18,791	$7,327		$99,930

December 31, 2020	$82,458	$19,708	$17,820		$119,986

(c)	Amount includes $0.4 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

(d)	Amount includes $0.3 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a discussion of our business, including a general overview of our properties, our results of operations, our liquidity and capital resources, and our quantitative and qualitative disclosures about market risk broken down into two segments: (1) our Inspection Services (“Inspection Services”) segment comprises the TIR Entities and; (2) our Water and Environmental Services (“Environmental Services”) segment comprises our water treatment facilities. The financial information for the Inspection Services and Environmental Services segments is included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the interim financial statements and related notes included elsewhere in this report and prepared in accordance with accounting principles generally accepted in the United States of America and in our Consolidated Financial Statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a growth-oriented master limited partnership formed in September 2013. We offer essential services that help protect the environment and ensure sustainability. We provide a wide range of environmental services including independent inspection, integrity, and support services for pipeline and energy infrastructure owners and operators and public utilities. We also provide water pipelines, hydrocarbon recovery, disposal, and water treatment services. The Inspection Services segment comprises the operations of our TIR Entities. We also provide water treatment and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Environmental Services segment.

In September 2021 we discontinued the operations of Cypress Brown Integrity, LLC (“CBI”), which previously represented our Pipeline & Process Services segment. We have classified the accounts of CBI within discontinued operations in the accompanying Unaudited Condensed Consolidated Financial Statements.

Ownership

As of September 30, 2021, Holdings and its affiliates own 64% of our common units. Holdings’ ownership group also owns 100% of the General Partner and certain incentive distribution rights (although no such incentive distributions have been paid to date), and an affiliate of Holdings owns 100% of the preferred units.

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

Inspection Services

The Inspection Services segment generates revenue by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets, such as midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, data gathering, and supervision of third-party contractors. Our revenues in this segment are driven by the number of inspectors who perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment are subject to seasonal variations and interim activity may not be indicative of yearly activity, considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather. The first and fourth quarters of each year are typically slower than the second and third quarters, due to weather conditions and customers’ budgeting cycles.

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

Previously, OPEC started a price war for market share in November 2014 that led to a downturn that lasted through 2017. The industry, our customers, and we benefitted from a rebound in 2018 and 2019. In the years leading into 2020, many companies had been active in constructing new energy infrastructure, such as pipelines, gas plants, compression stations, pumping stations, and storage facilities, which afforded us the opportunity to provide our inspection and integrity services on these projects. The commodity price decline in 2020 led our customers to change their budgets and plans, and to decrease their spending on capital expenditures. This, in turn, had an impact on regular maintenance work and the construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. The volatility in crude oil prices is illustrated in the chart below, which shows the average monthly spot price for West Texas Intermediate crude oil from 2018 through September 2021:

Recognizing the impact of the COVID-19 pandemic, we took swift and decisive actions in 2020 to reduce overhead and other costs through a combination of salary reductions, reductions in workforce, and other cost-cutting measures. We elected to defer some discretionary capital expenditures and we remained focused on opportunities to reduce our working capital needs. In early 2021, we took additional actions to further reduce our costs with some additional reductions in workforce and furloughs. These actions have significantly lowered our general and administrative costs. While reducing certain costs, we have also made investments in personnel in our account management and business development teams, to position ourselves to take advantage of the market’s eventual recovery. In addition, the challenging market conditions notwithstanding, in May 2021 we prospectively restored the salaries of certain key employees that had accepted temporary salary reductions in 2020.

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

The vaccination process for COVID-19 has progressed, which has likely been a leading factor in the recent recovery in demand for crude oil. The price of crude oil has increased in 2021, with the average daily spot price for West Texas Intermediate crude oil increasing from $48.35 per barrel at December 31, 2020 to $81.96 per barrel at November 8, 2021. We expect that a sustained increase in crude oil prices would lead customers to increase their maintenance and capital spending plans, although to this point, customers have been slow to increase activity. We continue to focus on winning new customers while supporting our existing customers.

Sales and business development continue to be among our top priorities, and we are bidding on many projects with both existing and prospective new customers. The near-term recovery remains fragile, as market participants evaluate the risks associated with new variants of the coronavirus. Our customers continue to evaluate these changing circumstances. Historically, as commodity prices increase, customers begin to increase their spending, which increases our opportunities to provide services. Although higher commodity prices typically benefit our business, we typically experience a lag between when commodity prices increase and when our customers begin to increase their spending for our services. We believe there will be significant long-term demand for our services, and we continue our efforts to diversify our customer base. We have continued to invest in talent in the areas of account management and business development. We strive to position ourselves as a stable and reliable provider of high-quality services to our customer base.

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

In 2018, Holdings completed an acquisition to further broaden our collective suite of environmental services. This acquisition provided entry into the municipal water industry, whereby we can offer our traditional inspection services, including corrosion and nondestructive testing services, as well as in-line inspection (“ILI”). Holdings’ next generation 5G ultra high-resolution magnetic flux leakage (“MFL”) ILI technology called EcoVision™ UHD, is capable of helping pipeline owners and operators better manage the integrity of their pipeline assets in both the municipal water and energy industries. We believe Holdings is the only technology provider today capable of offering this service to the large and diverse municipal water industry that provides drinking water to our communities. Holdings has been investing in building tools to serve pipelines of various sizes. At some point in the future, this business may be offered to the Partnership when appropriate. We do not expect to acquire this business in the near term, although we continue to use our affiliation with this business as a cross-selling opportunity for our services.

Our parent company’s ownership interests continue to remain fully aligned with our unitholders, as our General Partner and insiders collectively own 76% of our total common and preferred units.

In March 2021, we entered into an amendment to our credit facility that extended the maturity date of the facility to May 2022, reduced the total borrowing capacity under the facility from $110.0 million to $75.0 million, and made the leverage ratio covenant temporarily less restrictive. In August 2021, we entered into another amendment to the credit facility that, among other things, removed certain financial statement ratio covenants for the remaining term of the facility and reduced the total capacity under the facility from $75.0 million to $70.0 million. We continue to have discussions with our lenders regarding our financing options beyond the May 2022 maturity date of our credit facility. It is possible that any future amendments, extensions, or replacements of the credit facility could further reduce the borrowing capacity under the credit facility, further limit our payment of distributions or add other new restrictions, which could further limit our ability to borrow for working capital to fund revenue growth and could also restrict our ability to borrow to fund capital expenditures. Future amendments, extensions, or replacements of the credit facility could also result in increased interest rates and bank fees. We have incurred and expect to continue to incur additional advisory fees in developing our financing plans. We can make no assurances that we will be able to successfully extend the credit facility beyond the May 2022 maturity date. As part of our efforts to reduce our outstanding debt and working capital needs, we will consider asset sales, which could result in impairments to long-lived assets in future periods. In September 2021, we discontinued the operations of our Pipeline & Process Services segment, which is now reported within discontinued operations in the accompanying Unaudited Condensed Consolidated Financial Statements. In October 2021, we decided to wind down our survey service line, which represented less than 1% of the total revenues of the Inspection Services segment during the nine months ended September 30, 2021.

Inspection Services

Revenues of our Inspection Services segment decreased from $41.9 million during the three months ended September 30, 2020 to $31.5 million during the three months ended September 30, 2021, a decrease of 25%. Gross margins in this segment decreased from $5.1 million during the three months ended September 30, 2020 to $3.9 million during the three months ended September 30, 2021, a decrease of 24%. At the end of the first quarter of 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to reduce their spending on capital expenditures and maintenance projects. Most projects that were already in process continued, despite the COVID-19 pandemic. However, many customers announced reductions in their capital expansion budgets and deferrals of planned construction projects, which significantly reduced our opportunities to generate revenue from inspection services. The lower level of activity continued into 2021, and many of our customers have not yet resumed significant spending on capital expansion. We are beginning to see signs of a market upcycle driven by much higher commodity prices, which we expect to benefit many of our customers in the energy industry.

The macroeconomic fundamentals have strengthened recently with a recovery in demand for oil, natural gas, and refined products. Absent a recession or pandemic-related economic setback, these positive dynamics are expected to benefit our industry. The development by our customers of large expansion projects typically lags behind increases in commodity prices, due to the time required to plan, permit, and initiate large-scale projects.

In 2021, a large majority of our revenues have been generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects. Services to public utility customers have represented over 50% of the Inspection Services segment’s revenues in 2021. We have seen modest improvement during 2021, as our average monthly inspector headcount increased from 436 in January 2021 to 462 in September 2021.

We expect customers to continue to conduct maintenance activities, many of which are government-mandated. However, many clients are deferring maintenance work whenever possible if they have the option. We believe our reputation developed over 18 years will give us a competitive advantage during this challenging industry downturn when some of our competitors may not survive.

We continue to bid on new inspection opportunities, including in new markets such as electrical transmission and municipal water. We operate in a very large market, with more than 3,000 customer prospects who require federally and/or state-mandated inspection and integrity services. Our focus remains on maintenance and integrity work on existing pipelines, as well as work on new projects. The majority of our clients are large public companies with long planning cycles that lead to healthy backlogs of new long-term projects when market conditions warrant and existing pipeline networks that also require inspection and integrity services. We believe that regulatory requirements, coupled with the aging pipeline infrastructure, mean that our customers will require our inspection services regardless of commodity prices. However, any prolonged downturn in oil and natural gas prices could lead to reduced demand for our services.

We are currently reviewing our inspector remuneration programs to address a longstanding industry practice whereby inspectors are provided with fixed reimbursements based on estimates of their out-of-pocket expenditures. We plan to reduce these reimbursements to our inspectors and to make corresponding increases in their wages and benefits. We have also continued our process of converting inspector compensation from day rates to hourly rates. We believe these changes should be welcomed by our customers and inspectors; however, these changes could lead to the loss of inspectors who prefer the historical practices, as inspectors could choose to switch to competitors that maintain such historical remuneration practices.

Occupational Safety and Health Administration (“OSHA”) released federal regulations implementing a workplace COVID-19 vaccination mandate, effective January 4, 2022. Employers with 100 or more employees would be required to establish, implement, and enforce a policy that either ensures their workers are fully vaccinated or requires all unvaccinated workers to wear a mask and submit to weekly COVID-19 testing. We are still evaluating the potential impact of these new regulations on our field personnel and inspectors. Additionally, various state employment laws may impact us. These policies could lead to the departure of inspectors, to the extent that inspectors refuse to accept the mandates of such policies, and these departures could result in the loss of revenue and/or additional cost to find new inspectors.

Certain of our current and former inspectors who were compensated on a day rate have filed lawsuits and arbitration claims against us, alleging that they were entitled to hourly wages with overtime under the Fair Labor Standards Act. Such inspectors have, in certain circumstances, also sued our customers, asserting that the customers were co-employers, and certain of those customers have made indemnification claims against us related to such litigation. Many of our competitors are experiencing similar claims, and certain of our competitors have entered into settlement agreements with the Department of Labor involving the payment of significant fees. The strategies of the plaintiffs’ counsel have continued to evolve and have included various creative legal theories. We have incurred $1.3 million of legal fees during the nine months ended September 30, 2021 and we have spent a significant amount of time defending against these claims. These costs include defending numerous arbitration claims from individual inspectors, defending our rights to enforce the arbitration provisions in employment agreements with inspectors, assisting customers in their defense of the claims, and monitoring various lawsuits unrelated to us that could create precedents that could affect the claims against us and our customers. We expect to continue to incur significant legal defense costs. We have paid approximately $0.2 million to settle certain claims and we have accrued $0.3 million for certain other claims on which we have offered a settlement. We could incur significant additional costs associated with future settlements, including costs associated with indemnification claims from customers that choose to settle litigation against them. Our insurance policies generally do not offer coverage to us for these types of claims.

Environmental Services

Revenues of our Environmental Services segment decreased from $1.4 million during the three months ended September 30, 2020 to $0.9 million during the three months ended September 30, 2021, a decrease of 34%. Gross margins decreased from $0.9 million during the three months ended September 30, 2020 to $0.4 million during the three months ended September 30, 2021, a decrease of 52%. Beginning in March 2020, volatility in commodity prices and market uncertainty due to the COVID-19 pandemic led to a significant reduction in activity by producers in North Dakota.

Bakken Clearbrook oil pricing was under intense pressure during 2020, along with WTI oil prices. WTI oil prices decreased throughout the first half of 2020 before gradually increasing in the second half of the year. Pipeline capacity and storage constraints also adversely affected this market. Several prominent exploration and production customers elected to shut in their production instead of selling oil at the low market prices. According to a published rig count as of December 31, 2020, the Williston basin of the Bakken totaled 11 rigs, down 82% from its peak in 2019 of 61 rigs. WTI oil prices began increasing in December 2020 and continued to increase throughout 2021, reaching $75.22 per barrel at September 30, 2021. According to a published rig count, the number of rigs in the Williston basin increased modestly from 11 rigs at December 31, 2020 to 23 rigs at September 30, 2021. We expect this increase in oil prices in 2021 to lead to an increase in exploration and production activity in the Bakken, although to this point, producers have been slow to increase production.

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

We are in discussions with several customers regarding their drilling plans and the potential to use our facilities for the water treatment services that will be required from these new wells. Although market conditions have been adverse, we continue to benefit from the fact that 99% of our water in 2021 was produced water from existing wells (rather than flowback water from new wells) and 57% of our water in 2021 was from pipelines. We also took steps to reduce our operating costs.

During late 2020, the largest customer of one of our highest-volume facilities notified us of its decision to build its own facility and began sending most of its water to that facility in February 2021.

In October 2020 a public energy company connected one of its pipelines to one of our water treatment facilities, which benefitted our revenues in the first half of 2021. In the third quarter of 2021, this pipeline was taken out of service for repairs, which had an adverse effect on our revenues. We expect the pipeline to return to service in the first quarter of 2022.

We generate a portion of our revenue from a contract to operate a facility that we own a 25% interest in. The majority owner of the facility has notified us of its intention to reopen negotiations over the pricing of this contract when the contract expires in November 2022.

Results of Operations

Consolidated Results of Operations

The following table summarizes our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$32,431	$43,375	$89,545	$153,471
Costs of services	28,127	37,339	77,760	134,772
Gross margin	4,304	6,036	11,785	18,699

Operating costs and expense:
General and administrative - segment	3,506	3,487	10,927	12,788
General and administrative - corporate	382	264	1,125	900
Depreciation, amortization and accretion	1,094	1,113	3,297	3,248
Loss (gain) on asset disposals, net	9	(2)	9	5
Operating (loss) income	(687)	1,174	(3,573)	1,758

Other (expense) income:
Interest expense	(995)	(942)	(2,652)	(3,182)
Foreign currency (losses) gains	(140)	106	5	(167)
Other, net	89	142	312	401
Net (loss) income before income tax expense	(1,733)	480	(5,908)	(1,190)
Income tax expense	107	266	30	511
Net (loss) income from continuing operations	(1,840)	214	(5,938)	(1,701)
Net (loss) income from discontinued operations, net of tax	(2,390)	591	(3,466)	2,010
Net (loss) income	$(4,230)	$805	$(9,404)	$309

Net (loss) income from continuing operations	$(1,840)	$214	$(5,938)	$(1,701)
Net income attributable to noncontrolling interests - continuing operations	15	3	21	14
Net (loss) income attributable to limited partners - continuing operations	(1,855)	211	(5,959)	(1,715)
Net (loss) income attributable to limited partners - discontinued operations	(1,160)	351	(1,575)	1,172
Net (loss) income attributable to limited partners	$(3,015)	$562	$(7,534)	$(543)

Net (loss) income attributable to limited partners - continuing operations	$(1,855)	$211	$(5,959)	$(1,715)
Net income attributable to preferred unitholder	1,033	1,033	3,099	3,099
Net loss attributable to common unitholders - continuing operations	(2,888)	(822)	(9,058)	(4,814)
Net (loss) income attributable to common unitholders - discontinued operations	(1,160)	351	(1,575)	1,172
Net loss attributable to common unitholders	$(4,048)	$(471)	$(10,633)	$(3,642)

See the detailed discussion of revenues, costs of services, gross margin, general and administrative expense and depreciation, amortization and accretion by reportable segment below. The following is a discussion of significant changes in the non-segment related corporate other income and expenses during the respective periods.

General and administrative – corporate. General and administrative expense – corporate includes equity-based compensation expense for certain employees, certain administrative expenses not directly attributable to the operating segments, and certain administrative expenses that were previously allocated to the Pipeline & Process Services segment as indirect expenses, and which are now reported within “corporate” as we have classified the Pipeline & Process Services segment as a discontinued operation. General and administrative expense for the three and nine months ended September 30, 2021 include $0.1 million of advisory fees related to our analysis of our financing plans.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, as well as amortization of debt issuance costs and unused commitment fees. Interest expense decreased from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to a lower average debt balance outstanding, which was partially offset by an increase in average interest rate. Average debt outstanding was $55.3 million for the nine months ended September 30, 2021, compared to $86.6 million for the nine months ended September 30, 2020. The average interest rate was 4.60% for the nine months ended September 30, 2021, compared to 4.12% for the nine months ended September 30, 2020.  Interest expense associated with $1.0 million of our long-term debt is reported within  net (loss) income from discontinued operations, net of tax, because the net book value of CBI’s property, plant and equipment is approximately $1.0 million at September 30, 2021, and because we will be required to use the proceeds from sales of these assets to repay debt under our revolving credit facility.

Foreign currency gains (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated on our Unaudited Condensed Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Unaudited Condensed Consolidated Statements of Operations. The net foreign currency gains during the nine months ended September 30, 2021 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar increased less than 1% relative to the U.S. dollar during the nine months ended September 30, 2021). The net foreign currency losses during the nine months ended September 30, 2020 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar (the value of the Canadian dollar decreased 2% relative to the U.S. dollar during the nine months ended September 30, 2020).

Other, net. Other income includes income associated with our 25% interest in a water treatment facility, which we account for under the equity method.

Income tax expense. Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes and (2) certain other state income taxes, including the Texas franchise tax. Income tax expense was less than $0.1 million and $0.5 million, respectively, for the nine months ended September 30, 2021 and 2020. The decrease in income tax expense from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was primarily due to a decrease in pre-tax income during the nine months ended September 30, 2021 for our corporate subsidiary that provides services to public utility customers.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represents “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. During the nine months ended September 30, 2021, substantially all of our gross income, which consisted of approximately $43.3 million of revenue (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income”.

Net (loss) income from discontinued operations, net of tax. In September 2021 we discontinued the operations of CBI. CBI generated $14.7 million of revenue during the nine months ended September 30, 2020. Hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued. However, the pandemic and the volatility in oil prices led to a significant reduction in the launch of new construction projects, and as a result there were fewer hydrotesting projects to bid on, and CBI generated only $2.3 million of revenue during the nine months ended September 30, 2021. We recorded a loss of $1.9 million on the disposal of CBI’s intangible assets during the three months ended September 30, 2021 upon deciding to discontinue CBI’s operations.

Net income attributable to noncontrolling interests - continuing operations. We own a 49% interest in CF Inspection. The accounts of this subsidiary are included within our consolidated financial statements. The portion of the net income of this entity that is attributable to outside owners is reported in net income attributable to noncontrolling interests - continuing operations  in our Unaudited Condensed Consolidated Statements of Operations.

Net (loss) income attributable to noncontrolling interests - discontinued operations. We own a 51% interest in CBI. The portion of net (loss) income from discontinued operations, net of tax of this entity that is attributable to outside owners is reported in net (loss) income attributable to noncontrolling interests - discontinued operations in Note 2 to our Unaudited Condensed Consolidated Financial Statements.

Net income attributable to preferred unitholder. In 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. The earnings attributable to the preferred unitholder reflects this return.

Segment Operating Results

Inspection Services

The following table summarizes the operating results of the Inspection Services segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$31,489		$41,938		$(10,449)	(24.9)%
Costs of services	27,629		36,830		(9,201)	(25.0)%
Gross margin	3,860	12.3%	5,108	12.2%	(1,248)	(24.4)%

General and administrative	3,152	10.0%	3,122	7.4%	30	1.0%
Depreciation, amortization and accretion	552	1.8%	553	1.3%	(1)	(0.2)%
Operating income	$156	0.5%	$1,433	3.4%	$(1,277)	(89.1)%

Operating Data
Average number of inspectors	474		659		(185)	(28.1)%
Average revenue per inspector per week	$5,055		$4,842		$213	4.4%
Revenue variance due to number of inspectors					$(12,294)
Revenue variance due to average revenue per inspector					$1,845

Revenue. Revenue decreased $10.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to a decrease in the average number of inspectors engaged (a decrease of 185 inspectors accounting for $12.3 million of the revenue decrease) partially offset by an increase in the average revenue billed per inspector (offsetting $1.8 million of the revenue decrease). In March 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Many customers significantly reduced their capital expansion plans, which reduced their need for inspection services. Although oil prices have since recovered to pre-pandemic levels, customers have been slow to resume spending on capital expansion projects. As a result, a large majority of our revenues in 2021 have been generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects.

Revenues of our subsidiary that serves public utility customers were $1.0 million higher in third quarter 2021 than in third quarter 2020, due primarily to an increase in the number of inspectors serving our two largest utility customers. For our other service lines, revenues in third quarter 2021 were significantly lower than revenues in third quarter 2020, including revenues of our nondestructive examination service line, which decreased by $0.8 million. The decrease in revenue of our nondestructive examination service line was due in part to the departure of certain employees who then joined a competitor. We believe these parties then interfered with our business relationships with customers and technicians. We have hired new management for the nondestructive examination service line and we have been rebuilding the customer relationships.

The increase in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $9.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $1.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The gross margin percentage of 12.3% in 2021 was similar to the gross margin percentage of 12.2% in 2020.

General and administrative. General and administrative expenses remained relatively consistent during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Legal expenses increased $0.1 million, due primarily to costs associated with Fair Labor Standards Act employment litigation and certain other employment-related lawsuits and claims. The increase in legal expenses were partially offset by a decrease of $0.1 million in various other expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended September 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended September 30, 2020.

Operating income. Operating income decreased by $1.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a decrease in gross margin.

The following table summarizes the operating results of the Inspection Services segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)
Revenue	$86,294		$149,093		$(62,799)	(42.1)%
Costs of services	76,448		133,189		(56,741)	(42.6)%
Gross margin	9,846	11.4%	15,904	10.7%	(6,058)	(38.1)%

General and administrative	9,749	11.3%	11,411	7.7%	(1,662)	(14.6)%
Depreciation, amortization and accretion	1,657	1.9%	1,664	1.1%	(7)	(0.4)%
Operating (loss) income	$(1,560)	(1.8)%	$2,829	1.9%	$(4,389)	(155.1)%

Operating Data
Average number of inspectors	465		792		(327)	(41.3)%
Average revenue per inspector per week	$4,758		$4,809		$(51)	(1.1)%
Revenue variance due to number of inspectors					$(61,224)
Revenue variance due to average revenue per inspector					$(1,575)

Revenue. Revenue decreased $62.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to a decrease in the average number of inspectors engaged (a decrease of 327 inspectors accounting for $61.2 million of the revenue decrease) and a decrease in the average revenue billed per inspector (accounting for $1.6 million of the revenue decrease). In March 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to change their budgets and plans. Many customers significantly reduced their capital expansion plans, which reduced their need for inspection services. Although oil prices have since recovered to pre-pandemic levels, customers have been slow to resume spending on capital expansion projects. As a result, a large majority of our revenues in 2021 have been generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects.

Revenues of our subsidiary that serves public utility customers were $4.4 million higher during the nine months ended September 30, 2021 than in the nine months ended September 30, 2020, due primarily to an increase in the number of inspectors serving our two largest utility customers. For our other service lines, revenues during the nine months ended September 30, 2021 were significantly lower than revenues during the nine months ended September 30, 2020, including revenues of our nondestructive examination service line, which decreased by $3.9 million. The decrease in revenue of our nondestructive examination service line was due in part to the departure of certain employees who then joined a competitor. We believe these parties then interfered with our business relationships with customers and technicians. We have hired new management for the nondestructive examination service line and we have been rebuilding the customer relationships.

The decrease in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are expected, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $56.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $6.1 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The gross margin percentage was 11.4% in 2021, compared to 10.7% in 2020. The increase in gross margin percentage is due to changes in the mix of services provided. During the nine months ended September 30, 2021, we generated a larger percentage of our revenue from higher-margin service lines, such as services to public utility customers and in-line inspection support.

General and administrative. General and administrative expenses decreased by $1.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to a decrease of $1.3 million in employee compensation expense through a combination of salary reductions and reductions in workforce. The decrease in general and administrative expenses was also due to a decrease in travel and advertising expense of $0.1 million, a decrease of $0.3 million in allocated corporate overhead costs, a decrease of $0.2 million in office rent, and a decrease of $0.2 million in various other expenses. These decreases were partially offset by an increase of $0.4 million in legal expense, due primarily to costs associated with Fair Labor Standards Act employment litigation and certain other employment-related lawsuits and claims.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the nine months ended September 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the nine months ended September 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $4.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to a decrease in gross margin, which was partially offset by a decrease in general and administrative expense.

Environmental Services

The following table summarizes the operating results of the Environmental Services segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$942		$1,437		$(495)	(34.4)%
Costs of services	498		509		(11)	(2.2)%
Gross margin	444	47.1%	928	64.6%	(484)	(52.2)%

General and administrative	354	37.6%	365	25.4%	(11)	(3.0)%
Depreciation, amortization and accretion	418	44.4%	428	29.8%	(10)	(2.3)%
Loss (gain) on asset disposals, net	9	1.0%	(2)	(0.1)%	11	(550.0)%
Operating (loss) income	$(337)	(35.8)%	$137	9.5%	$(474)	(346.0)%

Operating Data
Total barrels of water processed	1,092		1,978		(886)	(44.8)%
Average revenue per barrel processed (a)	$0.86		$0.73		$0.13	17.8%
Revenue variance due to barrels processed					$(637)
Revenue variance due to revenue per barrel					$142

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $0.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in revenues was due primarily to a decrease of 0.9 million barrels in the volume of water processed. In February 2021, the largest customer of one of our highest-volume facilities completed construction of its own facility and began sending most of its water to that facility, which led to a decrease of $0.4 million in revenue from our facility. Although oil prices have increased significantly in 2021, producers in North Dakota have been slow to increase production. The rig count in the Bakken has increased slowly but steadily from a low of 9 in September 2020 to 23 in September 2021.

Costs of services. Costs of services remained relatively consistent during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. A decrease in variable costs resulting from the lower volume was offset by $0.1 million of expense related to the cleanup of water that spilled from a customer pipeline onto our property.

Gross margin. Gross margin decreased by $0.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a $0.5 million decrease in revenue.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses were relatively consistent during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the three months ended September 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the three months ended September 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $0.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in operating (loss) income was primarily due to lower revenues.

The following table summarizes the operating results of the Environmental Services segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except per barrel data)
Revenue	$3,251		$4,378		$(1,127)	(25.7)%
Costs of services	1,312		1,583		(271)	(17.1)%
Gross margin	1,939	59.6%	2,795	63.8%	(856)	(30.6)%

General and administrative	1,178	36.2%	1,377	31.5%	(199)	(14.5)%
Depreciation, amortization and accretion	1,266	38.9%	1,222	27.9%	44	3.6%
Loss on asset disposals, net	9	0.3%	5	0.1%	4	80.0%
Operating (loss) income	$(514)	(15.8)%	$191	4.4%	$(705)	(369.1)%

Operating Data
Total barrels of water processed	3,911		6,069		(2,158)	(35.6)%
Average revenue per barrel processed (a)	$0.83		$0.72		$0.11	15.3%
Revenue variance due to barrels processed					$(1,557)
Revenue variance due to revenue per barrel					$430

(a)	Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales and management fees) by the total barrels of water processed.

Revenue. Revenue decreased by $1.1 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in revenues was due primarily to a decrease of 2.2 million barrels in the volume of water processed, which was partially offset by an increase of $0.2 million in residual oil sales. In February 2021, the largest customer of one of our highest-volume facilities completed construction of its own facility and began sending most of its water to that facility, which led to a decrease of $1.3 million in revenue at our facility. In October 2020 a customer connected a new pipeline to one of our other facilities, which led to an increase in revenue of $0.3 million at this facility, although in the third quarter of 2021 this pipeline was taken offline for repairs.

Costs of services. Costs of services decreased by $0.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to a decrease of approximately $0.1 million in variable costs (such as chemical and utility expense) resulting from a decrease in volumes, a decrease of $0.1 million in repairs and maintenance expense, and a decrease of $0.1 million in compensation expense as a result of salary reductions and a reduction in force.

Gross margin. Gross margin decreased by $0.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to a $1.1 million decrease in revenue, partially offset by a $0.3 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as salary costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased by $0.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to a decrease of $0.1 million in employee compensation expense, as a result of salary reductions and a reduction in workforce, and to a decrease of $0.1 million in allocated corporate overhead costs and other expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense during the nine months ended September 30, 2021 was not significantly different from depreciation, amortization and accretion expense during the nine months ended September 30, 2020.

Operating (loss) income. Operating (loss) income decreased by $0.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in operating (loss) income was primarily due to lower revenues, partially offset by decreases in cost of services and general and administrative expense.

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

We believe that the presentation of these non-GAAP measures provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow are net (loss) income and net cash (used in) provided by operating activities. These non-GAAP measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP measures excludes some, but not all, of the items that affect the most directly comparable GAAP financial measures. Adjusted EBITDA, Adjusted EBITDA attributable to limited partners, and Distributable Cash Flow should not be considered alternatives to net (loss) income, net (loss) income before income taxes, net (loss) income attributable to limited partners, net cash (used in) provided by operating activities, or any other measure of financial performance calculated in accordance with GAAP, as those items are used to measure operating performance, liquidity, or the ability to service debt obligations.

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

Reconciliation of Net (Loss) Income to Adjusted EBITDA and to Distributable Cash Flow

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(4,230)	$805	$(9,404)	$309
Add:
Interest expense	995	942	2,652	3,182
Depreciation, amortization and accretion	1,148	1,222	3,531	3,592
Income tax expense	107	266	30	511
Equity-based compensation	294	211	823	729
Foreign currency losses	140	—	—	167
Discontinued operations (a)	2,091	275	2,598	914
Less:
Foreign currency gains	—	106	5	—
Adjusted EBITDA	$545	$3,615	$225	$9,404

Adjusted EBITDA attributable to noncontrolling interests	(197)	368	(615)	1,274
Adjusted EBITDA attributable to limited partners	$742	$3,247	$840	$8,130

Less:
Preferred unit distributions paid or accrued	1,033	1,033	3,099	3,099
Cash interest paid, cash taxes paid, and maintenance capital expenditures	941	2,269	3,535	4,463
Distributable cash flow	$(1,232)	$(55)	$(5,794)	$568

(a)	Amounts include non-cash expenses including loss on asset disposals, depreciation, amortization, and accretion expense, interest expense, and income tax expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

Reconciliation of Net Loss Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income attributable to limited partners	$(3,015)	$562	$(7,534)	$(543)
Add:
Interest expense attributable to limited partners	995	942	2,652	3,182
Depreciation, amortization and accretion attributable to limited partners	1,148	1,222	3,531	3,592
Income tax expense attributable to limited partners	107	266	30	511
Equity based compensation attributable to limited partners	294	211	823	729
Foreign currency losses attributable to limited partners	140	—	—	167
Discontinued operations (a)	1,073	150	1,343	492
Less:
Foreign currency gains attributable to limited partners	—	106	5	—
Adjusted EBITDA attributable to limited partners	742	3,247	840	8,130

Less:
Preferred unit distributions paid or accrued	1,033	1,033	3,099	3,099
Cash interest paid, cash taxes paid and maintenance capital expenditures attributable to limited partners	941	2,269	3,535	4,463
Distributable cash flow	$(1,232)	$(55)	$(5,794)	$568

(a)	Amounts include non-cash expenses attributable to limited partners including loss on asset disposals, depreciation, amortization, and accretion expense, interest expense, and income tax expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

Reconciliation of Net Cash (Used in) Provided by Operating Activities to Adjusted EBITDA and to Distributable Cash Flow

	Nine Months ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(1,989)	$18,216
Changes in trade accounts receivable, net	480	(18,529)
Changes in prepaid expenses and other	(524)	640
Changes in accounts payable, accounts payable - affiliates and accounts receivable - affiliates	576	624
Changes in accrued payroll and other	379	6,224
Change in income taxes payable	226	717
Interest expense (excluding non-cash interest)	1,945	2,748
Income tax expense (excluding deferred tax benefit)	30	511
Other	(42)	(29)
Discontinued operations (a)	(856)	(1,718)
Adjusted EBITDA	$225	$9,404

Adjusted EBITDA attributable to noncontrolling interests	(615)	1,274
Adjusted EBITDA attributable to limited partners	$840	$8,130

Less:
Preferred unit distributions paid or accrued	3,099	3,099
Cash interest paid, cash taxes paid, and maintenance capital expenditures	3,535	4,463
Distributable cash flow	$(5,794)	$568

(a)	Amounts include changes in working capital, interest expense, income tax expense, and other amounts that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Liquidity and Capital Resources

The working capital needs of the Inspection Services segment are substantial, driven by payroll costs and reimbursable expenses paid to our inspectors on a weekly basis. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Inspection Services segment are substantial”, which could require us to seek additional financing that we may not be able to obtain on satisfactory terms, or at all. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future capital needs will be funded by future borrowings. We will consider using the ATM Program to generate proceeds to repay debt in connection with our refinancing plans. However, we may not be able to raise additional funds on desired or favorable terms or at all.

At September 30, 2021, our sources of liquidity included:

●	$5.3 million of cash and cash equivalents, inclusive of $1.3 million in cash and cash equivalents classified as assets of discontinued operations on our Unaudited Condensed Balance Sheets;

●	available borrowings under our Credit Agreement of $14.7 million (based on the $70.0 million total capacity of the facility as amended in August 2021); and

●	issuance of equity and/or debt securities, subject to our debt covenants and to market demand.

We had outstanding borrowings of $55.3 million at September 30, 2021. As amended in August 2021, the Credit Agreement has a maximum borrowing capacity of $70.0 million, and any borrowings in excess of $60.0 million may only be used to fund working capital needs. The Credit Agreement requires that we maintain liquidity in excess of $7.0 million at all times, with liquidity defined as cash and cash equivalents plus unused capacity on the credit facility.

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

Employee Unit Purchase Plan

In November 2019, we established an employee unit purchase plan (“EUPP”), which will allow us to offer and sell up to 500,000 common units. Employees can elect to have up to 10 percent of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. We have not yet made the EUPP available to employees, and as a result there have been no common unit offerings or issuances under the EUPP.

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

We paid four preferred unit distributions of $1.0 million each in 2020. As described above, our Credit Agreement, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on preferred units. We have not paid any preferred distributions in 2021.

Our Credit Agreement

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks, with Deutsche Bank Trust Company Americas serving as the Administrative Agent. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement was amended in March 2021 and in August 2021. As amended, the Credit Agreement has a total capacity of $70.0 million, subject to various customary covenants and restrictive provisions, and matures on May 31, 2022. Any borrowings in excess of $60.0 million may only be used to fund working capital needs. Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern beyond May 31, 2022. In addition, it would be an event of default under our Credit Agreement if the audit report from our independent registered public accounting firm on our annual financial statements were to contain a going concern qualification. Our 2021 annual financial statements will be due on March 31, 2022. With the help of a financial advisor, we are currently pursuing plans to extend the current obligations under the Credit Agreement beyond one year as mitigation to the substantial doubt raised regarding our ability to continue as a going concern; however, there can be no assurance that such a transaction can be completed prior to the maturity date of the Credit Agreement or that any refinancing would be on terms favorable to us.

Outstanding borrowings at September 30, 2021 and December 31, 2020 were $55.3 million and $62.0 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on the Unaudited Condensed Consolidated Balance Sheets. The average debt balance outstanding was $55.3 million and $86.6 million during the nine months ended September 30, 2021 and 2020, respectively.

All borrowings under the Credit Agreement bear interest, at our option, on a leveraged based grid pricing at (i) a base rate plus a margin of 2.00% to 3.75% per annum (“Base Rate Borrowing”) or (ii) an adjusted LIBOR rate plus a margin of 3.00% to 4.75% per annum (“LIBOR Borrowings”). The applicable margin is determined based on our leverage ratio, as defined in the Credit Agreement. The interest rate on our borrowings ranged between 3.62% and 4.89% for the nine months ended September 30, 2021 and 3.33% and 4.80% for the nine months ended September 30, 2020. As of September 30, 2021, the interest rate in effect on our outstanding borrowings was 4.83%. Interest on Base Rate Borrowings is payable monthly. Interest on LIBOR Borrowings is paid upon maturity of the underlying LIBOR contract, but no less often than quarterly. Commitment fees are charged at a rate of 0.50% on any unused credit and are payable quarterly. Interest paid, including commitment fees but excluding debt issuance costs, was $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively. Interest paid, including commitment fees but excluding debt issuance costs, was $2.0 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Credit Agreement restricts our ability to redeem or repurchase our equity interests and requires us to use the proceeds from asset sales in excess of $0.5 million to repay debt. The Credit Agreement also requires us to make payments to reduce the outstanding balance if, for any consecutive period of five business days, our cash on hand (less amounts expected to be paid in the following five business days) exceeds $7.5 million.

Debt issuance costs are reported as debt issuance costs, net on the Unaudited Condensed Consolidated Balance Sheets and total $0.7 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. We incurred $1.0 million of debt issuance costs related to the March 2021 amendment to the Credit Agreement and $0.1 million of debt issuance costs related to the August 2021 amendment to the Credit Agreement.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(1,989)	$18,216
Net cash used in investing activities	(74)	(1,461)
Net cash used in financing activities	(10,106)	(22,865)
Effect of exchange rates on cash	—	(5)
Net (decrease) increase in cash and cash equivalents	$(12,169)	$(6,115)

Net cash (used in) provided by operating activities. Net operating cash outflows for the nine months ended September 30, 2021 were $2.0 million, consisting of a net loss from continuing operations of $5.9 million plus non-cash expenses of $5.1 million, and net changes in working capital of $(1.1) million. Non-cash expenses included depreciation, amortization, and accretion and equity-based compensation expense, among others.

Net operating cash inflows for the nine months ended September 30, 2020 were $18.2 million, consisting of a net loss from continuing operations of $1.7 million plus non-cash expenses of $5.0 million, net changes in working capital of $10.3 million, and net cash inflows from discontinued operations of $4.6 million. Non-cash expenses included depreciation, amortization, and accretion, impairments, and equity-based compensation expense, among others. The net change in working capital includes a net decrease of $18.5 million in accounts receivable, partially offset by a net increase of $0.6 million in prepaid expenses and other, and by a net decrease of $7.6 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect our accounts receivable from our customers. During the nine months ended September 30, 2020, we experienced a decrease in inspectors in our Inspection Services segment, which reduced the need to expend cash for working capital.

Net cash used in investing activities. Net cash outflows from investing activities for the nine months ended September 30, 2021 consisted primarily of $0.1 million of capital expenditures. Net cash outflows from investing activities for the nine months ended September 30, 2020 were $1.5 million, consisting primarily of costs associated with a new software system for payroll and human resources management.

Net cash used in financing activities. Financing cash outflows for the nine months ended September 30, 2021 primarily consisted of $6.7 million of net payments on our revolving credit facility, $1.0 million of debt issuance costs, and $2.1 million in net cash outflows from financing activities from discontinued operations, which included a $2.0 million distribution to the noncontrolling interest owners of CBI.

Financing cash outflows for the nine months ended September 30, 2020 primarily consisted of $12.9 million of net repayments on our revolving credit facility. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 pandemic and the significant decline in the price of crude oil. In January, May, June and September 2020, we repaid a combined $52.0 million on the Credit Agreement. Other financing cash outflows for the nine months ended September 30, 2020 primarily consisted of $5.1 million of common unit distributions, $3.1 million of preferred unit distributions, and $1.5 million in net cash outflows from financing activities from discontinued operations, which included $1.4 million of distributions to the noncontrolling interest owners of CBI.

Working Capital

Our working capital (defined as net current assets less net current liabilities) was ($36.0) million at September 30, 2021, which included $5.3 million of cash and cash equivalents, inclusive of $1.3 million in cash and cash equivalents classified as assets of discontinued operations on our Unaudited Condensed Balance Sheets, and $55.3 million of borrowings under our revolving credit facility. As described above under “Our Credit Agreement”, our revolving credit facility contains limitations on borrowing capacity, which may limit our ability to fund working capital needed to support revenue growth.

Our Inspection Services segment has substantial working capital needs, as they generally pay their personnel on a weekly basis, but typically receive payment from their customers 45 to 75 days after the services have been performed. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Inspection Services segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution,” and “Risk Factors – Risks Related to Our Business – Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures

Our Inspection Services segment does not generally require significant capital expenditures, other than the purchase of nondestructive examination technology. Our inspectors provide their own vehicles and receive mileage reimbursements. Our Environmental Services segment has certain limited capital expenditure requirements for the maintenance of existing water treatment facilities. We do not plan to invest significant expansion capital in the Environmental Services segment. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of payments on finance lease obligations, were $0.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long- term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were $1.2 million for the nine months ended September 30, 2020 (cash basis). We had less than $0.1 million of expansion capital expenditures for the nine months ended September 30, 2021.

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

Recent Accounting Standards

Accounting guidance proposed by the FASB that may impact our Unaudited Condensed Consolidated Financial Statements, which we have not yet adopted, includes:

The FASB issued ASU 2016-13 – Financial Instruments – Credit Losses in September 2016, which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This guidance affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. In November 2019, the FASB issued final guidance to delay the implementation of this new guidance for smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently evaluating the impact this ASU will have on our Unaudited Condensed Consolidated Financial Statements.

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

Less than 1% of our consolidated revenues during the three months ended September 30, 2021 were derived from sales of recovered crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment and inspection services resulting in an increase or decrease of our revenues and gross margins.

Crude oil prices decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic, and due in part to the oil price war started by Russia and Saudi Arabia with a focus on slowing down U.S. oil production. This decline in oil prices led many of our customers to change their budgets and plans and to decrease their spending on drilling, completions, and exploration. This had an adverse impact on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also impacted the midstream industry and led to delays and cancellations of projects. It is also possible that our customers may elect to defer maintenance activities on their infrastructure. Commodity prices have increased in 2021, although many customers have been slow to resume their level of activity prior to the pandemic. These developments have reduced our opportunities to generate revenues. It is impossible at this time to determine how customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Interest Rate Risk

The interest rate on our Credit Agreement floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $55.3 million as of September 30, 2021. Based on the debt balance outstanding at September 30, 2021, a hypothetical change in interest rates of 1% would result in an increase or decrease in our annual interest expense of approximately $0.6 million.

The credit markets have recently experienced historical lows in interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates in the future could be higher than current levels, causing our financing costs to increase accordingly. The current LIBOR forward curve projects a steady increase in interest rates over the next five years.

Inflation Risk

We recently renewed many of our annual insurance policies and we experienced premium increases for many of these policies. Additionally, demand for corporate administrative employees is high, which is placing upward pressure on compensation costs. Continued increases in these and other costs could reduce our profitability. Further, the market for our services is highly competitive, which places limits on our ability to negotiate price increases with our customers.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are and may in the future be subject to litigation and binding arbitration involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the Fair Labor Standards Act and state wage and hour laws, and have received indemnification demands from some of our customers in regard to such claims and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Claims related to the Fair Labor Standards Act are generally not covered by insurance. From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. The outcome of related litigation is unknown at this time but could be material to our financial statements in future periods. As of September 30, 2021, we have accrued $0.3 million for certain claims on which we have offered a settlement.

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

Our Credit Agreement matures on May 31, 2022. Because of this, management has concluded that there is substantial doubt about the Partnership’s ability to continue as a going concern beyond the May 31, 2022 maturity date. We continue to have discussions with our lenders regarding our financing options beyond the May 2022 maturity date of our Credit Agreement. Our Credit Agreement was amended twice in 2021, and both amendments reduced the borrowing capacity, added new restrictions on the payment of distributions, and added other new restrictions. It is possible that any future amendments, extensions, or replacements of the Credit Agreement could include additional limitations and restrictions, which could further limit our ability to borrow for working capital to fund revenue growth and could also further limit our ability to borrow to fund capital expenditures. Future amendments, extensions, or replacements of the Credit Agreement could also result in increased bank fees. We have incurred and expect to continue to incur additional advisory fees in developing our financing plans. Further, we can make no assurances that we will be able to successfully extend the Credit Agreement beyond the May 2022 maturity date on favorable terms, if at all. In addition, it would be an event of default under our Credit Agreement if the audit report from our independent registered public accounting firm on our annual financial statements were to contain a “going concern” qualification. Our 2021 annual financial statements will be due on March 31, 2022. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement.

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

From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief.

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

Many current and former inspectors who were compensated on a day rate have filed lawsuits and arbitration claims against us, alleging that they were entitled to hourly wages with overtime under the Fair Labor Standards Act. Many inspectors have also sued our customers, asserting that the customers were co-employers, and many of the customers have made indemnification claims against us related to this litigation. Many of our competitors are experiencing similar claims, and one competitor paid over $3 million to settle a Department of Labor action related to its compensation practices. The strategies of the plaintiffs have continued to evolve and have included various creative legal theories. We have incurred $1.3 million of legal fees during the nine months ended September 30, 2021 and we have spent a significant amount of time defending against these claims. These costs include defending numerous arbitration claims from individual inspectors, defending our rights to enforce the arbitration provisions in employment agreements with inspectors, assisting customers in their defense of the claims, and monitoring various lawsuits unrelated to us that could create precedents that could affect the claims against us and our customers. We expect to continue to incur significant legal defense costs. We have paid approximately $0.2 million to settle certain claims and we have accrued $0.3 million for certain other claims on which we have offered a settlement. We could incur significant additional costs associated with future settlements, including costs associated with indemnification claims from customers that choose to settle litigation against them. Our insurance policies do not offer coverage to us for these types of claims.

Vaccine mandates proposed or implemented by federal, state or local governments could disrupt our operations, increase costs and adversely affect our business, financial condition, or results of operations.

On September 9, 2021, President Biden issued an executive order requiring all federal agencies to implement COVID-19 workplace safety guidance across numerous categories of federal contractors and contracts. These requirements include vaccinations, masking and physical distancing requirements. On November 4, 2021, the Occupational Safety and Health Administration issued an emergency temporary standard applicable to employers of 100 or more employees requiring employees to be fully vaccinated by January 4, 2022 or to participate in weekly testing for COVID-19 in lieu of vaccination. Further vaccine mandates or other requirements may be announced in jurisdictions in which we operate, by state or local governments or by the clients we serve. Complying with vaccine mandates may be costly and operationally complex. Additionally, competing and potentially conflicting laws and regulations regarding vaccine mandates and testing requirements could further complicate compliance. Such vaccination requirements may result in incremental employee turnover, recruiting challenges or additional costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the fourth quarter of 2021, Jeff English was promoted from Vice President and Chief Operating Officer to Senior Vice President and Chief Operating Officer. Mr. English joined Cypress in 2013. Prior to joining Cypress, Mr. English served as Vice President of Operations for Bosque Systems, LLC, a water management & recycling company. Mr. English also has previous experience in telecommunications and consulting for Ernst & Young. Mr. English is a graduate of Baylor University, with a M.A. in Business Communication and Southwestern University.

On November 10, 2021, Stanley A. Lybarger resigned as a Director of the Board of Directors (the “Board”) of Cypress Environmental Partners GP, LLC, the general partner of Cypress Environmental Partners, L.P., effective as of the close of business on November 15, 2021. Mr. Lybarger was also the chair of the Audit Committee of the Board. Mr. Lybarger’s resignation was not the result of any disagreement with us, our management, or the Board. Also, on November 10, 2021, the Board voted unanimously to accelerate the vesting of Mr. Lybarger’s 30,664 unvested phantom restricted units as of the close of business on November 15, 2021.

On November 10, 2021, Jason Wilcox was appointed as a director of the General Partner’s Board of Directors, effective as of the close of business on November 15, 2021. Mr. Wilcox will serve on the Board’s Audit Committee and Conflicts Committee. Mr. Wilcox has over 25 years of investment banking experience. He has served as Manager of The Wilcox Group, LLC (dba Wilcox Investment Bankers), an independent boutique investment bank providing financial solutions to owners of middle-market industrial and energy businesses, since founding the company in 2008. He has also served as Manager of TWG Securities, LLC, an investment vehicle focused on commercial real estate, private and public companies, private equity funds and oil & gas royalties, since founding the company in 2016. Mr. Wilcox served as Senior V.P. & Managing Director of Growth Capital Partners, L.P. from 2004 – 2008 and as Vice President at Southwest Securities, Inc. from 2002 – 2004. Prior to that Mr. Wilcox worked as an Associate at Bear Stearns & Company, Inc. and Raymond James & Associates, Inc. Mr. Wilcox has served on the Board of Trustees of University of Mary Hardin-Baylor since 2015. Mr. Wilcox has Bachelor of Science degree in Economics from Texas A&M University and a Master of Business Administration degree from The Wharton School of the University of Pennsylvania. Mr. Wilcox’s extensive experience providing financial services to businesses in the energy industry qualifies him to serve as a director and as one of our audit committee’s financial experts. As a non-employee, independent director of the Company, Mr. Wilcox will receive the same standard compensation provided to all non-employee, independent members of the Board. As such, in connection with his appointment, Mr. Wilcox will receive a $25,000 annual retainer. He will also be eligible to participate in our Long Term Incentive Plan and receive annual awards of phantom restricted units to independent directors, as described in our most recent Annual Report on Form 10-K.

On November 10, 2021, John T. McNabb II was appointed chair of the Audit Committee of the Board, effective as of the close of business on November 15, 2021. Mr. McNabb has served on the Board since January 2014. Mr. McNabb will continue to receive his current $25,000 annual retainer and will continue to be eligible to participate in our Long-Term Incentive Plan. McNabb will also receive an additional annual cash retainer of $7,500 for service as the chair of the Audit Committee.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Index

Exhibit number	Description

3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P., dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 6, 2020)

3.4	Amended and Restated Limited Liability Company Agreement of Cypress Environmental Partners, GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

3.5	First Amendment to Amended and Restated Limited Liability Agreement of Cypress Energy Partners GP, LLC, dated as of March 5, 2020 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on March 6, 2020)

3.6	Certificate of Limited Partnership of Cypress Environmental Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.7	Certificate of Amendment to the Certificate of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 2, 2020 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on March 6, 2020)

3.8	Certificate of Formation of Cypress Environmental Partners, GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.9	First Amendment to the Certificate of Formation of Cypress Energy Partners GP, LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on March 6, 2020)

10.1	Amendment No. 2 to Credit Agreement dated August 13, 2021, by and among Cypress Environmental Partners, L.P., certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent and other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 16, 2021)

31.1 *	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Label Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Date File

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on November 15, 2021.

Cypress Environmental Partners, L.P.

By:	Cypress Environmental Partners GP, LLC, its general partner

/s/ Peter C. Boylan III
By:	Peter C. Boylan III
Title:	Chief Executive Officer

/s/ Jeffrey A. Herbers
By:	Jeffrey A. Herbers
Title:	Chief Financial Officer and Principal Accounting Officer