Form 10-K
period 2021-12-31
Cypress Environmental Partners, L.P.
filed 2022-04-15
CIK 1587246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______TO _____

Commission File No. 001-36260

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	61-1721523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5727 South Lewis Avenue, Suite 300
Tulsa, Oklahoma	74105
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (918) 748-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Units	CELP	New York Stock Exchange

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

The aggregate market value of the registrant’s Common Units Representing Limited Partner Interests held by non-affiliates computed by reference to the price at which the limited partner units were last sold as of June 30, 2021 was $10,620,356.

As of April 8, 2022, the registrant had 12,361,090 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLOSSARY OF TERMS

The following includes a description of the meanings of some of the terms used in this Annual Report on Form 10-K.

“Dig site”	The location where pipeline maintenance occurs by excavating the ground above the pipeline.

“Environmental Services”	Our Water and Environmental Services segment comprised of produced water pipelines and our water treatment facilities located in the Williston basin in North Dakota (also known as the Bakken).

“Flowback water”	The fluid that returns to the surface for treatment following the completion of a new oil or natural gas well.

“Gun barrel”	A settling tank located at our water treatment facilities that is used for separating water and oil to clean the water prior to disposal.

“Hydraulic fracturing"	A process utilized by our customers in the completion of a new oil and gas well. Our customers pump fluids, mixed with granular proppant, into a geological formation at various pressures sufficient to create fractures in the hydrocarbon-bearing rock to release the oil and gas.

“Hydrotesting”	A process utilized in many industries to ensure that a vessel, pipeline, or tank is safe to operate and not leaking. The vessel, pipeline, or tank is filled with water and pressurized air to the rated maximum burst pressure to inspect for leaks.

“In-line inspection”	An inspection technique used to assess the integrity of pipelines from the inside of a pipe. Different technologies are utilized to identify metal loss or corrosion. In-line inspection is also frequently called “smart pigging.”

“IPO”	Our January 2014 initial public offering of common units representing limited partner interests in us.

“Injection intervals”	We own and operate EPA class II injection wells at our water treatment facilities that are regulated by the North Dakota Industrial Commission (“NDIC”). The NDIC determines the injection intervals and depths for us to safely re-inject treated fluids back into the earth where it originated as part of the production of oil and gas by our upstream customers.

“Inspection Services”	Our Inspection Services segment provides inspection and integrity services to public utility, upstream, midstream, and downstream energy companies. We offer many different types of inspection services including, but not limited to, corrosion, welds, cathodic protection, and utilities.

“Natural gas liquids”	The combination of ethane, propane, butane, isobutene and natural gasolines that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

“NDE”	Nondestructive examination is a service we offer our customers to test the integrity of their infrastructure.

“OPEC”	The Organization of Petroleum Exporting Countries.

“Pig tracking”	Our customers utilize in-line inspection tools (also commonly called smart pigs) to inspect their pipelines. We offer services to track these tools or smart pigs as the tool moves through buried pipeline. Pig tracking includes the locating, mapping and monitoring of the in-line inspection pig.

“Pipeline & Process Services”	Our former Pipeline & Process Services segment includes Cypress Brown Integrity (“CBI”). CBI offered our customers hydrotesting, chemical cleaning, drying, water treatment, nitrogen, and other related services prior to that segment being reported as a discontinued operation.

“Produced water”	Our Environmental Services segment operates water treatment facilities that process and inject produced water that occurs when upstream customers operate oil and natural gas wells. Produced water is naturally occurring water found in hydrocarbon-bearing formations that flows to the surface along with oil and natural gas.

“Proppant”	Our upstream customers utilize proppant in the completion of new oil and gas wells. Proppant can be sand or other small man-made small particles that are mixed with fracturing fluid during the hydraulic fracturing process to hold fractures open to extract oil and gas from rock.

“Residual oil”	We separate oil and water at our water treatment facilities in North Dakota. This recycled recovered oil, or “residual oil” is then sold.

“Separation tank”	Our water treatment facilities in North Dakota have cylindrical or spherical vessels used to separate oil, gas and water from the total fluid stream produced by the oil and gas wells of our customers.

“Settling tank”	Our water treatment facilities in North Dakota have non-circulating storage tanks where gravitational segregation forces separate liquids from solids.

“Staking”	Our Inspection Services segment offers our customers a variety of services to locate their pipelines. Staking is the process of marking the location where pipeline maintenance will occur.

NAMES OF ENTITIES

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Cypress Environmental Partners, L.P.,” “our partnership,” “we,” “our,” “us,” or like terms, refer to Cypress Environmental Partners, L.P. and its subsidiaries.

References to:

●	“Arnegard” refers to Alati Arnegard, LLC, a 25% owned company the Partnership provides management services;

●	“CBI” refers to Cypress Brown Integrity, LLC, a 51% owned subsidiary of CEP LLC. CBI offered our customers hydrotesting, chemical cleaning, drying, water treatment, nitrogen, and other related services prior to being reported as a discontinued operation;

●	“CEM-TIR” refers to Cypress Environmental Management – TIR, LLC, a wholly-owned subsidiary of the Partnership;

●	“CEP LLC” refers to Cypress Environmental Partners, LLC, a wholly-owned subsidiary of the Partnership;

●	“CF Inspection” refers to a nationally certified women-owned business, CF Inspection Management, LLC, owned 49% by TIR-PUC and consolidated under generally accepted accounting principles by TIR-PUC. CF Inspection is 51% owned, managed and controlled by Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner;

●	“General Partner” refers to Cypress Environmental Partners GP, LLC, a subsidiary of Cypress Environmental GP Holdings, LLC;

●	“Holdings” refers to Cypress Environmental Holdings, LLC (formerly Cypress Energy Holdings, LLC), the owner of Holdings II;

●	“Holdings II” refers to Cypress Energy Holdings II, LLC, the owner of 5,610,549 common units representing 45% of our outstanding common units as of April 8, 2022;

●	“Partnership” refers to the registrant, Cypress Environmental Partners, L.P.;

●	“TIR Entities” refer collectively to various Tulsa Inspection Resources, LLC entities including TIR LLC; TIR-Canada, TIR-PUC and CF Inspection;

●	“TIR-Canada” refers to Tulsa Inspection Resources – Canada, ULC, a wholly-owned subsidiary of TIR LLC;

●	“TIR LLC” refers to Tulsa Inspection Resources, LLC, a wholly-owned subsidiary of CEP LLC;

●	“TIR-PUC” refers to Tulsa Inspection Resources – PUC, LLC, a subsidiary of TIR LLC that had elected to be treated as a corporation for U.S. federal income tax purposes as of December 31, 2021.

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks. The following is a summary of the principal risks and uncertainties that could have a material adverse effect on our business, cash flows, financial condition and/or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in the “Item 1A. Risk Factors” section of this Annual Report on Form 10-K which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common units.

●

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks (the “Lenders”). The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement matures on May 31, 2022. Outstanding borrowings were $54.2 million at December 31, 2021. Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern. In addition, the audit report from our independent registered public accounting firm on the financial statements in this Annual Report contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.

●	Our ability to earn revenue is dependent on the level of activity of our customers. Most of our customers are owners of energy infrastructure (including, but not limited to, pipelines, storage facilities, refineries, gas plants, and compression and pump stations) and public utilities that distribute natural gas and electricity to homes and businesses. The energy industry has historically experienced significant fluctuations in activity as a result of ongoing changes in supply and demand and the resultant fluctuations in commodity prices. The downturn in activity in the energy industry in 2020 and 2021 had a significant adverse effect on our revenues, and a sustained level of low activity would continue to have a significant adverse effect on our revenues.

●	Most of our agreements with customers do not commit the customers to purchase our services for extended periods of time. We operate in highly competitive businesses with low barriers to entry relative to many other industries. In addition, most of the customers of our inspection business have multiple service providers. In many circumstances our inspectors have the option to change their employment to other service providers that serve the same customers, in which case we lose the opportunity to earn revenue from that inspector’s services to the customer. For these reasons, we must continually compete to earn revenue.

●	Our top customer represented 35% of our revenues in 2021 and our top five customers on a combined basis represented over 69% of our revenues in 2021. The loss of any of these customers would have a significant adverse effect on our revenues.

●	Our credit agreement contains significant limitations on our ability to pay cash distributions to our common and preferred unitholders. Our preferred units rank senior to our common units, and we must pay distributions on our preferred units (including any arrearages) before paying distributions on our common units.

●	We are subject to litigation involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the Fair Labor Standards Act and state wage and hour laws, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Claims related to the Fair Labor Standards Act are generally not covered by insurance. We have incurred, and expect to continue to incur, significant legal expenses in defending against these claims. In early 2022, we reached an agreement to settle 64 of these claims for a combined amount of approximately $1.0 million. A number of claims against our customers remain subject to continuing litigation.

●	Our field operations are subject to safety risks that could expose us to substantial liability for personal injury, wrongful death, property damage, pollution, and other environmental damages. Such incidents could adversely affect operating costs, insurability, and relationships with employees and regulators. Many customers monitor the safety metrics of their service providers, and when we are unable to meet a customer’s target safety metrics, the customer may choose to hire different service providers. We carry various types of insurance with a variety of different coverages, deductibles, and exclusions. Insurance rates have been subject to wide fluctuations, and changes in coverage could result in less coverage, increases in cost, higher deductibles and retentions, and more exclusions.

●	In January 2022, we made significant changes to our inspector remuneration programs to address longstanding industry practices whereby (i) inspectors are provided with fixed reimbursements based on estimates of their out-of-pocket expenditures and (ii) many inspectors are paid on day rates. We completed our process of converting all inspectors from day rates to hourly rates. We also significantly reduced fixed expense reimbursements to our inspectors and added a variety of new benefits, including increased hourly wages, a 401(k) match, retention bonuses, and subsidized health, dental, vision, and life insurance. These changes were designed to give each inspector the same or greater remuneration as they were previously receiving. While some inspectors welcomed these changes, other inspectors preferred the old pay practices, and approximately 20% of our inspectors chose to switch to other providers in early 2022. This may give us a competitive disadvantage in recruiting and retaining inspectors, since many competitors still operate under the old pay practices.

●	Our tax treatment depends on our status as a partnership for federal income tax purposes. Certain inspection services are not qualifying income and we therefore have had separate taxable entities that pay state and federal income tax on these earnings. As part of our tax planning strategies, we may in the future decide to convert from a pass-through entity for tax purposes to a taxable entity.

●	Because we are a partnership for tax purposes, our unitholders may be required to pay taxes on their share of our income, including cancellation of debt income, even if they do not receive any cash distributions from us.

●	Our common units are listed on the New York Stock Exchange. However, our common units could be delisted under certain circumstances. For example, our common units would be delisted if the average market capitalization over a 30-day trading period were to fall below $15 million.

●	If we are not able to successfully manage the aforementioned risks and other risks described in the “Item 1A. Risk Factors” section of this Annual Report on Form 10-K, we could be required to undertake a restructuring.

PART I

ITEM 1.	BUSINESS

Overview

Cypress Environmental Partners, L.P. (“we”, “us”, “our”, the “Partnership”) is a Delaware limited partnership formed in September 2013. Our suite of services includes inspection, water treatment, and other environmental services that help our customers protect people, property, infrastructure, and the environment with a focus on safety and sustainability. We work closely with our customers to help them protect the environment, property, and people. Our services also help our clients comply with increasingly complex federal and state environmental and safety rules and regulations. The substantial majority of our environmental services are required services under various federal and state laws. Trading of our common units began in January 2014 on the New York Stock Exchange under the symbol “CELP”.

Our business is organized into two reportable segments: (1) Inspection Services (“Inspection Services”), comprising the TIR Entities’ operations; and (2) Water and Environmental Services (“Environmental Services”), representing the water treatment activities of our water treatment entities.

The Inspection Services segment generates revenue primarily by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets such as midstream pipelines, gathering systems, and distribution systems. These services are offered on existing infrastructure as well as new construction. This segment generally follows a just in time (“JIT”) business model whereby we only hire inspectors when we have work to perform for a customer. We hire these inspectors as W-2 employees from our proprietary database based upon qualifications, certifications, and experience. These inspectors utilize their own four-wheel drive vehicles and we therefore do not have substantial capital expenditure requirements. Services include nondestructive examination (“NDE”), in-line inspection support, pig tracking, data gathering, and supervision of third-party contractors. Our revenues in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, pump stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. We generally do not earn any margin on pass-through expenses such as per diem charges and mileage that we offer to our field inspectors who travel away from their residence. Revenue and costs in this segment are subject to seasonal variations and interim activity may not be indicative of yearly activity, considering that many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these water treatment facilities and we own a 25% interest in the other facility that we manage. These water treatment facilities are connected to thirteen (13) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated by our customers during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. All of the water treatment facilities utilize specialized equipment, technology, and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. Revenue is generated on a fixed-fee per barrel basis for receiving, separating, filtering, recovering, processing, and injecting produced and flowback water. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from a partially owned water treatment facility for management and staffing services.

The volume of water processed at our water treatment facilities is driven by water volume generated from existing oil and natural gas wells during their useful lives and new oil wells that are drilled and completed. Our customers’ willingness to invest in new drilling is determined by a number of factors, the most important of which are the current and projected prices of oil; the cost to drill and operate a well; the availability and cost of capital; and environmental and governmental regulations. We generally expect the level of drilling to correlate with long-term trends in prices of oil.

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

Business Strategies

Our principal business objective is to build a diversified partnership providing essential environmental services. We pursue the following business strategies:

●	Inspection Services. We strive to position ourselves as a trusted provider of high-quality essential inspection services. Over the last few years, new laws have been enacted in the United States that, in the future, will require customers to undertake more frequent and more extensive inspections of their energy infrastructure and pipeline assets. Additionally, a significant portion of the pipeline infrastructure in North America was installed decades ago and is therefore more susceptible to degradation requiring more frequent inspections. Our clients require ongoing maintenance and integrity work on their aging pipelines and other energy infrastructure. Our business is not immune to economic changes in the energy industry; however, we strive to grow organically by acquiring new customers and additional work from existing customers. Today, we estimate that we serve less than 8% of the available potential customers in the energy industry.

●	Environmental Services. This segment represents a small percentage of our overall business and our primary focus remains on inspection and related integrity services. We have no plans to build new facilities and may divest one or more of our facilities. We remain an approved vendor for many prestigious E&P companies that demand very high standards from their vendors. Although the oil and gas industry is cyclical in nature, we currently derive a significant portion of our volume and revenue from existing oil wells. When customers complete new wells near our facilities, we may have the opportunity to treat additional volumes of water. We strive to capitalize on the continued demand for removal, treatment, storage and disposal of flowback and produced water by positioning ourselves as a trusted, dependable provider of safe, high-quality water and environmental services to our customers. We currently have 13 pipelines connected to six of our water treatment facilities. Pipeline water was 54% of the total water volume in 2021.

Our Business Segments

Our business operates in two reportable segments: (1) Inspection Services, comprising the TIR Entities’ operations, and (2) Water and Environmental Services (“Environmental Services”), consisting of water treatment activities.

Inspection Services

Overview. The Inspection Services segment provides independent inspection, integrity, and nondestructive examination services to energy and utility customers. We inspect and test infrastructure assets including pipelines, gathering and distribution systems, storage facilities, gas plants, refineries, petrochemical facilities, liquefied natural gas facilities, compression stations, and pumping stations. Our mission is to provide quality environmental services in a safe, professional, ethical, and cost-effective manner that can be tailored to add value for our clients throughout the life of their assets.

We have entered into an agreement with CF Inspection, a nationally certified woman-owned business affiliated with one of Holdings’ owners and a Director of our General Partner. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection.

Operations. Upstream, midstream, downstream, public utility companies, and other pipeline operators are required by federal and state law and regulation to inspect their pipelines, infrastructure assets, and gathering systems on a regular basis in order to protect the environment and ensure public safety. At the beginning of an engagement, our personnel meet with the customer to determine the scope of the project and determine related staffing needs. We then develop a customized staffing plan utilizing our proprietary database of professionals and other recruitment methods. Our inspectors have significant industry experience and are certified to meet the qualification requirements of both the customer and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). We utilize a just in time (“JIT”) business model whereby we generally only hire an inspector when we have a billable assignment with a client. As the industry continues to adopt new technology, demand has increased for inspectors with greater technical skills and computer proficiencies. Our customers require inspectors to undergo specific training and certifications prior to performing inspection work on their projects. We utilize a number of accrediting agencies including but not limited to the National Center for Construction Education and Research and Veriforce training curricula to train and evaluate employees. In addition to assignment-specific training, welding inspectors and coating inspectors also must meet special certification requirements.

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

In 2021 and 2020, we employed as W-2 employees an average of 456 and 730 inspectors, respectively. Substantially all of our inspection work was performed in the United States. Our scope of services includes the following:

●	Miscellaneous inspection including, but not limited to, welds, coatings, cathodic protection, utilities, and safety, on existing and new construction ;

●	Maintenance inspection (third-party pipeline periodic inspection to comply with PHMSA regulations);

●	Project coordination (construction or maintenance coordination for in-line inspection services projects);

●	ILI Pig Tracking Services (mapping and tracking of third-party pipeline cleaning and inspection units called Pipeline Inspection Gauge (“Pig”));

●	Above Ground Marker (“AGM”) Global Positioning System (“GPS”) surveys;

●	Excavation profile survey, anomaly dig staking, and as-built documentation;

●	Pipeline depth of cover and GPS centerline surveys;

●	Pipeline marker placement and installation;

●	Various Non-Destructive Examination ("NDE") inspections including but not limited to Phased Array Ultrasonic Testing, Optical Emission Spectroscopy, Positive Material Identification, Instrumented Indentation Testing and automated metal loss mapping to map and evaluate pipeline imperfections;

●	External and/or Internal Corrosion Direct Assessment;

●	Stress Corrosion Cracking Direct Assessment; and

●	Related data management services.

Environmental Services

Overview. The Environmental Services segment owns and operates nine (9) water treatment facilities with ten (10) EPA Class II injection wells in the Bakken shale region of the Williston Basin in North Dakota. We wholly-own eight of these water treatment facilities and we own a 25% interest in the remaining facility we manage. These water treatment facilities are connected to thirteen (13) pipeline gathering systems, including two (2) that we developed and own. We specialize in the treatment, recovery, separation, and disposal of waste byproducts generated during the lifecycle of an oil and natural gas well to protect the environment and our drinking water. During 2021, 98% of our volumes were produced water from existing wells (as opposed to flowback water from the development of new wells) and 54% of our volumes were delivered via pipeline. Our 25% owned facility had 99% produced water and 97% was delivered via pipeline in 2021. We currently serve approximately 45 customers. All of our facilities utilize specialized technology, equipment and remote monitoring to minimize the facilities’ downtime and increase the facilities’ efficiency for peak utilization. We also sell recovered oil, receive fees for pipeline transportation of water, and receive fees from Arnegard for management and staffing services.

Operations. The Environmental Services segment generates revenue by providing the following services:

●	Produced water management. We treat and inject naturally-occurring water for our customers that is extracted during the oil production process. This produced water is generated during the entire lifecycle of an oil well. While the level of hydrocarbon production declines over the life of a well, the amount of produced water may decline at a slower rate or, in some cases, may even increase. The customer separates the produced water from the production stream and either transports it to one of our water treatment facilities by truck or pipeline, or contracts with a trucking company to transport it to one of our water treatment facilities. Once we receive the water at one of our water treatment facilities, we filter and treat the water and then inject it into our injection wells at depths of at least 5,000 feet after recovering any skim oil. We periodically sample, test, and assess produced water to determine its chemistry so that we can properly treat the water with the appropriate chemicals that maximize oil separation and the life of our wells.

●	Flowback water management. We also inject flowback water produced by our customers from hydraulic fracturing operations during the completion of new oil wells. The owner of the oil well typically either transports the flowback water to one of our facilities via pipeline or truck. Once the water is received at our facility, we treat the water through a combination of separation tanks, gun barrels, and chemical processes. The water is then injected into the class II EPA injection well at depths of at least 5,000 feet after recovering the skim oil. We believe our approach to scientifically and methodically filtering and treating the flowback water prior to injecting it into our wells helps extend the life of our wells and furthers our reputation as an environmentally-conscious service provider.

●	Residual oil sales. Before we inject flowback and/or produced water into our injection wells, we separate the residual oil and sell it to third parties.

●	Facility management. In addition to the facilities we wholly-own, we own a 25% interest in an additional facility in North Dakota that we manage. Our responsibilities in managing this facility include operations, billing, collections, insurance, maintenance, repairs, and sales and marketing. We are compensated for the management of this facility based on a percentage of the gross revenue of the facility or a minimum monthly fee.

The majority of the water processed at our water treatment facilities is derived from produced water that is generated throughout the life of the oil well. In 2021 and 2020, produced water represented 98% and 99%, respectively, of our total barrels of water treated.

In general, each of our water treatment facilities is open every day of the year, with some being open by appointment only. Over time, the volumes processed at each individual facility fluctuate based on changes in the level of activity near the facility. We have in the past temporarily closed individual facilities when the volumes at the facilities were low, and we have often reopened these facilities when market conditions near those facilities improved. We may in the future temporarily close individual facilities again. If market activity near an individual facility remains low for an extended period of time, we may consider permanently closing that facility, which would require us to incur certain asset retirement costs. We may also consider divestitures.

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

Principal Customers

Inspection Services

Customers of our Inspection Services segment are principally owners and operators of pipelines and other infrastructure or public utility/local distribution companies that provide natural gas to homes and businesses. In 2021 and 2020, this segment had approximately 44 and 59 customers, respectively. The five largest customers in this segment generated 71% and 59% of the segment’s revenue in 2021 and 2020, respectively. In 2021 and 2020, we had two customers that individually accounted for more than 10% of the segment’s revenues. In 2021 and 2020, Pacific Gas and Electric Company accounted for 36% and 21%, respectively, of the segment's revenues.

Environmental Services

Environmental Services segment customers are primarily E&P companies that own, drill, and operate oil wells in North Dakota. These customers include publicly traded energy companies, independents, trucking companies, and third-party purchasers of residual oil. In each of the years ended December 31, 2021 and 2020, this segment had approximately 45 customers. Our ten largest customers generated 90% of the segment’s revenue in each of 2021 and 2020. In each of 2021 and 2020, we had four customers that individually accounted for more than 10% of the segment’s revenues.

Market

There is a large market of owners of pipelines and energy infrastructure, and there are many entities that we do not currently provide inspection and integrity services to. We estimate that we serve less than 8% of the available market. We continue to focus on sales efforts, both to existing and prospective new customers. We have continued to make investments in our account management and business development teams.

Competition

Inspection Services

Reputation, safety statistics, financial strength, and quality are important to our current and potential customers. The inspection services business is highly competitive. Our competition consists primarily of three types of companies: independent inspection firms, engineering and construction firms, and diversified inspection service firms. Diversified inspection firms may inspect, for example, electric and nuclear facilities in addition to pipelines and related facilities. We believe that the principal competitive factors in our business include gaining and maintaining customer approval to service their pipelines, facilities and gathering systems, the ability to recruit and retain qualified experienced inspectors with multiple skills and nondestructive examination experience, safety record, insurance, financial strength, inspector training, insurance, reputation, dependability of service, customer service, and price. We compete with many other inspection firms to recruit and retain talented inspectors.

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

Additionally, our access to capital may be impacted by climate change policies as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing their portfolios and taking steps to quantify and reduce funding to companies with carbon emissions.

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

Employees

Inspection Services Segment

Our Inspection Services segment utilizes a just in time (“JIT”) business model that employs a number of W-2 inspectors that varies based on client needs (we also employ technicians for services such as nondestructive examination; for purposes of this report, we generally use the term “inspectors” to refer to all of the field employees of the Inspection Services segment). We generally only employ inspectors when there is a specific billable client project to deploy them on. As of December 31, 2021, this segment employed 333 inspectors, all of whom were employed in the United States. In response to adverse market conditions in 2020 and 2021, we implemented significant cost reductions in the administrative staff that supports the Inspection Services segment, including layoffs, and temporary salary and hour reductions.

Recruitment and retention of qualified field employees is critical to our success. We recruit via our company website, third-party recruitment websites, and our proprietary database of prospective inspectors. There are numerous competitors in the inspection business, and we must maintain competitive compensation packages in order to recruit and retain qualified inspectors. Compensation packages vary based on geographic and other factors. We offer company-paid health, dental, and vision benefits and a 401(k) match to most of our inspectors. Many of our competitors offer aggressive non-taxable compensation.

Certain inspectors who serve one of our publicly traded public utility companies are members of a union and are covered by a collective bargaining arrangement. As of December 31, 2021, 66 inspectors were members of this union. None of our other employees are covered by collective bargaining arrangements.

Environmental Services Segment

Our Environmental Services segment employed 7 people at December 31, 2021, all of whom work at our North Dakota facilities. Our facilities are generally open every day of the year to serve our customers. Most of these employees have been employed with us for a number of years. Our compensation structure for field employees includes wages and health benefits. During 2020, in response to challenging market conditions, we implemented a cost reduction plan that included a combination of temporary salary reductions and a reduction in workforce.

Corporate

As of December 31, 2021, we employed 63 people in our corporate offices. These employees provide various services, including management, business development, human resources, information technology, billing, safety, legal, payroll, and accounting, among others. The compensation cost for these employees is allocated among us and our affiliates based on estimates of the amount of time these employees spend on our businesses relative to those of our affiliates. Our primary corporate office is in Tulsa, Oklahoma and we have a smaller corporate office in Houston, Texas. Retention of high-performing employees is important to our success. We strive to recruit employees who are willing and able to perform a diverse set of responsibilities as business needs warrant.

Our salary structure is designed to reward high performance/merit, and we historically awarded salary increases to specific employees for performance and/or market reasons, rather than awarding across-the-board cost of living increases. In early 2022 we awarded cost-of-living increases to most of our corporate employees with salaries below a certain threshold, in recognition of the fact that many of the skills these employees possess are in high demand in the marketplace. We have an annual short-term incentive plan, and the bonuses we pay under this program are heavily influenced by the financial performance of our business. In 2019, we awarded generous cash bonuses (as a result of strong financial performance), whereas in 2020, we awarded only minimal cash bonuses (as a result of lower financial performance). Executive management did not receive any bonuses in 2020. In 2021 we awarded bonuses to most of our corporate employees, in recognition of their service in helping us manage through the challenging market conditions of the past two years. We also have a long-term incentive plan, under which we grant equity awards to select key employees. These awards have been in the form of phantom restricted common units and unit appreciation rights, most of which vest over a period of 3 to 5 years. In some cases vesting is also contingent on meeting specified company performance metrics. During 2020, we implemented salary reductions for a large percentage of our corporate salaried employees in response to the adverse market conditions. These reductions ranged from 5%-40%, with our CEO at the maximum end of this range, the management team generally at the higher end of this range, and employees with lower salaries generally at the lower end of this range. During 2021 we restored these salaries to their previous levels. We offer subsidized health and related benefits and the opportunity to participate in a 401(k) plan, although we do not currently offer matching contributions to the 401(k) plan for corporate employees.

Safety

We have a team of professionals in our corporate offices dedicated to matters such as workplace safety and operational qualifications. During 2020, in response to the COVID-19 pandemic, we implemented our business continuity plan, which included a temporary work-from-home arrangement for most of our corporate office employees at various times during the pandemic.

Insurance Matters

Our customers require that we maintain certain minimum levels of insurance and evaluate our insurance coverage as part of the initial and ongoing approval process they require to use our services. We also carry a variety of insurance coverages for our operations as required by law. However, our insurance may not be sufficient to cover any particular loss or may not cover all losses, and losses not covered by insurance would increase our costs. Also, insurance rates have been subject to wide fluctuations, and changes in coverage could result in less coverage, increases in cost, higher deductibles and retentions, and more exclusions. For example, we expect the circumstances around the near-term maturity of our Credit Agreement, which are described elsewhere in this Annual Report, to lead to significantly higher premiums for director and officer insurance and to greater limitations on the risks that are covered by such insurance.

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

Risks Related to Our Business

As described in the notes to our audited financial statements, there is substantial doubt about our ability to continue as a going concern.

Our Credit Agreement matures on May 31, 2022. In addition, the audit report from our independent registered public accounting firm on the financial statements in this Annual Report contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. Because of this, management has concluded that there is substantial doubt about the Partnership’s ability to continue as a going concern beyond the May 31, 2022 maturity date.

We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.

There are significant contractual restrictions on our ability to pay distributions to holders of our common units.

Our revolving credit agreement, as amended in 2021 (the “Credit Agreement”), contains significant limitations on our ability to pay cash distributions. We may only pay the following cash distributions:

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

The amount of cash we generate from our operations fluctuates based on, among other things:

●	the fees we charge, and the margins we realize, from our services;

●	the number and types of projects conducted by our Inspection Services segment and the volume of water processed by our Environmental Services segment;

●	prevailing economic and market conditions, including volatile commodity prices and their effect on our customers;

●	the cost of achieving organic growth in current and new markets;

●	the level of competition from other companies;

●	our ability to recruit and retain inspectors;

●	governmental regulations, including changes in governmental regulations, in our industry; and

●	weather and natural disasters, lightning, seismic activity, vandalism, and acts of terror.

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

The working capital needs of the Inspection Services segment are substantial and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution.

We pay the majority of our inspectors in the Inspection Services segment on a weekly basis, but typically receive payment from our customers 45 to 90 days after the services have been performed. We borrow under our credit facility as needed to fund our working capital needs, and these borrowings reduce the amount of credit we may use for other needs, such as acquisitions and growth projects. Borrowings also increase our aggregate interest expense, which reduces cash available for distribution to our unitholders. Any cash generated from operations used to fund working capital needs will also reduce cash available for distribution to our unitholders. Additionally, if our customers delay in paying us, our working capital needs will increase, and we could be required to make further borrowings; these delays in our customers’ payments could also impact our ability to pay cash distributions.

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

Certain of our current and former inspectors who were compensated on a day rate have filed lawsuits and arbitration claims against us, alleging that they were entitled to hourly wages with overtime under the Fair Labor Standards Act. Such inspectors have, in certain circumstances, also sued our customers, asserting that the customers were co-employers, and certain of those customers have made indemnification claims against us related to such litigation. Many of our competitors are experiencing similar claims, and at least one of our competitors has entered into a settlement agreement with the Department of Labor involving the payment of significant fees. The strategies of the plaintiffs’ counsel have continued to evolve. We incurred $1.9 million of legal fees during 2021 and we have spent a significant amount of time defending against these claims. These costs include defending numerous arbitration claims from individual inspectors, defending our rights to enforce the arbitration provisions in employment agreements with inspectors, assisting customers in their defense of the claims, and monitoring various lawsuits unrelated to us that could create precedents that could affect the claims against us and our customers. In early 2022 we agreed to settle 64 of these claims for a combined amount of approximately $1.0 million, to be paid in installments during 2022. The settlement covers most of the claims where we have been sued directly, but we expect to continue to incur significant legal costs to defend suits that have been filed against our customers, as our customers could seek to pursue indemnity claims against us if they incur losses related to these claims and certain of our customers have already made indemnification claims against us related to such litigation. We could incur significant additional costs associated with future settlements, including costs associated with indemnification claims from customers. Our insurance policies generally do not offer coverage to us for these types of claims.

Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.

Our Credit Agreement provides up to $70.0 million of borrowing capacity, subject to certain limitations. As of April 14, 2022, we had $58.1 million of borrowings outstanding under our Credit Agreement. Our level of debt could have important consequences to us, including the following:

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

The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement matures on May 31, 2022. Outstanding borrowings were $54.2 million at December 31, 2021. Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern. In addition, the audit report from our independent registered public accounting firm on the financial statements in this Annual Report contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.

We do not enter into long-term contracts with our customers, which subjects us to renewal or termination risks.

We do not typically enter into long-term contracts with our customers. While we frequently operate under master services agreements with customers that set forth the terms on which we will provide services, customers operating under these agreements typically have the ability to terminate their relationship with us at any time at their sole discretion by choosing to not use us to provide services. Therefore, it is possible that our customers may decide not to use our inspection services or water treatment services. Decisions by customers to no longer use our services could adversely affect our operations, financial condition, cash flows and ability to make cash distribution to our unitholders.

We depend on a limited number of customers for a substantial portion of our revenues. The loss of, or a material nonpayment by, any of our key customers could adversely affect our results of operations, financial condition, and ability to make cash distributions to our unitholders.

Our five largest customers generated approximately 69%, 57%, and 63% of our consolidated revenue in 2021, 2020, and 2019, respectively. Our ten largest customers generated approximately 83%, 78% and 81% of our consolidated revenue in 2021, 2020, and 2019, respectively. The following table sets forth the customers who accounted for more than 10% of our consolidated revenue for the years ended December 31, 2021, 2020, and 2019 (all of which are customers of our Inspection Services segment):

2021	2020	2019
Pacific Gas and Electric Company NiSource, Inc.	Pacific Gas and Electric Company Enterprise Products Partners L.P.	Pacific Gas and Electric Company Phillips 66 Plains All American Pipeline L.P.

The loss of all, or even a portion of the revenues from these customers, as a result of competition, market conditions or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and cash flows. One customer in each of 2021, 2020, and 2019 accounted for more than 15% of our consolidated revenues.

Our business is dependent upon the willingness of our customers to outsource their inspection services and integrity service activities and waste management activities.

Our business is largely dependent on the willingness of customers to outsource their inspection services and their water and environmental treatment services. Some pipeline owners and operators currently inspect their own pipeline systems using the same techniques and technologies that we use, as well as others that we currently do not employ. In addition, many oil and natural gas producing companies own and operate waste treatment, recovery, and water treatment facilities that provide services that we could otherwise provide to them, and some producers recycle saltwater on-site that we could otherwise dispose for them. Most oilfield operators, including many of our customers, have numerous abandoned wells that could be licensed to dispose of internally-generated waste and third-party waste, which, if our customers chose to license these abandoned wells, could result in competition for us. Additionally, technologies may be developed that could allow our customers to recycle saltwater and to recover oil through oilfield waste processing, which would make our services unnecessary. Our current customers could decide to inspect and perform integrity activities on their own pipeline systems or process and dispose of their waste internally, either of which could have a material adverse effect on our financial position, results of operations, cash flows, and our ability to make cash distributions to our unitholders.

The credit risks of our concentrated customer base could indirectly result in losses to us.

Many of our customers are oil and natural gas companies that have or may face liquidity constraints. The concentration of our customers in the energy industry may impact our overall exposure to credit risk since our customers may be similarly affected by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions, we may incur increased exposure to credit risk and bad debts.

PG&E Corporation and its wholly-owned subsidiary Pacific Gas and Electric Company (collectively, “PG&E”), a customer, filed for bankruptcy protection in January 2019. We had accounts receivable from PG&E of $12.1 million at the date of the bankruptcy filing. In November 2019, we sold $10.4 million of our pre-petition receivables from PG&E in a non-recourse sale to a third party for cash proceeds of $9.8 million. We recorded a loss of $0.5 million in 2019 on the sale of these pre-petition receivables, which is reported within other, net on our Consolidated Statement of Operations. In 2020 we collected from PG&E the remaining $1.7 million of pre-petition receivables under a court-approved “operational integrity supplier” program. In July 2020, PG&E emerged from bankruptcy protection.

A former customer of our Inspection Services segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in 2019. At the time of the bankruptcy filing, we had $0.5 million of accounts receivable from Sanchez. We recorded allowances against these accounts receivable in 2019 and 2020 and wrote off the balance in 2021.

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

The level of activity in the oil and natural gas exploration and production industry in the United States has been volatile. According to a published oil and gas drilling rig count, the United States weekly aggregate rig count reached an all-time high of 4,530 rigs in December 1981 and a post-1942 low rig count of 244 rigs in August 2020. When oil and natural gas prices are low, E&P companies, pipeline owners, and operators and public utility or local distribution companies in the regions we conduct our business typically reduce capital spending maintaining their pipelines or oil and natural gas production.

Crude oil prices decreased significantly during 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic. This decline in oil prices led many of our customers to change their budgets and plans, which decreased their spending on drilling, completions, and exploration. This had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. Such developments reduced our opportunities to generate revenues. It is impossible at this time to determine what may occur in the future, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position.

The Environmental Services segment constituted approximately 4%, 3%, and 3% of our revenue in 2021, 2020, and 2019, respectively. The Bakken region of North Dakota generally requires higher oil prices than certain other regions in order to generate suitable economic returns for E&P companies. Therefore, a continued decrease in drilling activity or hydraulic fracking could have an adverse effect on our financial position, results of operations, demand for services, and cash flows.

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

In July 2020, in relation to an ongoing lawsuit challenging various federal authorizations for the Dakota Access Pipeline (“DAPL”), the U.S. District Court for the District of Columbia (“D.C. District Court”) issued an order vacating an easement granted by the U.S. Army Corps of Engineers (“Army Corps”) and directing the DAPL to be shut down and drained of oil by August 5, 2020. The U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued a stay of the order to shut down the DAPL on August 5, 2020. Subsequently, the D.C. Circuit issued an opinion upholding the D.C. District Court’s decision to vacate the easement on the merits, but allowing the DAPL to continue operating while the Army Corps completes an environmental impact statement (“EIS”) as required under the National Environmental Policy Act. The plaintiffs in the case sought another injunction against the DAPL’s continued operation, which was denied by the D.C. District Court on May 21, 2021. The Army Corps is expected to complete the required EIS in the fall of 2022. The DAPL transports approximately 40% of the crude oil that is produced in the Bakken region. The closure of the pipeline would likely have an adverse effect on overall production in the Bakken, which would likely reduce the volume of water delivered to our facilities. In addition, the uncertainty associated with current and possible future litigation may reduce E&P companies’ incentive to invest in new production in the Bakken.

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

We rely in part upon external financing sources, including borrowings under our credit facility and the issuance of debt and equity securities, to fund working capital and growth capital expenditures. However, we may not be able to obtain equity or debt financing on terms favorable to us, or at all. To the extent we are unable to efficiently finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash (as defined in our partnership agreement), we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. Furthermore, Holdings is under no obligation to fund our growth. To the extent we issue additional units, the payment of distributions on those additional units will reduce the cash available for distributions on existing units. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of borrowings or other debt by us to finance our growth strategy would result in increased interest expense, which in turn would reduce the available cash that we have to distribute to our unitholders.

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

Approximately 9%, 3%, and 6% of the revenue in 2021, 2020, and 2019, respectively, of our Environmental Services segment was derived from sales of residual oil recovered during the water treatment process. Our ability to recover sufficient volumes of residual oil is dependent upon the residual oil content in the water we treat, which is, among other things, a function of water type, chemistry, source, and temperature. Generally, where outside temperatures are lower, there is less residual oil content and separation is more difficult. Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season in North Dakota. Additionally, residual oil content will decrease if, among other things, producers recover higher levels of residual oil in water prior to delivering such water to us for treatment. Also, the revenues we derive from sales of residual oil are subjected to fluctuations in the price of oil. Any reduction in residual crude oil content in the water we treat or the prices we realize on our sales of residual oil could materially and adversely affect our profitability.

Our utilization of existing capacity, expansion of existing water treatment facilities, and construction or purchase of new water treatment facilities may not result in revenue increases and will be subject to regulatory, environmental, political, legal, and economic risks, which could adversely affect our operations and financial condition.

The construction of a new water treatment facility or the extension, renovation or expansion of an existing water treatment facility, such as by connecting such water treatment facility to existing or newly constructed pipeline systems, involves numerous business, competitive, regulatory, environmental, political, and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. Furthermore, we will not receive any material increases in revenues until after completion of the project, although we will have to pay financing and construction costs during the construction period. As a result, new water treatment facilities may not be able to attract enough demand for water and environmental services to achieve our expected investment return, which could significantly adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

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

Holdings has made an acquisition that may be suitable to our operations in the future. The consummation and timing of any future acquisitions will depend upon, among other things, Holdings’ and its affiliates’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions with Holdings and its affiliates, and Holdings and its affiliates are under no obligation to accept any offer that we may choose to make. In addition, certain of these assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to acquire these assets from Holdings and its affiliates if, and when, Holdings and its affiliates offers such assets for sale, and our decision will not be subject to unitholder approval.

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

We own a 51% interest in CBI, a 25% interest in Alati Arnegard, LLC, and a 49% interest in CF Inspection. We may also enter into other arrangements with third parties in the future. Other third parties in future arrangements may have obligations that are important to the success of the arrangement, such as the obligation to pay their share of capital and other costs of these partially owned entities. The performance of these third-party obligations, including the ability of our current partners to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangements, our business may be adversely affected.

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

Our Credit Agreement provides up to $70.0 million of borrowing capacity and matures in May 2022. Our Credit Agreement limits our ability to, among other things:

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

Our ability to operate our business effectively could be impaired if our affiliates fail to attract and retain key employees, or if such personnel suddenly become unavailable to perform their duties.

We depend on the continuing efforts of our executive officers and other key management personnel. Prior to June 30, 2021, all of the employees who conduct our business were employed by affiliates of Holdings, although we often refer to these individuals in this report as our employees. We generally reimbursed Holdings for the compensation costs associated with these employees. Effective June 30, 2021, all of our employees are employed by subsidiaries of the Partnership. The loss of any member of our management or other key employees could have a material adverse effect on our business.

Consequently, our ability to operate our business and implement our strategies will depend on the continued ability of affiliates of our general partner to attract and retain highly skilled management personnel with industry experience, as well as such personnel remaining healthy and available to perform their duties. Competition for these persons is intense. Given our size, we may be at a disadvantage relative to our larger competitors in the competition for these personnel. We may not be able to continue to employ our senior executives and other key personnel, or attract and retain qualified personnel in the future, and one or more such personnel could become unable to perform their duties as a result of health issues, such as COVID-19, or other unexpected calamities. Our failure to retain or attract our senior executives and other key personnel, or other loss of such personnel, could have a material adverse effect on our ability to effectively operate our business. During 2020, we implemented a significant reduction in workforce in response to adverse market conditions, which resulted in the departure of a number of employees who previously served us in customer service and sales roles. We are currently in litigation with certain former employees, whom we allege stole confidential information from us, breached duties of loyalty and conspired against the company and interfered with certain of our customer relationships. One former employee has asserted counterclaims alleging that he is entitled to commission payments and another employee has threatened to counterclaim alleging wrongful termination.

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

Obtaining a permit to own or operate a water treatment facility generally requires us to establish performance bonds, letters of credit or other forms of financial assurance to address clean up and closure obligations at our water treatment facilities. In particular, the North Dakota regulatory agencies require us to post performance bonds in connection with the operation of our water treatment facilities. As of December 31, 2021, we have posted performance bonds of $1.1 million (recorded within prepaid expenses and other on our Consolidated Balance Sheet). Additionally, in the future, regulatory agencies may require us to increase the amount of our closure bonds at existing water treatment facilities. We have accrued approximately $0.2 million within other noncurrent liabilities on our Consolidated Balance Sheet related to our contemplated future closure obligations of our water treatment facilities as of December 31, 2021. This amount was calculated by estimating the total amount of closure obligations and the dates at which such closures might occur and discounting this total estimated cost to calculate a present value. However, actual costs could exceed our current expectations, as a result of, among other things, federal, state or local government regulatory action, increased costs our service providers charge who assist in closing water treatment facilities, and additional environmental remediation requirements. In addition, such closures could occur sooner than estimated in our calculation of the liability for the closure obligations, which could result in the expense recognition being accelerated. Increased regulatory requirements regarding our existing or future water treatment facilities, including the requirement to pay increased closure and post-closure costs or to establish increased financial assurance for such activities could substantially increase our operating costs and cause our available cash that we have to distribute to our unitholders to decline.

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

In addition, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced by our customers or otherwise cause us to incur significant costs in preparing for or responding to those effects.

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

We cannot ensure that customers will continue to pay rates that generate acceptable margins for us. Our margins for Environmental Services could decrease if the volume of saltwater processed and disposed of by our customers’ decreases or if we are unable to increase the rates charged to correspond with increasing costs of operations. Our revenues and profitability for Inspection Services could decrease if the demand for our inspectors decreases, if our safety record declines, if we are unable to obtain affordable insurance, if we are unable to recruit and retain qualified inspectors, or if we are unable to increase the daily and hourly rates charged to correspond with any potential increase in costs of operations. In addition, new agreements for our services in these business segments may not be obtainable on terms acceptable to us or, if obtained, may not be obtained on terms favorably consistent with current practices, in which case our revenue and profitability could decline. We also cannot ensure that the parties from whom we lease, license, or otherwise occupy the land on which certain of our facilities are situated, or the parties from whom we lease certain of our equipment, will renew our current leases, licenses, or other occupancy agreements upon their expiration on commercially reasonable terms or at all. Any such failure to honor the terms of the leases or licenses or renew our current leases or licenses could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The delivery of our water and environmental services and products requires personnel with specialized skills and experience who can perform physically demanding work. The water treatment industry has experienced a high rate of employee turnover as a result of the volatility of the oilfield service industry and the demanding nature of the work, and workers may choose to pursue employment in fields that offer a less demanding work environment. In addition, Inspection Services segment is dependent on specialized inspectors, who must undergo specific training prior to performing services.

Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers is high, and the supply of skilled workers is limited. A significant increase in the wages paid by our competitors or the unionization of groups of our employees, could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Likewise, laws and regulations to which we are, or may in the future become subject, could increase our labor costs or subject us to liabilities to our employees. In addition, the customers of our Inspection Services segment could choose to hire our inspectors directly. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

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

Changes in price levels could significantly increase our expenses, which could adversely affect our business.

The operation of our business requires significant expenditures for labor and other services. Recent inflationary pressures in the U.S. could materially increase our expenses, and we may not be able to pass these increased costs to our customers in the form of higher fees for our services.

We may be adversely affected by uncertainty in the global financial markets and a worldwide economic downturn.

Our future results may be impacted by uncertainty caused by a worldwide economic downturn, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments. Additionally, credit market conditions may change, slowing our collection efforts as customers may experience increased difficulty in obtaining requisite financing, potentially leading to lost revenue and higher than normal accounts receivable. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer were to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense to us.

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

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. We are not an “accelerated filer” as defined in Rule 12b-2 of the Exchange Act, and therefore our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting.

Vaccine mandates proposed or implemented by federal, state or local governments could disrupt our operations, increase costs and adversely affect our business, financial condition, or results of operations.

On September 9, 2021, President Biden issued an executive order requiring all federal agencies to implement COVID-19 workplace safety guidance across numerous categories of federal contractors and contracts. These requirements include vaccinations, masking and physical distancing requirements. On November 4, 2021, the Occupational Safety and Health Administration issued an emergency temporary standard applicable to employers of 100 or more employees requiring employees to be fully vaccinated by January 4, 2022 or to participate in weekly testing for COVID-19 in lieu of vaccination. On January 13, 2022, the Supreme Court struck down the mandate for employers with at least 100 employees to require vaccinations or weekly testing of their employees, but other variations of the pursuit for vaccine mandates could resurface in the future, including laws passed by Congress. Alternative vaccine mandates or other requirements may be announced in jurisdictions in which we operate, by state or local governments or by the clients we serve. Complying with vaccine mandates may be costly and operationally complex. Additionally, competing and potentially conflicting laws and regulations regarding vaccine mandates and testing requirements could further complicate compliance. Such vaccination requirements may result in incremental employee turnover, recruiting challenges or additional costs, which could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2021, Holdings and its affiliates own an approximate 64% common unit interest in us and own and control our general partner and appoint all the officers and directors of our general partner. As of December 31, 2021, an affiliate of Holdings owns all of the preferred unit interests in us. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a fiduciary duty to manage our general partner in a manner that is in the best interests of its owner, Holdings. Conflicts of interest may arise between Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including Holdings, over the interests of our common unitholders. These conflicts include, among others, the following situations:

●	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80.0% of our then-outstanding common units;

●	neither our partnership agreement nor any other agreement requires Holdings to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Holdings to invest in competitors, pursue and grow particular markets, or undertake acquisition opportunities for itself. Holdings’ directors and officers have a fiduciary duty to make these decisions in the best interests of Holdings;

●	our general partner is allowed to take into account the interests of parties other than us, such as Holdings, in resolving conflicts of interest;

●	Holdings may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

●	our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

●	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

●	our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

●	expenditures, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus, and whether to set aside cash for future maintenance capital expenditures on certain of our assets that will need extensive repairs during their useful lives. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, and the amount of adjusted operating surplus generated in any given period;

●	our general partner will determine which costs incurred by it are reimbursable by us;

●	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

●	our partnership agreement permits us to classify up to $10.0 million as operating surplus, even if it is the surplus generated from asset sales, non-working capital borrowings, or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the incentive distribution rights;

●	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

●	our general partner intends to limit its liability regarding our contractual and other obligations;

●	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates;

●	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

●	our general partner may or may not provide financial support to the Partnership. They may also require compensation for financial support in the form of additional units, preferred equity, dividend reinvestment plan, and other mechanisms;

●	our general partner may decide to issue additional Partnership common units to the general public, thus diluting current unitholders’ ownership interests. This action could result in lower distributions to our common unitholders; and

●	our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

If at any time, our general partner and its affiliates own more than 80.0% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on unitholders’ investment. Unitholders may also incur a tax liability upon a sale of their units. As of April 8, 2022, Holdings and its affiliates own 64% of our common units.

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

Our partnership agreement requires that we distribute all of our available cash, as defined in the partnership agreement, to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings, or other debt to finance our growth strategy, would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

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

The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of April 8, 2022, Holdings and its affiliates own approximately 64% of our outstanding common units. Therefore, the unitholders will be unable initially to remove our general partner without its consent, because our general partner and its affiliates own sufficient units to be able to prevent its removal.

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

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests, except that, subject to certain limited exceptions, we will need the consent of 66 2/3% of the outstanding Series A Preferred Units representing limited partner interests in the Partnership (“Series A Preferred Units”) to issue any additional Series A Preferred Units or any class or series of partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, ranks equal to or senior to the Series A Preferred Units. Our Series A Preferred Units may be converted into common units at the then-applicable conversion rate. In addition, our Series A Preferred Units may be converted into common units on other terms negotiated by the conflicts committee of our board of directors. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal, or senior to, our common units as to distributions, or in liquidation, or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank, including in connection with a conversion of the Series A Preferred Units, will have the following effects:

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

As of December 31, 2021, Holdings held 6,957,349 common units. Additionally, we have agreed to provide Holdings with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

As of December 31, 2021, there are only 4,452,745 publicly traded common units held by public unitholders. As of December 31, 2021, Holdings held 6,957,349 common units representing an aggregate 56% of our common units. The lack of liquidity in the trading market for our common units may result in wide bid-ask spreads, which could result in significant fluctuations in the market price of our common units and limit the number of investors who are able to buy our common units. In addition, our Series A Preferred Units may be converted into common units at the then-applicable conversion rate.

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

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders could be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible, in certain circumstances, for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business, or a change in current law, could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently at 21.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to a unitholder. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder could be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there could be a material reduction in the anticipated cash flow and after-tax return to our unitholders.

In addition, we may decide to elect to be treated as a corporation for federal income tax purposes if we determine the costs of being treated as a partnership outweigh the benefits. The costs of being treated as a partnership for tax purposes include the additional complexity for investors in preparing their tax returns, the continued lower demand for and reduced liquidity of our common units resulting from decreased interest in investing in publicly traded partnerships, and the additional professional fees we incur in complying with the requirements of being treated as a partnership.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. We employ inspectors who work in many different state and local jurisdictions. Compensation practices vary due to local market conditions and customer demands. The IRS or state taxing authorities could also adopt positions different than the positions we take on such matters as the attribution of taxable income among states (both for our income and the income of our employees), the determination of which types of payments to our employees are taxable and which are not (for example, there is a longstanding industry practice whereby inspectors are provided with fixed reimbursements based on estimates of their out-of-pocket expenditures, and inspectors may receive per diem payments for travel away from their homes), the allocation of shared expenses among affiliated entities, and other matters that require judgment in the interpretation of tax laws and regulations. In addition, rules and regulations by federal, state, and local taxing authorities evolve over time. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on our financial position and results of operations, the market for our common units, and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner, because the costs will reduce our cash available for distribution to our unitholders and for incentive distributions to our general partner.

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

We may decide to elect to be treated as a corporation for federal income tax purposes.

We may decide to elect to be treated as a corporation for federal income tax purposes if we determine the costs of being treated as a partnership outweigh the benefits. The costs of being treated as a partnership for tax purposes include the additional complexity for investors in preparing their tax returns, the continued lower demand for and reduced liquidity of our common units resulting from decreased interest in investing in publicly traded partnerships, and the additional professional fees we incur in complying with the tax requirements of being treated as a partnership.

In the event we were to be unable to fully repay a debt obligation, unitholders could be allocated cancellation of indebtedness income.

In general, absent an exception, unitholders will be allocated cancellation of indebtedness income for U.S. federal income tax purposes if we satisfy a debt obligation for total consideration less than the amount of such debt obligation. This income would represent ordinary income to the unitholders. Each unitholder has his or her own individual circumstances and may not be able to apply certain statutory or judicial exceptions to limit the amount of cancellation of indebtedness income required to include in his or her income or apply losses to otherwise offset such cancellation of indebtedness income.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns, and pay tax on their share of our taxable income. Upon the sale, exchange or other disposition of a common unit by a non-U.S. person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange, or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to non-U.S. persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of our common units occurring before January 1, 2023. Tax-exempt entities and Non-U.S. persons should consult their tax advisor before investing in our common units.

Some of our activities may not generate qualifying income, and we conduct these activities in separate subsidiaries that are treated as corporations for U.S. federal income tax purposes. Corporate U.S. federal income taxes paid by these subsidiaries reduce our cash available for distribution.

In order to maintain our status as a partnership for U.S. federal income tax purposes, 90% or more of our gross income in each tax year must be qualifying income under Section 7704 of the Internal Revenue Code. To ensure that 90% or more of our gross income in each tax year is qualifying income, through December 31, 2021 we conducted the portions of our business unrelated to these operations in separate subsidiaries that are treated as corporations for U.S. federal income tax purposes. Such corporate subsidiaries are subject to corporate-level tax, which reduces the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that any corporate subsidiary has more tax liability than we anticipate, or legislation were enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.

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

In addition to U.S. federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now, or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property or conduct business in many states, most of which impose an income tax on individuals, corporations, and other entities. If we make acquisitions, or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all federal, state, and local tax returns. Unitholders should consult their tax advisors.

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

We lease general office space at our corporate headquarters located at 5727 S. Lewis Ave., Suite 300, Tulsa, Oklahoma 74105. The lease expires in November of 2024, unless terminated earlier under certain circumstances specified in our lease. We also lease office space in Houston, Texas, primarily for business development purposes. This lease expired in March of 2022 and we are considering whether to renew the lease or to move to a different location.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13 to our Consolidated Financial Statements included in “Item 8. – Financial Statement and Supplementary Data.” for information regarding our legal proceedings as of December 31, 2021.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the symbol “CELP.”

On June 30, 2021 the closing price for the common units was $2.42 per unit and there were approximately 4,200 unitholders of record and beneficial owners (held in street name) of the Partnership’s common units. We issued approximately 11,000 federal K-1s to unitholders of record for 2021.

On May 29, 2018 we issued and sold in a private placement 5,769,231 Series A Preferred Units representing limited partner interests in the Partnership (the “Preferred Units”) for a cash purchase price of $7.54 per Preferred Unit, resulting in gross proceeds of $43.5 million. The owner of the Preferred Units is entitled to receive quarterly distributions that represent an annual return of 9.5% (which amounts to $4.1 million per year).

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

In July 2020, in light of the market conditions, we made the difficult decision to suspend payment of common unit distributions. This has enabled us to retain more cash to manage our financing needs during these challenging market conditions. As amended in 2021, our revolving credit facility contains significant limitations on our ability to pay cash distributions. We may only pay the following cash distributions:

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

As described above, our revolving credit facility, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on common and preferred units.

Series A Preferred Units

As of April 8, 2022, we had 5,769,231 Series A Preferred Units outstanding. Until the conversion of the Series A Preferred Units into common units or their redemption, holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions equal to 9.5% per annum plus accrued and unpaid distributions. We cannot redeem, repurchase or pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions.

As described above, our revolving credit facility, as amended in 2021, contains significant restrictions on our ability to pay cash distributions on common and preferred units.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” for information regarding our equity compensation plans as of December 31, 2021.

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

Reconciliation of Net (Loss) Income to Adjusted EBITDA and Distributable Cash Flow

	Years ended December 31,
	2021	2020	2019
		(in thousands)

Net (loss) income	$(12,079)	$(366)	$17,424
Add:
Interest expense	3,601	3,959	5,249
Depreciation, amortization and accretion	4,721	4,775	4,453
Income tax expense	40	482	2,182
Equity-based compensation	1,152	961	1,107
Impairments	881	—	—
Foreign currency losses	16	—	—
Discontinued operations (a)	1,609	1,169	1,237
Less:
Foreign currency gains	—	107	222
Adjusted EBITDA	$(59)	$10,873	$31,430

Adjusted EBITDA attributable to noncontrolling interests	(715)	1,588	1,976
Adjusted EBITDA attributable to limited partners	$656	$9,285	$29,454

Less:
Preferred unit distributions paid or accrued	4,133	4,133	4,133
Cash interest paid, cash taxes paid, and maintenance capital expenditures	3,863	5,394	7,238
Distributable cash flow	$(7,340)	$(242)	$18,083

(a)	Amounts include net loss on asset disposals, depreciation, amortization, and accretion expense, interest expense, and income tax expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

Reconciliation of Net (Loss) Income Attributable to Limited Partners to Adjusted EBITDA Attributable to Limited Partners and Distributable Cash Flow

	Years ended December 31,
	2021	2020	2019
		(in thousands)

Net (loss) income attributable to limited partners	$(10,599)	$(1,415)	$16,014
Add:
Interest expense	3,601	3,959	5,249
Depreciation, amortization and accretion	4,721	4,775	4,453
Income tax expense	40	482	2,182
Equity-based compensation	1,152	961	1,107
Impairments	881	—	—
Foreign currency losses	16	—	—
Discontinued operations (a)	844	630	671
Less:
Foreign currency gains	—	107	222
Adjusted EBITDA attributable to limited partners	$656	$9,285	$29,454

Less:
Preferred unit distributions paid or accrued	4,133	4,133	4,133
Cash interest paid, cash taxes paid, and maintenance capital expenditures	3,863	5,394	7,238
Distributable cash flow	$(7,340)	$(242)	$18,083

(a)	Amounts include net loss on asset disposals, depreciation, amortization, and accretion expense, interest expense, and income tax expenses attributable to limited partners that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA and Distributable Cash Flow

	Years ended December 31,
	2021	2020	2019
		(in thousands)

Cash flows provided by operating activities	$3,317	$27,922	$18,179
Changes in trade accounts receivable, net	(4,512)	(30,481)	1,940
Changes in prepaid expenses and other	(409)	897	(142)
Changes in accounts payable and accounts payable - affiliates	64	366	4,546
Changes in accrued payroll and other	(499)	9,614	(2,008)
Change in income taxes payable	213	747	(336)
Interest expense (excluding non-cash interest)	2,646	3,379	4,716
Income tax expense (excluding deferred tax benefit)	40	482	2,218
Bad debt expense, net of recoveries	29	(470)	(63)
Gain on litigation settlement	—	—	1,254
Loss on sale of accounts receivable	—	—	(515)
Other	(14)	(44)	138
Discontinued operations (a)	(934)	(1,539)	1,503
Adjusted EBITDA	$(59)	$10,873	$31,430

Adjusted EBITDA attributable to noncontrolling interests	(715)	1,588	1,976
Adjusted EBITDA attributable to limited partners	$656	$9,285	$29,454

Less:
Preferred unit distributions paid or accrued	4,133	4,133	4,133
Cash interest paid, cash taxes paid, maintenance capital expenditures	3,863	5,394	7,238
Distributable cash flow	$(7,340)	$(242)	$18,083

(a)	Amounts include changes in working capital, interest expense, income tax expenses, and other amounts that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.

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

Overview

We are a master limited partnership formed in September 2013. We offer essential services that help protect the environment and ensure sustainability. We provide a wide range of environmental services including independent inspection, integrity, and support services for pipeline and energy infrastructure owners and operators and public utilities. We also provide water pipelines, hydrocarbon recovery, disposal, and water treatment services. The Inspection Services segment comprises the operations of our TIR Entities. We also provide water treatment and other water and environmental services to U.S. onshore oil and natural gas producers and trucking companies through our Environmental Services segment. We operate nine (eight wholly-owned) water treatment facilities, all of which are in the Bakken Shale region of the Williston Basin in North Dakota. We also have a management agreement in place to provide staffing and management services to one 25%-owned water treatment facility in the Bakken Shale region. In all of our business segments, we work closely with our customers to help them comply with increasingly complex and strict environmental and safety rules and regulations applicable to production and pipeline operations, assisting in reducing their operating costs.

How We Generate Revenue

The Inspection Services segment generates revenue primarily by providing essential environmental services, including inspection and integrity services on a variety of infrastructure assets such as midstream pipelines, gathering systems, and distribution systems. Services include nondestructive examination, in-line inspection support, pig tracking, data gathering, and supervision of third-party contractors. Our revenues in this segment are driven primarily by the number of inspectors that perform services for our customers and the fees that we charge for those services, which depend on the type, skills, technology, equipment, and number of inspectors used on a particular project, the nature of the project, and the duration of the project. The number of inspectors engaged on projects is driven by customer schedules, the type of project, prevailing market rates, the age and condition of customers’ assets including pipelines, gas plants, compression stations, storage facilities, and gathering and distribution systems including the legal and regulatory requirements relating to the inspection and maintenance of those assets. We also bill our customers for per diem charges, mileage, and other reimbursement items. Revenue and costs in this segment are subject to seasonal variations and interim activity may not be indicative of yearly activity, considering many of our customers develop yearly operating budgets and enter into contracts with us during the winter season for work to be performed during the remainder of the year. Additionally, inspection work throughout the United States during the winter months (especially in the northern states) may be hampered or delayed due to inclement weather.

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

Approximately 9%, 3%, and 6% of our Environmental Services segment revenue in 2021, 2020, and 2019, respectively, was derived from sales of residual oil recovered during the water treatment process. Our ability to recover residual oil is dependent upon the oil content in the water we treat, which is, among other things, a function of water type, chemistry, source, and temperature. Generally, where outside temperatures are lower, oil separation is more difficult. Thus, our residual oil recovery during the winter season is lower than our recovery during the summer season. Additionally, residual oil content will decrease if, among other things, producers begin recovering higher levels of residual oil in saltwater prior to delivering such saltwater to us for treatment.

Operating Expenses

The primary components of our operating expenses include cost of services, general and administrative expense, and depreciation, amortization and accretion.

Costs of services. Employee-related costs and reimbursable expenses are the primary cost of services components in the Inspection Services segment. These expenses fluctuate based on the number, type, and location of projects on which we are engaged at any given time. Repair and maintenance costs, employee-related costs, residual oil disposal costs, and utility expenses are the primary cost of services components in the Environmental Services segment. Certain of these expenses remain relatively stable with fluctuations in the volume of water processed (although certain expenses, such as utilities, vary based on the volume of water processed). Maintenance expenses fluctuate depending on the timing of maintenance needs.

General and administrative. General and administrative expenses include compensation and related costs of employees performing general and administrative functions, general office expenses, insurance, legal and other professional fees, software, travel and promotion, and other expenses.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense primarily consists of the decrease in value of assets as a result of using the assets over their estimated useful life. Depreciation and amortization are recorded on a straight-line basis. We estimate that our assets have useful lives ranging from 3 to 39 years. The fixed assets of our Environmental Services segment constituted approximately 83% of the net book value of our consolidated fixed assets as of December 31, 2021.

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

Adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures provide useful information to investors in assessing our financial condition and results of operations. Net (loss) income is the GAAP measure most directly comparable to Adjusted EBITDA. The GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measures. Each of these non-GAAP financial measures has important limitations as an analytical tool because it excludes some, but not all, of the items that affect the most directly comparable GAAP financial measure. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For a further discussion of the non-GAAP financial measures of Adjusted EBITDA and reconciliation of that measure to their most comparable financial measures calculated and presented in accordance with GAAP, please read “Item 6 — Selected Financial Data — Non-GAAP Financial Measures.”

Overview and Outlook

Financing

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks (the “Lenders”). The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement matures on May 31, 2022. Outstanding borrowings were $54.2 million at December 31, 2021. Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern. In addition, the audit report from our independent registered public accounting firm on the financial statements in this Annual Report contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.  Under the Credit Agreement we are responsible for certain Lender-mandated legal and financial advisor fees, and our total payments to legal and financial advisors related to this process have exceeded $2 million dollars.

It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt, which is $58.1 million as of April 14, 2022.

We believe that we and the Lenders are aligned on the importance of business continuity and normal operations to ensure ongoing reliable service to our customers.

It is possible that any future financing arrangements could further reduce our borrowing capacity, further limit our payment of distributions, or add other new restrictions, which could further limit our ability to borrow for working capital to fund revenue growth and/or capital expenditures. Future financing arrangements could also result in increased interest rates and fees.

Overall Business

Our financial results declined in 2021 and 2020 following our best year in 2019. Beginning in March 2020 our financial results were adversely affected by a significant decline in oil prices, which was driven in part by increased supply from Russia, Saudi Arabia, and other oil-producing nations as a result of a price war and in part by a significant decrease in demand as a result of the COVID-19 pandemic. The combination of these events led many of our customers to cancel planned construction projects and to defer regular maintenance projects when possible. The effects of these events placed significant financial pressures on the vast majority of our customers to reduce costs, which led some of our customers to aggressively pursue pricing concessions. We value our long-term customer relationships and worked closely with them to address this reality, which in turn required us to modify what pay we could offer to our valued inspectors. Despite the COVID-19 pandemic, we continued our field operations without any significant disruption in our service to our customers .

Previously, OPEC started a price war for market share in November 2014 that led to a downturn that lasted through 2017. The industry, our customers, and we benefitted from a rebound in 2018 and 2019. In the years leading into 2020, many companies had been active in constructing new energy infrastructure, such as pipelines, gas plants, compression stations, pumping stations, and storage facilities, which afforded us the opportunity to provide our inspection and integrity services on these projects. The commodity price decline in 2020 led our customers to change their budgets and plans, and to decrease their spending on capital expenditures. This, in turn, had an impact on regular maintenance work and the construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. The volatility in crude oil prices is illustrated in the chart below, which shows the average monthly spot price for West Texas Intermediate crude oil from 2018 through 2021:

Recognizing the impact of the COVID-19 pandemic, we took swift and decisive actions in 2020 to reduce overhead and other costs through a combination of temporary salary reductions, reductions in workforce, and other cost-cutting measures. We elected to defer some discretionary capital expenditures and we remained focused on opportunities to reduce our working capital needs. In early 2021, we took additional actions to further reduce our costs with some additional reductions in workforce. These actions have significantly lowered our general and administrative costs. While reducing certain costs, we have also made investments in personnel in our account management and business development teams, to position ourselves to take advantage of the market’s eventual recovery. In addition, the challenging market conditions notwithstanding, in May 2021 we prospectively restored the salaries of certain key employees that had accepted temporary salary reductions in 2020. In October 2021, we decided to wind down our survey service line, which represented less than 1% of the total revenues of the Inspection Services segment during 2021.

In light of the adverse market conditions, we made the difficult decision in July 2020 to suspend payment of common unit distributions. This has enabled us to retain more cash to manage our working capital and financing requirements during these challenging market conditions. Our credit facility, as amended in 2021, contains significant restrictions on our ability to pay cash distributions to common and preferred unitholders. As a result, we expect to use cash generated from operations for working capital needs including restructuring expenses.

The vaccination process for COVID-19 has progressed, which has likely been a leading factor in the recovery in demand for crude oil. Crude oil prices rose again after the invasion of Ukraine by Russia and the sanctions imposed on Russia by various countries in response to the invasion. The price of crude oil increased in 2021 and early 2022, with the average daily spot price for West Texas Intermediate crude oil increasing from $48.35 per barrel at December 31, 2020 to $100.53 per barrel at March 31, 2022. We expect that a sustained increase in crude oil prices would lead customers to increase their maintenance and capital spending plans, although to this point, customers have been slow to increase activity. We continue to focus on winning new customers while supporting our existing customers.

Sales and business development continue to be among our top priorities, and we continue to bid on projects with both existing and prospective new customers. Despite the increase in commodity prices, most customers have not yet announced significant new construction projects. Our customers continue to evaluate the changing circumstances in the market. We have continued to invest in talent in the areas of account management and business development. These business development efforts have not led to our winning any significant new customers in the first three months of 2022.

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

In 2018, Holdings completed an acquisition to further broaden our collective suite of environmental services. This acquisition provided entry into the municipal water industry, whereby we can offer our traditional inspection services, including corrosion and nondestructive testing services, as well as in-line inspection (“ILI”). Holdings’ next generation 5G ultra high-resolution magnetic flux leakage (“MFL”) ILI technology called EcoVision™ UHD, is capable of helping pipeline owners and operators better manage the integrity of their pipeline assets in both the municipal water and energy industries. Holdings has been investing in building tools to serve oil and gas pipelines of various sizes. At some point in the future, this business may be offered to the Partnership when appropriate. We do not expect to acquire this business in the near term, although we continue to use our affiliation with this business as a cross-selling opportunity for our services.

Our parent company’s ownership interests continue to remain fully aligned with our unitholders, as our General Partner and insiders collectively own 76% of our total common and preferred units.

As part of our efforts to reduce our outstanding debt and working capital needs, we will consider asset sales, which could result in impairments to long-lived assets in future periods. In September 2021, we discontinued the operations of our Pipeline & Process Services segment, which is now reported within discontinued operations in the accompanying Consolidated Financial Statements. In the fourth quarter of 2021, we wound down our survey service line, which represented less than 1% of the total revenues of the Inspection Services segment during 2021.

We have been treated as a partnership for federal and state income tax purposes through December 31, 2021. We are considering whether to continue to be treated as a partnership for this purpose or whether to elect to be treated as a corporation for federal and state income tax purposes effective January 1, 2022. In making this decision, we will weigh the benefits of being treated as a partnership for tax purposes against the costs. The costs of being treated as a partnership for tax purposes include the additional complexity for investors in preparing their tax returns, the continued lower demand for and reduced liquidity of our common units resulting from decreased interest in investing in publicly traded partnerships, and the additional professional fees we incur in complying with the tax requirements of a partnership.

Inspection Services

Revenues of our Inspection Services segment decreased from $181.5 million during 2020 to $113.0 million during 2021, a decrease of 38%. Gross margins in this segment decreased from $19.8 million during 2020 to $13.0 million during 2021, a decrease of 34%. At the end of the first quarter of 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to reduce their spending on capital expenditures and maintenance projects. Most projects that were already in process continued, despite the COVID-19 pandemic. However, many customers announced reductions in their capital expansion budgets and deferrals of planned construction projects, which significantly reduced our opportunities to generate revenue from inspection services. The lower level of activity continued into 2021, and many of our customers have not yet resumed significant spending on capital expansion.

The macroeconomic fundamentals have strengthened recently with a recovery in demand for oil, natural gas, and refined products. The development by our customers of large expansion projects typically lags behind increases in commodity prices, due to the time required to plan, permit, and initiate large-scale projects.

In 2021, a large majority of our revenues were generated from services to utility customers and maintenance services to our customers in the energy industry, rather than from new construction projects. Services to public utility customers represented over 50% of the Inspection Services segment’s revenues in 2021. Average headcount of the Inspection Segment was 436 in January 2021, peaked at 481 in July 2021, and fell to 391 in December 2021, consistent with the customary seasonal cycle.

We continue to bid on new inspection opportunities. We operate in a very large market, with more than 3,000 customer prospects who require federally and/or state-mandated inspection and integrity services. Our focus remains on maintenance and integrity work on existing pipelines, as well as work on new projects.

In January 2022, we made significant changes to our inspector remuneration programs to address longstanding industry practices whereby (i) inspectors are provided with fixed reimbursements based on estimates of their out-of-pocket expenditures and (ii) many inspectors are paid on day rates. We completed our process of converting all inspectors from day rates to hourly rates. We also significantly reduced fixed expense reimbursements to our inspectors and added a variety of new benefits, including increased hourly wages, a 401(k) match, retention bonuses, and subsidized health, dental, vision, and life insurance. These changes were designed to give each inspector the same or greater remuneration as they were previously receiving. While some inspectors welcomed these changes, other inspectors preferred the old pay practices, and approximately 20% of our inspectors chose to switch to other providers in early 2022. This may give us a competitive disadvantage in recruiting and retaining inspectors, since many competitors still operate under the old pay practices.

Certain of our current and former inspectors who were compensated on a day rate have filed lawsuits and arbitration claims against us, alleging that they were entitled to hourly wages with overtime under the Fair Labor Standards Act. Such inspectors have, in certain circumstances, also sued our customers, asserting that the customers were co-employers, and certain of those customers have made indemnification claims against us related to such litigation. Many of our competitors are experiencing similar claims, and at least one of our competitors has entered into a settlement agreement with the Department of Labor involving the payment of significant fees. The strategies of the plaintiffs’ counsel have continued to evolve. We incurred $1.9 million of legal fees during 2021 and we have spent a significant amount of time defending against these claims. These costs include defending numerous arbitration claims from individual inspectors, defending our rights to enforce the arbitration provisions in employment agreements with inspectors, assisting customers in their defense of the claims, and monitoring various lawsuits unrelated to us that could create precedents that could affect the claims against us and our customers. In early 2022 we agreed to settle 64 of these claims for a combined amount of approximately $1.0 million, to be paid in installments during 2022. The settlement covers most of the claims where we have been sued directly, but we expect to continue to incur significant legal costs to defend suits that have been filed against our customers, as our customers have pursued or could pursue indemnity claims against us if they incur losses related to these claims. We could incur significant additional costs associated with future settlements, including costs associated with indemnification claims from customers. Our insurance policies generally do not offer coverage to us for these types of claims.

Environmental Services

Revenues of our Environmental Services segment decreased from $5.8 million in 2020 to $4.3 million in 2021, a decrease of 25%. The decrease was primarily due to a decrease of 2.7 million barrels of water processed in 2021 compared to 2020. The decrease in volume resulted primarily from the fact that, during late 2020, the largest customer of one of our highest-volume facilities notified us of its decision to build its own facility and began sending most of its water to that facility in February 2021. Gross margins in this segment decreased from $3.7 million in 2020 to $2.6 million in 2021, a decrease of 32%. The decrease in gross margin was due to a $1.4 million decrease in revenue, partially offset by a $0.2 million decrease in cost of services.

Low commodity prices, an excess of supply, and low demand led to a significant reduction in activity by producers in North Dakota beginning in March 2020. Bakken Clearbrook oil pricing was under intense pressure during 2020, along with WTI oil prices. WTI oil prices, which were at $61.14 at December 31, 2019, decreased in January and February 2020, decreased even more sharply in March and April 2020, gradually increased to $40 per barrel in early July, and begin increasing in December to $48.35 at December 31, 2020. Pipeline capacity and storage constraints also adversely affected this market. Several prominent exploration and production customers elected to shut in their production instead of selling oil at the low market prices. According to a published rig count as of December 31, 2020, the Williston basin of the Bakken totaled 11 rigs, down 82% from its peak in 2019 of 61 rigs.

WTI prices recovered in 2021, increasing to $75.33 per barrel at December 31, 2021, and increasing further to $100.53 per barrel at March 31, 2022. According to a published rig count, the number of rigs in the Williston basis increased to 27 at December 31, 2021 and increased further to 33 at March 31, 2022. Our opportunity to receive significant increases in the volume of flowback water depends on whether new drilling activity occurs close enough to the location of our facilities.

Although market conditions have been challenging, we have benefitted from the fact that 98% of our water in 2021 was produced water from existing wells (rather than flowback water from new wells) and 54% of our water in 2021 was from pipelines. We took steps to reduce our operating costs, including the temporary closure during the second quarter of 2020 of several of our facilities. We have since reopened these facilities after market conditions improved. In 2020 we completed a new contract with a public energy company to connect its pipeline to one of our water treatment facilities. This facility began receiving volumes from the pipeline in October 2020.

We generate a portion of our revenue from a contract to operate a facility that we own a 25% interest in. The majority owner of the facility has notified us of its intention to reopen negotiations over the pricing of this contract when the contract expires in November 2022. We generated $0.6 million of revenue from this contract in 2021.

In March 2022, we determined that we needed to cease operations at one of our facilities until the underground tubing is replaced, which we estimate would cost approximately $0.2 million. This facility generated $0.6 million of revenue in 2021.

In July 2020, in relation to an ongoing lawsuit challenging various federal authorizations for the Dakota Access Pipeline (“DAPL”), the U.S. District Court for the District of Columbia (“D.C. District Court”) issued an order vacating an easement granted by the U.S. Army Corps of Engineers (“Army Corps”) and directing the DAPL to be shut down and drained of oil by August 5, 2020. The U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) issued a stay of the order to shut down the DAPL on August 5, 2020. Subsequently, the D.C. Circuit issued an opinion upholding the D.C. District Court’s decision to vacate the easement on the merits, but allowing the DAPL to continue operating while the Army Corps completes an environmental impact statement (“EIS”) as required under the National Environmental Policy Act. The plaintiffs in the case sought another injunction against the DAPL’s continued operation, which was denied by the D.C. District Court on May 21, 2021. The Army Corps is expected to complete the required EIS in the fall of 2022. The DAPL transports approximately 40% of the crude oil that is produced in the Bakken region. The closure of the pipeline would likely have an adverse effect on overall production in the Bakken, which would likely reduce the volume of water delivered to our facilities. In addition, the uncertainty associated with current and possible future litigation may reduce E&P companies’ incentive to invest in new production in the Bakken.

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

In the fourth quarter of 2021, the near-term outlook for one of our water treatment facilities declined, due primarily to the fact that its primary customer built a competing facility, and a planned new customer did not deliver the volume of water that we expected. We considered these developments to be potential indicators of impairment and therefore performed a property and equipment impairment analysis for this water treatment facility as of December 31, 2021. We estimated the fair value of this water treatment facility utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Based on the results of this property and equipment impairment analysis, we recorded an impairment of $0.9 million to the property and equipment and the lease assets of this water treatment facility in the fourth quarter of 2021, which reduced the book value of the property and equipment of this facility to a nominal amount.

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

Identifiable Intangible Assets

Our recorded net identifiable intangible assets of $13.0 million and $15.1 million at December 31, 2021 and 2020, respectively, consist primarily of customer relationships and trademarks and trade names, amortized on a straight-line basis over estimated useful lives ranging from 5 – 20 years. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is the period over which the asset is expected to contribute directly or indirectly to our future cash flows. We have no indefinite-lived intangibles other than goodwill. The determination of the fair value of the intangible assets and the estimated useful lives are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, such as the income approach or the cost approach, (2) our expected use of the asset, (3) the expected useful life of related assets, (4) any legal, regulatory, or contractual provisions, including renewal or extension periods that would cause substantial costs or modifications to existing agreements, and (5) the effects of demand, competition, and other economic factors. Should any of the underlying assumptions indicate that the value of the intangible assets might be impaired, we may be required to reduce the carrying value and/or subsequent useful life of the asset. If the underlying assumptions governing the amortization of an intangible asset were later determined to have significantly changed, we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Any write-down of the value or unfavorable change in the useful life of an intangible asset would increase expense at that time.

Goodwill

We have $50.4 million of goodwill on our Consolidated Balance Sheet at December 31, 2021. Of this amount, $40.3 million relates to the Inspection Services segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily by the manner in which the business is managed or operated. We have determined that our Inspection Services and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

Crude oil prices decreased significantly in 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic. This decline in oil prices led many of our customers to change their budgets and plans, which resulted in reduced spending on drilling, completions, and exploration. This had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity has also adversely effected the midstream industry and has led to delays and cancellations of projects. Such developments reduced our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position.

Inspection Services

We completed our annual goodwill impairment assessment as of November 1, 2021 and concluded the $40.3 million of goodwill of the Inspection Services segment was not impaired. Our evaluations included various qualitative and corroborating quantitative factors, including current and projected earnings and current customer relationships and projects, and a comparison of our enterprise value to the sum of the estimated fair values of our business segments. The qualitative and supporting quantitative assessments on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from the assumptions and estimates we used in our analyses could have resulted in the requirement to perform further quantitative goodwill impairment analyses as of November 1, 2021.

Between November 1, 2021 and December 31, 2021, our near-term outlook for the Inspection Services segment declined for the following reasons:

●	We began to implement significant changes to our inspector remuneration programs to address longstanding industry practices whereby (i) inspectors are provided with fixed reimbursements based on estimates of their out-of-pocket expenditures and (ii) many inspectors are paid on day rates. We completed our process of converting all inspectors from day rates to hourly rates. We also significantly reduced fixed expense reimbursements to our inspectors and added a variety of new benefits, including increased hourly wages, a 401(k) match, retention bonuses, and subsidized health, dental, vision, and life insurance. These changes were designed to give each inspector the same or greater remuneration as they were previously receiving. While some inspectors welcomed these changes, other inspectors preferred the old pay practices, and approximately 20% of our inspectors chose to switch to other providers in early 2022.

●	We operate in a large market with many potential future customers that we do not currently serve, and we have invested heavily in business development efforts. These efforts did not lead to any significant new customer wins during November or December 2021.

We considered these developments to be potential indicators of impairment and therefore performed a quantitative goodwill impairment analysis as of December 31, 2021. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. We estimated revenues and costs for a period of 9 years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We assumed that a hypothetical buyer would expect to benefit from revenue growth opportunities, both from new customers as a result of business development efforts and from existing customers as a result of an assumed recovery in market activity. We discounted these estimated future cash flows at a rate of 15%. We assumed that a hypothetical buyer would be a private company that would be subject to income taxes but that could obtain savings in general and administrative expenses from the elimination of certain expenses associated with being a publicly traded entity. Based on this quantitative analysis, we concluded that the goodwill of the Inspection Services segment was not impaired at December 31, 2021. Our analysis indicated that the fair value of the reporting unit of the Inspection Services segment exceeded its book value by 4% at December 31, 2021. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record a goodwill impairment. For example, a 1% increase to the discount rate would have resulted in the need to record a goodwill impairment.

Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside of our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include, but are not limited to, an increase or decrease in new construction projects, commodity prices, operating costs, interest rates, and cost of capital. While we believe we have made reasonable estimates and assumptions to estimate the fair value of the Inspection Services segment based on information available as of December 31, 2021, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future.

Subsequent to December 31, 2021, the following events occurred:

●	We learned in March 2022 that we did not win our bid to provide inspection services on a large project in a new service line with an existing customer. We previously believed we had a good chance of winning this bid.

●	Our nondestructive examination service line did not win any significant new revenue in the first three months of 2022 and its activity remains below the level estimated in our December 31, 2021 goodwill impairment analysis.

●	We did not win any significant new bids for services to new customers in the first three months of 2022.

●	Our competitors continue to pursue recruitment of our inspectors, using aggressive non-taxable pay packages.

Due to these recent developments, it is likely that we will need to perform an interim goodwill impairment assessment for the Inspection Services segment as of March 31, 2022 and it is reasonably possible that we will conclude that the goodwill of the Inspection Services segment is impaired as of March 31, 2022.

Environmental Services

We completed our annual goodwill impairment assessment as of November 1, 2021 and concluded that the $10.1 million of goodwill of the Environmental Services segment was not impaired. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Since the volume of water we receive at our facilities is heavily influenced by the extent of exploration and production in the areas near our facilities, and since exploration and production is in turn heavily influenced by crude oil prices, we estimated future revenues by reference to crude prices in the forward markets. We used a forward price curve that reflects in the West Texas Intermediate (“WTI”) crude price each month, with the price remaining around $71 - $84 per barrel through January 2023 and declining to $57.49 per barrel in January 2032. We estimated future operating costs by reference to historical per-barrel costs and estimated future volumes. We estimated revenues and costs for a period of approximately 10 years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We discounted these estimated future cash flows at a rate of 13.5%. We assumed that a hypothetical buyer would be a partnership that is not subject to income taxes and that could obtain savings in general and administrative expenses through synergies with its other operations. Based on this quantitative analysis, we concluded that the goodwill of the Environmental Services segment was not impaired. Our analysis indicated that the fair value of the reporting unit of the Environmental Services segment exceeded its book value by 13% at November 1, 2021. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record a goodwill impairment. For example, a 1% increase in the discount rate would have reduced the estimated fair value to 9% in excess of its book value at November 1, 2021.

Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside of our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include, but are not limited to, commodity prices, operating costs, interest rates, and cost of capital. Our water treatment facilities are concentrated in one basin, and changes in oil and gas production in that basin could have a significant impact on the profitability of the Environmental Services segment. While we believe we have made reasonable estimates and assumptions to estimate the fair values of the Environmental Services segment, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. Such changes could include, among others, a slower recovery in demand for petroleum products than assumed in our projections, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore decrease the value of) estimated future cash flows.

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on this accounting guidance, our revenue is earned and recognized through the service offerings of our two reportable business segments. Our sales contracts have terms of less than one year. As such, we have used the practical expedient contained within the accounting guidance which exempts us from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. We apply judgment in determining whether we are the principal or the agent in instances where we utilize subcontractors to perform all or a portion of the work under our contracts. Based on the criteria in ASC 606, we have determined we are principal in all such circumstances, with the exception of $0.2 million of revenue and $0.2 million of associated costs, which are presented net in revenue, subcontracted to an affiliated entity for which we determined we were an agent during 2021.

In 2021 and 2020, we recognized $0.2 million and $0.3 million of revenue within our Inspection Services segment, respectively, on services performed in previous years. We had constrained recognition of this revenue until the expiration of a contract provision that had given the customer the opportunity to reopen negotiation of the fee paid for the services. As of December 31, 2021, and December 31, 2020, we recognized a refund liability of $0.2 million and $0.8 million within our Inspection Services segment, respectively, for revenue associated with such variable consideration. In addition, we have recorded other refund liabilities of $0.8 million and $0.8 million at December 31, 2021 and 2020, respectively.

Discontinued Operations

In September 2021, we discontinued the operations of Cypress Brown Integrity, LLC (“CBI”), which previously represented our Pipeline & Process Services segment. CBI provided customers with hydrotesting, chemical cleaning, drying, water treatment, nitrogen and other related services. CBI was located in Giddings, Texas and a plan of termination impacted approximately 18 employees. Our reasons for exiting the business included the decline in new pipeline construction projects and the inability to obtain more work directly with pipeline owners on maintenance projects, which led to operating losses in 2021. We have recast the financial information for all periods presented in these Consolidated Financial Statements to report the assets, liabilities, revenues, and expenses of CBI within discontinued operations.

In 2021, we recorded a loss of $1.9 million on the disposal of intangible assets associated with CBI. We sold the majority of CBI’s equipment and vehicles during 2021 and recorded gains of $1.0 million on these sales. In early 2022 we completed the sale of CBI’s remaining assets, including its real estate, and recorded a gain on sale of assets of $0.3 million in 2022. We recorded employee severance expenses of $0.1 million in 2021.

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

Consolidated Results of Operations – Cypress Environmental Partners, L.P.

The Consolidated Results of Operations and Segment Operating Results sections generally discuss 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in the Consolidated Results of Operations and Segment Operating Results sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidated Results of Operations

The following table compares the operating results of Cypress Environmental Partners, L.P. for the years ended December 31:

	2021	2020
	(in thousands)

Revenue	$117,317	$187,280
Costs of services	101,776	163,741
Gross margin	15,541	23,539

Operating costs and expense:
General and administrative	17,897	18,242
Depreciation, amortization and accretion	4,535	4,325
Impairments	881	—
Loss on asset disposals, net	32	5
Operating (loss) income	(7,804)	967

Other (expense) income:
Interest expense	(3,601)	(3,959)
Foreign currency (losses) gains	(16)	107
Other, net	2,024	530
Net loss before income tax expense	(9,397)	(2,355)
Income tax expense	40	482
Net loss from continuing operations	(9,437)	(2,837)
Net (loss) income from discontinued operations, net of tax	(2,642)	2,471
Net loss	$(12,079)	$(366)

Net loss from continuing operations	$(9,437)	$(2,837)
Net income attributable to noncontrolling interests - continuing operations	30	19
Net loss attributable to limited partners - continuing operations	(9,467)	(2,856)
Net (loss) income attributable to controlling interests - discontinued operations	(1,132)	1,441
Net loss attributable to limited partners	$(10,599)	$(1,415)

Net loss attributable to limited partners - continuing operations	$(9,467)	$(2,856)
Net income attributable to preferred unitholder	4,133	4,133
Net loss attributable to common unitholders - continuing operations	(13,600)	(6,989)
Net (loss) income attributable to common unitholders - discontinued operations	(1,132)	1,441
Net loss attributable to common unitholders	$(14,732)	$(5,548)

See the detailed discussion of elements of operating income (loss) by reportable segment below. See also Note 14 to our Consolidated Financial Statements included in “Item 8. – Financial Statement and Supplementary Data.”

The following is a discussion of significant changes in the non-segment related corporate other income and expenses for the years ended December 31, 2021 and 2020.

General and administrative – corporate. General and administrative expense – corporate includes equity-based compensation expense for certain employees, certain administrative expenses not directly attributable to the operating segments, and certain administrative expenses that were previously allocated to the Pipeline & Process Services segment as indirect expenses, and which are now reported within “corporate” now that we have classified the Pipeline & Process Services segment as a discontinued operation. Consolidated general and administrative expense in 2021 included $0.5 million of advisory fees related to our analysis of our financing plans and negotiations with the lenders on our Credit Agreement. The Credit Agreement requires us to continue to retain advisors.

Interest expense. Interest expense primarily consists of interest on borrowings under our Credit Agreement, amortization of debt issuance costs, and unused commitment fees. Changes in interest expense resulted primarily from changes in the balance of outstanding debt, changes in interest rates, and changes in the amortization of debt issuance costs. During 2021, there was an increase in the amortization of debt issuance costs primarily due to an increase in debt issuance costs associated with the amendments of the Credit Agreement in 2021. During 2021 and 2020, the interest rate on our Credit Agreement floated based on LIBOR. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID-19 pandemic and the significant decline in the price of crude oil. In January, May, June, and September 2020, we repaid a combined $52.0 million on the Credit Agreement. The average debt balance outstanding and average interest rates are summarized in the table below:

	Average	Average
Year Ended	Debt Balance	Interest
December 31	Outstanding	Rate
	(in thousands)

2021	55,326	4.69%
2020	80,763	4.03%

Foreign currency gain (losses). Our Canadian subsidiary has certain intercompany payables to our U.S.-based subsidiaries. Such intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency (losses) gains in our Consolidated Statements of Operations. The net foreign currency gains during 2020 resulted from the appreciation of the Canadian dollar relative to the U.S. dollar. The net foreign currency loss in 2021 resulted from the depreciation of the Canadian dollar relative to the U.S. dollar.

Other, net. Other income in 2021 includes a gain of $1.6 million on the settlement of a dispute with another party. Other income in 2021 and 2020 also includes royalty income, interest income, and income associated with our 25% interest in a water treatment facility that we account for under the equity method.

Income tax expense. We qualified as a partnership for income tax purposes through December 31, 2021, and therefore we generally did not pay income tax; instead, each owner reported his or her share of our income or loss on his or her individual tax return. Our income tax provision relates primarily to (1) our U.S. corporate subsidiaries that provide services to public utility customers, which do not appear to fit within the definition of qualified income as it is defined in the Internal Revenue Code, Regulations, and other guidance, which subjects this income to U.S. federal and state income taxes, (2) our Canadian subsidiary, which is subject to Canadian federal and provincial income taxes, and (3) certain other state income taxes, including the Texas franchise tax.

Income tax expenses decreased from $0.5 million in 2020 to less than $0.1 million in 2021, primarily due a decrease in income of our U.S. corporate subsidiary that provides services to public utility customers and to a decrease in revenue that is subject to the Texas franchise tax in our Inspection Services segment.

As a publicly-traded partnership, we are subject to a statutory requirement that 90% of our total gross income represent “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar-year basis. Income generated by taxable corporate subsidiaries is excluded from this calculation. In 2021 and 2020, more than 90% of our gross income (exclusive of the income generated by our taxable corporate subsidiaries), represented “qualifying income.” Certain inspection services are not qualifying income and we therefore had separate taxable entities that paid state and federal income tax on these earnings.

Net (loss) income from discontinued operations, net of tax. In September 2021 we discontinued the operations of CBI. CBI generated $18.7 million of revenue during 2020. Hydrotesting is one of the last steps to be completed before a pipeline is placed into service, and a number of pipeline construction projects that began prior to the COVID-19 pandemic continued, which benefitted revenues in 2020. However, the pandemic and the volatility in oil prices led to a significant reduction in the launch of new construction projects, and as a result there were fewer hydrotesting projects to bid on in 2021, and CBI generated only $2.3 million of revenue during 2021. We recorded a loss of $1.9 million on the disposal of CBI’s intangible assets and gains of $1.0 million on the sales of fixed assets during 2021 after deciding to discontinue CBI’s operations.

Net income (loss) attributable to noncontrolling interests – continuing operations. We own a 49% interest in CF Inspection. The accounts of this subsidiary are included within our Consolidated Financial Statements. The portion of the net income of this entity that is attributable to outside owners is reported in net income (loss) attributable to noncontrolling interests in our Consolidated Statements of Operations.

Net income (loss) attributable to noncontrolling interests – discontinued operations. We own a 51% interest in CBI. The portion of net (loss) income from discontinued operations, net of tax of this entity that is attributable to outside owners is reported in net (loss) income attributable to noncontrolling interests - discontinued operations in Note 2 t o our Consolidated Financial Statements.

Net income attributable to preferred unitholder. On May 29, 2018, we issued and sold $43.5 million of preferred equity. The holder of the preferred units is entitled to an annual return of 9.5% on this investment. This is reported in net income attributable to preferred unitholder in the Consolidated Statements of Operations.

Segment Operating Results

Inspection Services

The following table summarizes the operating results of our Inspection Services segment for the years ended December 31, 2021 and 2020.

	Years Ended December 31
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except average revenue and inspector data)

Revenues	$112,981		$181,526		$(68,545)	(37.8)%
Costs of services	99,995		161,726		(61,731)	(38.2)%
Gross margin	12,986	11.5%	19,800	10.9%	(6,814)	(34.4)%

General and administrative	14,719	13.0%	15,282	8.4%	(563)	(3.7)%
Depreciation, amortization and accretion	2,306	2.0%	2,217	1.2%	89	4.0%
Loss on asset disposals, net	23	0.0%	—	0.0%	23
Operating (loss) income	$(4,062)	-3.6%	$2,301	1.3%	$(6,363)	(276.5)%

Operating Data
Average number of inspectors	456		730		(274)	(37.5)%
Average revenue per inspector per week	$4,752		$4,769		$(17)	(0.4)%
Revenue variance due to number of inspectors					$(67,898)
Revenue variance due to average revenue per inspector					$(647)

Revenue. Revenue decreased $68.5 million in 2021 compared to 2020, due to a decrease in the average number of inspectors engaged (a decrease of 274 inspectors accounting for $67.9 million of the revenue decrease) and a decrease in the average revenue billed per inspector (accounting for $0.6 million of the revenue decrease). At the end of the first quarter of 2020, the outbreak of the COVID-19 pandemic, combined with a significant decrease in crude oil prices resulting from reduced demand and an anticipated increase in supply from Saudi Arabia and Russia, led many of our customers to reduce their spending on capital expenditures and maintenance projects. Most projects that were already in process continued, despite the COVID-19 pandemic, which enabled us to continue to generate revenue on the projects until they were completed. However, many customers announced reductions in their capital expansion budgets and deferrals of planned construction projects, which significantly reduced our opportunities to generate revenue from inspection services on new projects. As a result of these factors, revenues from basic inspection services to pipeline customers decreased by $67.8 million from 2020 to 2021 and revenues from in-line inspection support services to pipeline customers decreased by $1.5 million from 2020 to 2021. Revenues from nondestructive examination services decreased by $4.6 million from 2020 to 2021, due in part to the departure of certain employees who joined a competitor. We hired new management for the nondestructive examination service line and we have been working to rebuild the customer relationships. Revenues of our subsidiary that serves public utility companies increased by $5.3 million in 2021 compared to 2020. Public utilities are more insulated from changes in commodity prices than are pipeline companies, and demand for our services among the public utility customers remained strong.

The decrease in average revenue per inspector is due to changes in customer mix. Fluctuations in the average revenue per inspector are common, given that we charge different rates for different types of inspectors and different types of inspection services.

Costs of services. Costs of services decreased $61.7 million in 2021 compared to 2020, primarily related to a decrease in the average number of inspectors employed during the period.

Gross margin. Gross margin decreased $6.8 million in 2021 compared to 2020, as a result of lower revenues. The gross margin percentage increased modestly from 2020 to 2021, due primarily to the fact that our mix of revenues was more heavily weighted toward public utility customers, and these services typically yield a higher margin percentage. This benefit was partially offset by lower revenues in our nondestructive examination service line, which typically generates a lower margin percentage during low-volume periods as a result of incurring certain fixed costs. Our gross margin percentage reflects the fact that we have certain revenue associated with mileage and per diem reimbursements for our inspectors travelling away from home that is typically not entitled to any profit margin or mark up.

Gross margin in 2021 and 2020 benefited from the fact that we recognized $0.2 million and $0.3 million, respectively, of revenue on services performed in previous years. We had constrained recognition of this revenue until the expiration of a contract provision that had given the customer the opportunity to reopen negotiation of the fee paid for the services.

General and administrative. General and administrative expenses decreased by $0.6 million in 2021 compared to 2020. Changes in general and administrative expenses during 2021 compared to 2020 included:

●	a decrease of $0.5 million in employee compensation expense through a combination of salary reductions, reductions in workforce, furloughs, hiring freezes, and reductions in incentive compensation and sales commission expense;
●	a decrease of $0.5 million in bad debt expense (bad debt expense in 2020 included an allowance of $0.5 million against receivables from a customer that declared bankruptcy, and these receivables were written off in 2021);

●	a decrease of $0.2 million in office lease expense, due primarily to a consolidation of office space;
●	a decrease of $0.1 million in allocated corporate expenses (under our allocation formula, a larger percentage of expense was allocated to “corporate” in 2021 than in 2020);
●	a decrease of $0.1 million in travel and marketing expense, due primarily to travel limitations associated with the pandemic; and
●	an increase of $0.6 million in legal fees, primarily as a result of costs associated with Fair Labor Standards Act employment litigation and certain other employment-related lawsuits and claims.

We also recorded general and administrative expenses of $0.8 million and $0.5 million in 2021 and 2020, respectively, related to the completed or proposed settlements of various litigation matters.

Depreciation, amortization, and accretion. Depreciation, amortization, and accretion expense in 2021 was similar to depreciation, amortization and accretion expense during 2020.

Operating (loss) income. Operating (loss) income decreased by $6.4 million in 2021 compared to 2020, due primarily to the decrease in gross margin, partially offset by a decrease in general and administrative expenses.

Environmental Services

The following table summarizes the operating results of our Environmental Services segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31
	2021	% of Revenue	2020	% of Revenue	Change	% Change
	(in thousands, except per barrel data)

Revenues	$4,336		$5,754		$(1,418)	(24.6)%
Costs of services	1,781		2,015		(234)	(11.6)%
Gross margin	2,555	58.9%	3,739	65.0%	(1,184)	(31.7)%

General and administrative	1,647	38.0%	1,802	31.3%	(155)	(8.6)%
Depreciation, amortization and accretion	1,731	39.9%	1,648	28.6%	83	5.0%
Impairments	881	20.3%	—	0.0%	881
Loss on asset disposals, net	9	0.2%	5	0.1%	4	80.0%
Operating (loss) income	$(1,713)	(39.5)%	$284	4.9%	$(1,997)	(703.2)%

Operating Data
Total barrels of water processed	5,233		7,932		(2,699)	(34.0)%
Average revenue per barrel processed (a)	$0.83		$0.73		$0.10	13.7%
Revenue variance due to barrels processed					$(1,941)
Revenue variance due to revenue per barrel					$523

(a)    Average revenue per barrel processed is calculated by dividing revenues (which includes water treatment revenues, residual oil sales, and management fees) by the total barrels of water processed.

Revenue. Revenue of the Environmental Services segment decreased by $1.4 million in 2021 compared to 2020. The decrease in revenues was due primarily to a decrease of 2.7 million barrels in the volume of water processed. The largest customer of one of our facilities chose to build its own facility and began sending its piped water to its new facility, which resulted in a reduction of revenue at our facility of $1.6 million. In October 2020 a customer connected a new pipeline to another of our facilities, which led to an increase in revenue of $0.2 million at this facility in 2021 compared to 2020. Revenues from the sale of recovered crude oil increased by $0.2 million during 2021 compared to 2020, due primarily to a temporary arrangement whereby we took delivery of product from another party that lacked the facilities to process it. Although oil prices have increased significantly in 2021, producers in North Dakota have been slow to increase production. The rig count in the Bakken has increased slowly but steadily from a low of 9 in September 2020 to 27 in December 2021.

Costs of services. Costs of services decreased by $0.2 million in 2021 compared to 2020 due in part to a decrease of $0.1 million in variable costs, such as chemical and utility expense, resulting from a decrease in volumes, and a decrease of $0.1 million in compensation expense as a result of salary reductions and reductions in force. Repairs and maintenance expense remained relatively consistent from 2020 to 2021.

Gross margin. Gross margin decreased $1.2 million in 2021 compared to 2020, due to a $1.4 million decrease in revenue, partially offset by a $0.2 million decrease in cost of services.

General and administrative. General and administrative expenses include general overhead expenses such as employee compensation costs, insurance, property taxes, royalty expenses, and other miscellaneous expenses. These expenses decreased by $0.2 million in 2021 compared to 2020, due primarily to lower compensation expense through a combination of salary reductions, reductions in workforce, furloughs, hiring freezes, and other cost-cutting measures, and to a reduction in royalty expense as a result of lower volumes at the facilities where we are required to pay a royalty.

Depreciation, amortization, and accretion. Depreciation, amortization, and accretion expenses include depreciation of property and equipment and amortization of intangible assets associated with customer relationships, trade names, and noncompete agreements. Depreciation, amortization, and accretion expense in 2021 was similar to depreciation, amortization, and accretion expense in 2020.

Impairments of long-lived assets. In fourth quarter of 2021, we recorded an impairment of $0.9 million to the property and equipment and the lease assets of one of our water treatment facilities. The near-term outlook for this facility declined, due primarily to the fact that its primary customer built a competing facility and a planned new customer did not deliver the volume of water that we expected. In response to these events, we reduced the book value of the property and equipment of this facility to a nominal amount.

Operating (loss) income. Operating (loss) income decreased by $2.0 million in 2021 compared to 2020. This decrease was due to a decrease in gross margin of $1.2 million and a fixed asset impairment of $0.9 million, partially offset by a decrease of $0.2 million in general and administrative expense.

Liquidity and Capital Resources

The working capital needs of the Inspection Services segment are substantial, driven by payroll costs and reimbursable expenses paid to our inspectors on a weekly basis. Please read “Item 1A. Risk Factors — Risks Related to Our Business — The working capital needs of the Inspection Services segment are substantial”, which require us to seek financing that we may not be able to obtain on satisfactory terms, or at all.

At December 31, 2021, our sources of liquidity included:

●	$10.6 million of cash ($2.3 million of which was held by CBI); and

●	available borrowings under our Credit Agreement.

We had outstanding borrowings on the Credit Agreement of $54.2 million at December 31, 2021. As amended in August 2021, the Credit Agreement has a maximum borrowing capacity of $70.0 million, and any borrowings in excess of $60.0 million may only be used to fund working capital needs. The Credit Agreement requires that we maintain liquidity in excess of $7.0 million at all times, with liquidity defined as cash and cash equivalents plus unused capacity on the credit facility. In the first three months of 2022, we borrowed $7.8 million and made payments of $3.9 million on the Credit Agreement, which increased the outstanding balance on the Credit Agreement to $58.1 million at April 14, 2022.

The Credit Agreement matures on May 31, 2022, and as a result there is substantial doubt about the Partnership’s ability to continue as a going concern. In addition, the audit report from our independent registered public accounting firm on the financial statements in this Annual Report contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.

In 2020, in light of market conditions, we made the difficult decision to suspend payment of common unit distributions. This has enabled us to retain more cash to manage our financing needs during these challenging market conditions. As amended in 2021, the Credit Agreement contains significant limitations on our ability to pay cash distributions. We may only pay the following cash distributions:

●	distributions to common and preferred unitholders, to the extent of income taxes estimated to be payable by these unitholders resulting from allocations of our earnings; and

●	distributions to the noncontrolling interest owners of CBI and CF Inspection.

At-the-Market Equity Program

In April 2019, we established an at-the-market equity program (“ATM Program”), which would have allowed us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. We were under no obligation to sell any common units under this program and did not sell any common units under the ATM Program and, as such, did not receive any net proceeds or pay any compensation to the sales agent under the ATM Program. The program expired in March 2022. We expect to record expense of $0.2 million in the first quarter of 2022 to write off the deferred costs of establishing the program which were included in other assets on our Consolidated Balance Sheets as of December 21, 2021 and 2020.

Employee Unit Purchase Plan

In 2019, we established an employee unit purchase plan (“EUPP”), which would allow us to offer and sell up to500,000 common units. Employees could elect to have up to 10 percent of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. We have not yet made and no longer expect to make the EUPP available to employees, and as a result there have been no common unit offerings or issuances under the EUPP and no offerings or issuances are currently contemplated.

Common Unit Distributions

The following table summarizes the distributions on common and subordinated units declared and paid since our initial public offering:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

Total 2014 Distributions	$1.104646	$13,064	$8,296
Total 2015 Distributions	1.625652	19,232	12,284
Total 2016 Distributions	1.625652	19,258	12,414
Total 2017 Distributions	1.036413	12,310	7,928
Total 2018 Distributions	0.840000	10,019	6,413

February 14, 2019	0.210000	2,510	1,606
May 15, 2019	0.210000	2,531	1,622
August 14, 2019	0.210000	2,534	1,624
November 14, 2019	0.210000	2,534	1,627
Total 2019 Distributions	0.840000	10,109	6,479

February 14, 2020	0.210000	2,534	1,627
May 15, 2020	0.210000	2,564	1,641
Total 2020 Distributions	0.420000	5,098	3,268

Total Distributions (since IPO)	$7.492363	$89,090	$57,082

(a)	64% of the Partnership’s outstanding common units at December 31, 2021 were held by affiliates.

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

The following table summarizes the distributions paid to our preferred unitholder:

Cash
Payment Date	Distributions
(in thousands)

November 14, 2018 (a)	$1,412
Total 2018 Distributions	1,412

February 14, 2019	1,033
May 15, 2019	1,033
August 14, 2019	1,033
November 14, 2019	1,034
Total 2019 Distributions	4,133

February 14, 2020	1,033
May 15, 2020	1,033
August 14, 2020	1,033
November 14, 2020	1,034
Total 2020 Distributions	4,133

Total Distributions	$9,678

(a)	This distribution relates to the period from May 29, 2018 (date of preferred unit issuance) through September 30, 2018.

In 2020, in light of the challenging market conditions, we made the difficult decision to suspend payment of common and preferred unit distributions. As described in Note 6, our Credit Facility, as amended in 2021, contains significant restrictions on our ability to pay cash distributions.

CBI

CBI’s company agreement generally requires CBI to make an annual distribution to its members equal to or greater than the amount of CBI’s taxable income multiplied by the maximum federal income tax rate. In 2021, CBI declared and paid distributions of $4.0 million, of which $2.0 million was distributed to us and $2.0 million was distributed to noncontrolling interest owners. In 2020, CBI declared and paid distributions of $2.8 million, of which $1.4 million was distributed to us and the remainder of which was distributed to noncontrolling interest owners.

As of March 31, 2022, CBI had $3.3 million of cash. We believe that the full amount of CBI’s cash should be distributed to us, as CBI’s assets were pledged as collateral under our Credit Agreement. The noncontrolling interest owners have taken the position that a portion of CBI’s cash should be distributed to them. We continue to have discussions about this matter with the noncontrolling interest owners of CBI and with our lenders, and the ultimate outcome is uncertain at this time.

Cash Flows

The following table sets forth a summary of the net cash provided by (used in) operating, investing, and financing activities for the periods identified.

	Year Ended December 31
	2021	2020
	(in thousands)

Net cash provided by operating activities	$3,317	$27,922
Net cash provided by (used in) investing activities	1,173	(1,654)
Net cash used in financing activities	(11,396)	(23,977)
Effect of exchange rates on cash	(2)	2
Net increase (decrease) in cash and cash equivalents	$(6,908)	$2,293

Operating activities. In 2021, we generated net operating cash inflows from continuing operations of $3.3 million, consisting of a net loss from continuing operations of $9.4 million plus non-cash expenses of $7.7 million and net changes in working capital of $5.1 million. Non-cash expenses included depreciation, amortization, and accretion, long-lived asset impairments, and equity-based compensation expense, among others. The net change in working capital includes a net decrease of $4.5 million in accounts receivable and $0.4 million in prepaid expenses and other, and a net increase of $0.2 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect accounts receivable from our customers. During 2021, we experienced a decrease in inspectors in our Inspection Services segment, which reduced the need to expend cash for working capital. Net operating cash outflows from discontinued operations of $0.1 million resulted from the operation of CBI.

In 2020, we generated net operating cash inflows from continuing operations of $22.7 million, consisting of a net loss from continuing operations of $2.8 million plus non-cash expenses of $6.7 million and net changes in working capital of $18.9 million. Non-cash expenses included depreciation, amortization, and accretion, and equity-based compensation expense, among others. The net change in working capital includes a net decrease of $30.5 million in accounts receivable, partially offset by a net increase of $0.9 million in prepaid expenses and other, and by a net decrease of $10.7 million in current liabilities. During periods of revenue growth, changes in working capital typically reduce operating cash flows, based on the fact that we pay our employees before we collect accounts receivable from our customers. During 2020, we experienced a decrease in inspectors in our Inspection Services segment, which reduced the need to expend cash for working capital. Net operating cash inflows from discontinued operations of $5.2 million resulted from the operation of CBI.

Investing activities. In 2021, net cash inflows were from investing activities were $1.2 million, which consisted primarily of proceeds from the sales of the property and equipment of our discontinued operation CBI.

In 2020, net cash outflows from investing activities were $1.7 million, which included costs associated with a new software system for payroll and human resources management, field equipment for our Inspection Services segment and CBI, and facility improvements for our Environmental Services segment.

Financing activities. Financing cash outflows in 2021 consisted primarily of $7.8 million of net payments on our revolving credit facility, $1.2 million of debt issuance costs, $0.3 million of cash paid for net settlements of equity-based compensation, and $2.1 million in net cash outflows from financing activities from discontinued operations, which included a $2.0 million distribution to the noncontrolling interest owners of CBI.

In 2020, financing cash outflows included $12.9 million of net repayments on our revolving credit facility. In March and April 2020, in an abundance of caution, we borrowed a combined $39.1 million on the Credit Agreement to provide substantial liquidity to manage our business in light of the COVID- 19 pandemic and the significant decline in the price of crude oil. In January, May, June and September 2020, we repaid a combined $52.0 million on the Credit Agreement. Financing cash outflows also included $5.1 million of distributions to common unitholders, $4.1 million of distributions to preferred unitholders, and $1.4 million of distributions to noncontrolling interest owners.

Working Capital

Our working capital (defined as current assets less current liabilities) was ($35.7) million at December 31, 2021, which included $10.6 million of cash and cash equivalents, inclusive of $2.3 million in cash and cash equivalents classified as assets of discontinued operations on our Consolidated Balance Sheets, and $54.2 million of borrowings under our revolving credit facility. As described above under “Our Credit Agreement”, our revolving credit facility contains limitations on borrowing capacity, which may limit our ability to fund working capital needed to support revenue growth.

Our Inspection Services segment has substantial working capital needs, as they generally pay their personnel on a weekly basis, but typically receive payment from their customers 45 to 90 days after the services have been performed. Please read “Risk Factors — Risks Related to Our Business — The working capital needs of the Inspection Services segment are substantial, and will continue to be substantial. This will reduce our borrowing capacity for other purposes and reduce our cash available for distribution,” and "Risk Factors – Risks Related to Our Business – Our existing and future debt levels may limit our flexibility to obtain financing and to pursue other business opportunities".

Capital Requirements

We generally have small capital expenditure requirements compared to many other master limited partnerships. Our Inspection Services segment does not generally require significant capital expenditures, other than the purchase of nondestructive examination technology. Our inspectors provide their own four-wheel drive vehicles and receive mileage reimbursements. Our Environmental Services segment has modest capital expenditure requirements for the maintenance of existing water treatment facilities. We do not plan on investing in any growth capital in this segment. Our partnership agreement requires that we categorize our capital expenditures as either maintenance capital expenditures or expansion capital expenditures.

●	Maintenance capital expenditures are those cash expenditures that will enable us to maintain our operating capacity or operating income over the long-term. Maintenance capital expenditures include expenditures to maintain equipment reliability, integrity, and safety, as well as to address environmental laws and regulations. Maintenance capital expenditures, inclusive of finance lease obligation payments, were $0.3 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively (cash basis).

●	Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity or operating income over the long-term. Expansion capital expenditures include the acquisition of assets or businesses and the construction or development of additional water treatment capacity, to the extent such expenditures are expected to expand our long-term operating capacity or operating income. Expansion capital expenditures were less than $0.1 million and $1.3 million in 2021 and 2020, respectively (cash basis).

Future capital expenditures will be dependent on the availability of capital.

Credit Agreement

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks (the “Lenders”), with Deutsche Bank Trust Company Americas serving as the Administrative Agent. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement was amended in March 2021 and in August 2021. As amended, the Credit Agreement has a total capacity of $70.0 million, subject to various customary covenants and restrictive provisions, and matures on May 31, 2022. Any borrowings in excess of $60.0 million may only be used to fund working capital needs. Outstanding borrowings at December 31, 2021 and 2020 were $54.2 million and $62.0 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on our Consolidated Balance Sheets.

Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern. In addition, the audit report from our independent registered public accounting firm on the financial statements in this Annual Report contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.  Under the Credit Agreement we are responsible for certain Lender-mandated legal and financial advisor fees, and our total payments to legal and financial advisors related to this process have exceeded $2 million dollars.

It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt, which is $58.1 million as of April 14, 2022.

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

The interest rate on our borrowings ranged from 3.61% to 4.91% in 2021, 3.33% to 4.80% in 2020, and 4.70% to 6.02% in 2019. Interest paid, including commitment fees but excluding debt issuance costs, was $2.3 million, $3.4 million, and $4.8 million during 2021, 2020, and 2019, respectively. Prior to the 2021 amendments, the borrowing capacity on the Credit Agreement was higher than $70.0 million, and the average debt balance outstanding in 2021, 2020, and 2019 was $55.3 million, $80.8 million, and $81.4 million, respectively.

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

Debt issuance costs are reported as debt issuance costs, net on the Consolidated Balance Sheets and total $0.4 million and $0.2 million at December 31, 2021 and 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. In 2021, we incurred $1.1 million of debt issuance costs related to two amendments to the Credit Agreement in 2021. Also in 2021, we incurred approximately $0.1 million of debt issuance costs related to an amendment that we expected to enter into in the first quarter of 2022. Because we have not entered into such an amendment, we will likely write off these debt issuance costs in 2022.

In the first three months of 2022, we borrowed $7.8 million and made payments of $3.9 million on the Credit Agreement, which increased the outstanding balance on the Credit Agreement to $58.1 million at April 14, 2022.

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

Commodity Price Risk

Our customers are regularly exposed to commodity price risk. Less than 1% of our consolidated revenues in 2021 and 2020 were directly derived from sales of crude oil. A hypothetical change in crude oil prices of 10% would result in an increase or decrease of our revenues derived from sales of commodities by less than $0.1 million. Increases or decreases in commodity prices can also result in changes in demand for our water treatment and inspection services, resulting in an increase or decrease of our revenues and gross margins.

Crude oil prices decreased significantly during 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic. This decline in oil prices led many of our customers to change their budgets and plans, which has decreased their spending on drilling, completions, and exploration. This had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. Such developments reduced our opportunities to generate revenues. It is impossible at this time to determine what may occur, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position. For further discussion of the volatility of crude oil prices, please read “Item 1A. Risk Factors.”

Interest Rate Risk

The interest rate on our Credit Agreement, floats based on LIBOR, and as a result we have exposure to changes in interest rates on this indebtedness, which was $54.2 million as of December 31, 2021. A hypothetical change in interest rates of 1.0% would result in an increase or decrease in our annual interest expense of approximately $0.5 million based on the debt balance outstanding at December 31, 2021. The credit markets have recently experienced historical lows in interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter inflation. Interest rates in the future could be higher than current levels, causing our financing costs to increase accordingly.

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

PG&E Corporation and its wholly-owned subsidiary Pacific Gas and Electric Company (collectively, “PG&E”), a customer, filed for bankruptcy protection in January 2019. We had accounts receivable from PG&E of $12.1 million at the date of the bankruptcy filing. In November 2019, we sold $10.4 million of our pre-petition receivables from PG&E in a non-recourse sale to a third party for cash proceeds of $9.8 million. We recorded a loss of $0.5 million in 2019 on the sale of these pre-petition receivables, which is reported within other, net on our Consolidated Statement of Operations. In 2020 we collected from PG&E the remaining $1.7 million of pre-petition receivables under a court-approved “operational integrity supplier” program. In July 2020, PG&E emerged from bankruptcy protection.

A former customer of our Inspection Services segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in 2019. At the time of the bankruptcy filing, we had $0.5 million of accounts receivable from Sanchez. We recorded allowances against these accounts receivable in 2019 and 2020 and wrote off the balance in 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this Item 8:

Report of Independent Registered Public Accounting Firm

To the Limited Partners of Cypress Environmental Partners, L.P.

and the Board of Directors of Cypress Environmental Partners, GP, LLC,

General Partner of Cypress Environmental Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cypress Environmental Partners, L.P. (the “Partnership”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, owners’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Partnership's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership’s credit agreement matures within one year and the Partnership has stated that substantial doubt exists about the Partnership’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment Assessment
Description of the Matter

At December 31, 2021, the Partnership's goodwill was $50.4 million, of which $40.3 million relates to the Inspection Services segment and $10.1 million relates to the Environmental Services segment. As discussed in Note 2 to the consolidated financial statements, goodwill is tested annually on November 1 (or at other dates if events or changes in circumstances indicate the carrying value of goodwill may be impaired) for impairment at the reporting unit level. The Partnership performed a quantitative goodwill impairment analysis for the Environmental Services segment at its annual assessment date, November 1. Additionally, the Partnership considered changes in their inspector renumeration programs, and lack of significant new customer wins, as potential indicators of impairment, and thus performed a quantitative goodwill impairment analysis for the Inspection Services segment at December 31, 2021.

Auditing management's goodwill impairment analyses was complex and highly judgmental and required the involvement of specialists due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rate and terminal value, which are affected by expectations about future market or economic conditions, including future commodity prices.

How We Addressed the Matter in Our Audit	To test the estimated fair values of the Environmental Services and Inspection Services reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Partnership in its analyses. We compared the significant assumptions used by management to current industry and economic trends and also by assessing the historical accuracy of management's estimates. For example, we compared the revenue growth rate in the prospective financial data used by management to analysts’ forecasted commodity prices and historical performance. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the Partnership’s reporting units to the market capitalization of the Partnership. We also involved a valuation specialist to assist us in our evaluation of the valuation methodologies applied and evaluating the significant assumptions in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.

Tulsa, Oklahoma

April 15, 2022

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Consolidated Balance Sheets
As of December 31, 2021 and December 31, 2020
(in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,251	$12,138
Trade accounts receivable, net	11,541	16,024
Assets of discontinued operations	3,176	8,182
Prepaid expenses and other	1,945	2,002
Debt issuance costs, net	444	—
Total current assets	25,357	38,346
Property and equipment:
Property and equipment, at cost	15,759	23,449
Less: Accumulated depreciation	9,622	14,059
Total property and equipment, net	6,137	9,390
Intangible assets, net	12,993	15,143
Goodwill	50,392	50,389
Finance lease right-of-use assets, net	60	112
Operating lease right-of-use assets	1,449	1,987
Debt issuance costs, net	—	242
Assets of discontinued operations	—	3,807
Other assets	590	570
Total assets	$96,978	$119,986

LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable	$771	$855
Accounts payable - affiliates	99	58
Accrued payroll and other	5,350	4,768
Income taxes payable	55	268
Finance lease obligations	49	51
Operating lease obligations	429	439
Current portion of long-term debt	54,229	—
Liabilities of discontinued operations	36	1,582
Total current liabilities	61,018	8,021
Long-term debt	—	62,029
Finance lease obligations	4	55
Operating lease obligations	1,078	1,549
Liabilities of discontinued operations	—	245
Other noncurrent liabilities	318	182
Total liabilities	62,418	72,081

Commitments and contingencies - Note 13

Owners’ equity:
Partners’ capital:
Common units (12,361 and 12,213 units outstanding at December 31, 2021 and December 31, 2020, respectively)	13,472	27,507
Preferred units (5,769 units outstanding at December 31, 2021 and December 31, 2020)	48,424	44,291
General partner	(25,876)	(25,876)
Accumulated other comprehensive loss	(2,636)	(2,655)
Total partners’ capital	33,384	43,267
Noncontrolling interests	1,176	4,638
Total owners’ equity	34,560	47,905
Total liabilities and owners’ equity	$96,978	$119,986

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands, except per unit data)

	2021	2020	2019

Revenue	$117,317	$187,280	$382,311
Costs of services	101,776	163,741	334,527
Gross margin	15,541	23,539	47,784

Operating costs and expense:
General and administrative	17,897	18,242	23,471
Depreciation, amortization and accretion	4,535	4,325	3,874
Impairments	881	—	—
Loss on asset disposals, net	32	5	1
Operating (loss) income	(7,804)	967	20,438

Other (expense) income:
Interest expense	(3,601)	(3,959)	(5,249)
Foreign currency (losses) gains	(16)	107	222
Other, net	2,024	530	1,096
Net (loss) income before income tax expense	(9,397)	(2,355)	16,507
Income tax expense	40	482	2,182
Net (loss) income from continuing operations	(9,437)	(2,837)	14,325
Net (loss) income from discontinued operations, net of tax	(2,642)	2,471	3,099
Net (loss) income	$(12,079)	$(366)	$17,424

Net (loss) income from continuing operations	$(9,437)	$(2,837)	$14,325
Net income attributable to noncontrolling interests - continuing operations	30	19	28
Net (loss) income attributable to limited partners - continuing operations	(9,467)	(2,856)	14,297
Net (loss) income attributable to limited partners - discontinued operations	(1,132)	1,441	1,717
Net (loss) income attributable to limited partners	$(10,599)	$(1,415)	$16,014

Net (loss) income attributable to limited partners - continuing operations	$(9,467)	$(2,856)	$14,297
Net income attributable to preferred unitholder	4,133	4,133	4,133
Net (loss) income attributable to common unitholders - continuing operations	(13,600)	(6,989)	10,164
Net (loss) income attributable to common unitholders - discontinued operations	(1,132)	1,441	1,717
Net (loss) income attributable to common unitholders	$(14,732)	$(5,548)	$11,881

Basic net (loss) income per common limited partner unit:
Basic net (loss) income per common limited partner unit - continuing operations	$(1.11)	$(0.58)	$0.85
Basic net (loss) income per common limited partner unit- discontinued operations	(0.09)	0.12	0.14
Basic net (loss) income per common limited partner unit	$(1.20)	$(0.46)	$0.99

Diluted net (loss) income per common limited partner unit:
Diluted net (loss) income per common limited partner unit - continuing operations	$(1.11)	$(0.58)	$0.79
Diluted net (loss) income per common limited partner unit - discontinued operations	(0.09)	0.12	0.09
Diluted net (loss) income per common limited partner unit	$(1.20)	$(0.46)	$0.88

Weighted average common units outstanding:
Basic	12,318	12,181	12,039
Diluted	12,318	12,181	18,289

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Consolidated Statements of Comprehensive (Loss) Income
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019

Net (loss) income	$(12,079)	$(366)	$17,424
Other comprehensive income (loss) - foreign currency translation	19	(78)	(163)

Comprehensive (loss) income	$(12,060)	$(444)	$17,261

Comprehensive income attributable to preferred unitholders	4,133	4,133	4,133
Comprehensive (loss) income attributable to noncontrolling interests	(1,480)	1,049	1,410

Comprehensive (loss) income attributable to common unitholders	$(14,713)	$(5,626)	$11,718

 See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Consolidated Statement of Owners’ Equity
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	Common Units	Preferred Units	General Partner	Accumulated Other Comprehensive Gain (Loss)	Noncontrolling Interests	Total Owners’ Equity

Owners’ equity at December 31, 2018	$34,677	$44,291	$(25,876)	$(2,414)	$3,609	$54,287

Net income	11,881	4,133	—	—	1,410	17,424
Foreign currency translation adjustment	—	—	—	(163)	—	(163)
Distributions	(10,109)	(4,133)	—	—	—	(14,242)
Equity-based compensation	1,107	—	—	—	—	1,107
Taxes paid related to net share settlement of equity-based compensation	(222)	—	—	—	—	(222)

Owners’ equity at December 31, 2019	37,334	44,291	(25,876)	(2,577)	5,019	58,191

Net (loss) income	(5,548)	4,133	—	—	1,049	(366)
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Distributions	(5,098)	(4,133)	—	—	(1,430)	(10,661)
Equity-based compensation	961	—	—	—	—	961
Taxes paid related to net share settlement of equity-based compensation	(142)	—	—	—	—	(142)

Owners’ equity at December 31, 2020	27,507	44,291	(25,876)	(2,655)	4,638	47,905

Net (loss) income	(14,732)	4,133	—	—	(1,480)	(12,079)
Foreign currency translation adjustment	—	—	—	19	—	19
Distributions	—	—	—	—	(1,982)	(1,982)
Equity-based compensation expense	1,152	—	—	—	—	1,152
Unit-based compensation reclassified to liabilities	(196)	—	—	—	—	(196)
Taxes paid related to net share settlement of equity-based compensation	(259)	—	—	—	—	(259)

Owners’ equity at December 31, 2021	$13,472	$48,424	$(25,876)	$(2,636)	$1,176	$34,560

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Operating activities:
Net (loss) income	$(12,079)	$(366)	$17,424
Net (loss) income from discontinued operations, net of tax	(2,642)	2,471	3,099
Net (loss) income from continuing operations	(9,437)	(2,837)	14,325
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	4,721	4,774	4,453
Impairments	881	—	—
Loss on asset disposals, net	32	5	1
Interest expense from debt issuance cost amortization	955	580	533
Equity-based compensation expense	1,152	961	1,107
Equity in earnings of investee	(243)	(249)	(214)
Distributions from investee	225	288	75
Deferred tax expense, net	—	—	(36)
Foreign currency losses (gains)	16	(107)	(222)
Bad debt expense, net of recoveries	(29)	470	63
Gain on litigation settlement	—	—	(1,254)
Loss on sale of accounts receivable	—	—	515
Changes in assets and liabilities:
Trade accounts receivable, net	4,512	30,481	(1,940)
Prepaid expenses and other	409	(897)	142
Accounts payable and accounts payable - affiliates	(64)	(366)	(4,546)
Accrued payroll and other	499	(9,614)	2,008
Income taxes payable	(213)	(747)	336
Net cash provided by operating activities - continuing operations	3,416	22,742	15,346
Net cash (used in) provided by operating activities - discontinued operations	(99)	5,180	2,833
Net cash provided by operating activities	3,317	27,922	18,179

Investing activities:
Proceeds from fixed asset disposals	4	9	6
Purchases of property and equipment, excluding finance leases	(56)	(1,494)	(1,734)
Net cash used in investing activities - continuing operations	(52)	(1,485)	(1,728)
Net cash provided by (used in) investing activities - discontinued operations	1,225	(169)	(205)
Net cash provided by (used in) investing activities	1,173	(1,654)	(1,933)

Financing activities:
Borrowings on credit facility	13,500	39,100	7,800
Repayments on credit facility	(21,300)	(52,000)	(9,000)
Repayments on finance lease obligations	(23)	(36)	(16)
Debt issuance cost payments	(1,157)	(19)	(75)
Taxes paid related to net share settlement of equity-based compensation	(259)	(142)	(222)
Distributions	(22)	(9,279)	(14,242)
Net cash used in financing activities - continuing operations	(9,261)	(22,376)	(15,755)
Net cash used in financing activities - discontinued operations	(2,135)	(1,601)	(175)
Net cash used in financing activities	(11,396)	(23,977)	(15,930)

Effect of exchange rates on cash	(2)	2	4

Net (decrease) increase in cash and cash equivalents	(6,908)	2,293	320
Cash and cash equivalents, beginning of period (includes restricted cash equivalents of $651, $551, and $551 and cash reported in assets of discontinued operations of $5,755, $4,366, and $2,858 at December 31, 2020, 2019 and 2018, respectively)	18,544	16,251	15,931
Cash and cash equivalents, end of period (includes restricted cash equivalents of $1,051, $651, and $551 and cash reported in assets of discontinued operations of $2,334, $5,755, and $4,366 at December 31, 2021, 2020 and 2019, respectively)	$11,636	$18,544	$16,251

Non-cash items:
Accounts payable and accrued payroll and other excluded from capital expenditures	$—	$5	$1,148
Acquisitions of finance leases included in liabilities	$—	$247	$357

Supplemental cash flow disclosures:
Cash taxes paid	$329	$1,487	$1,980
Cash interest paid excluding debt issuance cost payments	$2,289	$3,374	$4,783

See accompanying notes.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to Consolidated Financial Statements

1.	Organization and Operations

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

The COVID-19 pandemic, the recent invasion of Ukraine by Russia and the sanctions imposed on Russia by various companies in response, and the volatility in the price of crude oil have created and may continue to create significant uncertainty in macroeconomic conditions, which may continue to cause fluctuations in demand for our services that impact our results of operations. In addition, limitations on the availability of borrowing capacity under our current credit facility and any future credit facilities may lead us to sell assets and/or discontinue certain service lines. We consider these changing economic conditions as we develop accounting estimates, such as our annual effective tax rate, allowance for bad debts, and long-lived asset impairment assessments. We expect our accounting estimates to continue to evolve as new events and circumstances arise.

Discontinued Operations

In September 2021, we discontinued the operations of Cypress Brown Integrity, LLC (“CBI”), which previously represented our Pipeline & Process Services segment. CBI provided customers with hydrotesting, chemical cleaning, drying, water treatment, nitrogen and other related services. CBI was located in Giddings, Texas and a plan of termination impacted approximately 18 employees. Our reasons for exiting the business included the decline in new pipeline construction projects and the inability to obtain more work directly with pipeline owners on maintenance projects, which led to operating losses in 2021. We have recast the financial information for all periods presented in these Consolidated Financial Statements to report the assets, liabilities, revenues, and expenses of CBI within discontinued operations.

In 2021, we recorded a loss of $1.9 million on the disposal of intangible assets associated with CBI. We sold the majority of CBI’s equipment and vehicles during 2021 and recorded gains of $1.0 million on these sales. In early 2022 we completed the sale of CBI’s remaining assets, including its real estate, and recorded a gain on sale of assets of $0.3 million in 2022. We recorded employee severance expenses of $0.1 million in 2021.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to Consolidated Financial Statements

The assets and liabilities of discontinued operations on the Consolidated Balance Sheets are summarized below:

	December 31, 2021	December 31, 2020
ASSETS OF DISCONTINUED OPERATIONS	(in thousands)
Current assets of discontinued operations:
Cash and cash equivalents	$2,334	$5,755
Trade accounts receivable, net	—	2,396
Prepaid expenses and other	177	31
Property and equipment, net	665	—
Total current assets of discontinued operations	3,176	8,182
Property and equipment, net	—	1,069
Intangible assets, net	—	2,243
Finance lease right-of-use assets, net	—	495
Total assets of discontinued operations	$3,176	$11,989

LIABILITIES OF DISCONTINUED OPERATIONS
Current liabilities of discontinued operations:
Accounts payable	$25	$1,215
Accrued payroll and other	10	108
Income taxes payable	1	60
Finance lease obligations	—	199
Total current liabilities of discontinued operations	36	1,582
Finance lease obligations	—	245
Total liabilities of discontinued operations	$36	$1,827

The revenues and expenses of discontinued operations in the Consolidated Statements of Operations are summarized below:

	Year Ended December 31
	2021	2020	2019
		(in thousands)

Revenue	$2,285	$18,716	$19,337
Costs of services	2,595	13,743	13,397
Gross margin	(310)	4,973	5,940

Operating costs and expense:
General and administrative	1,061	1,858	2,155
Depreciation, amortization and accretion	363	558	574
Loss (gain) on asset disposals, net	858	(32)	(26)
Operating (loss) income	(2,592)	2,589	3,237

Other (expense) income:
Interest expense	(63)	(69)	(81)
Other, net	14	11	15
Net (loss) income before income tax expense	(2,641)	2,531	3,171
Income tax expense	1	60	72
Net (loss) income from discontinued operations, net of tax	(2,642)	2,471	3,099
Net (loss) income attributable to noncontrolling interests - discontinued operations	(1,510)	1,030	1,382
Net (loss) income attributable to common unitholders - discontinued operations	$(1,132)	$1,441	$1,717

General and administrative expenses that are directly attributable to CBI are reported within net (loss) income from discontinued operations, net of tax whereas general and administrative expenses that are indirectly allocable to CBI are not reported within net (loss) income from discontinued operations, net of tax. Interest expense associated with $1.0 million of our long-term debt is reported within net (loss) income from discontinued operations, net of tax, because the net book value of CBI’s property, plant and equipment was approximately $1.0 million at the time we discontinued CBI, and we were required to use the proceeds from sales of these assets to repay debt under our revolving Credit Agreement.

As of March 31, 2022, CBI had $3.3 million of cash. We believe that the full amount of CBI’s cash should be distributed to us, as CBI’s assets were pledged as collateral under our Credit Agreement. The noncontrolling interest owners have taken the position that a portion of CBI’s cash should be distributed to them. We continue to have discussions about this matter with the noncontrolling interest owners of CBI and with our lenders, and the ultimate outcome is uncertain at this time.

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

Cash and Cash Equivalents

We consider all investments purchased with initial maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in highly- liquid securities.

As of December 31, 2021, U.S. cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per financial institution. Canadian cash balances are insured by the Canada Deposit Insurance Corporation (CDIC) up to $100,000 (Canadian Dollars) per financial institution. Our cash is primarily held at three financial institutions, and therefore is in excess of the FDIC or CDIC insurance limits. We periodically assess the financial condition of the institutions where we deposit funds.

Restricted Cash

We have various obligations that are secured with security deposits totaling $1.1 million and $0.7 million at December 31, 2021 and 2020, respectively. These amounts are reported in restricted cash equivalents in our Consolidated Statements of Cash Flows and in prepaid expenses and other on our Consolidated Balance Sheets.

Accounts Receivable, Allowance for Bad Debts and Concentration of Credit Risk

We grant unsecured credit to customers under normal industry standards and terms, and we have established policies and procedures that allow for an evaluation of our customers’ creditworthiness. We typically receive payment from our customers 45 to 90 days after the services have been performed. We determine allowances for bad debts based on our assessment of the creditworthiness of our customers. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. We do not typically charge interest on past due trade receivables and we do not typically require collateral on our trade receivables. We recorded no bad debt expense in 2021, $0.4 million in 2020 and $0.2 million in 2019. We had an allowance for doubtful accounts of less than $0.1 million and $0.5 million at December 31, 2021 and December 31, 2020, respectively. We wrote off uncollectable accounts of $0.5 million and $0.1 million in 2021 and 2020, respectively. In 2021 and 2019, we received less than $0.1 million and $0.1 million, respectively, on accounts receivable previously written off. We report bad debt expense and recoveries within general and administrative on our Consolidated Statements of Operations.

A former customer of our Inspection Services segment, Sanchez Energy Corporation and certain of its affiliates (collectively, “Sanchez”), filed for bankruptcy protection in 2019. At the time of the bankruptcy filing, we had $0.5 million of accounts receivable from Sanchez. We recorded allowances against these accounts receivable in 2019 and 2020 and wrote off the balance in 2021.

PG&E Corporation and its wholly-owned subsidiary Pacific Gas and Electric Company (collectively, “PG&E”), a customer, filed for bankruptcy protection in January 2019. We had accounts receivable from PG&E of $12.1 million at the date of the bankruptcy filing. In November 2019, we sold $10.4 million of these pre-petition receivables in a non-recourse sale to a third party for cash proceeds of $9.8 million. We recorded a loss of $0.5 million in 2019 on the sale of these pre-petition receivables, which is reported within Other, net on our Consolidated Statement of Operations. In 2020 we collected from PG&E the remaining $1.7 million of pre-petition receivables under a court-approved “operational integrity supplier program.” In July 2020, PG&E emerged from bankruptcy protection.

We had two customers, Pacific Gas & Electric Company and NiSource, Inc., that represented more than 10% of total accounts receivable as of December 31, 2021.

The majority of our revenues are generated in the United States. In 2021, 2020, and 2019, we generated no revenues, less than $0.1 million, and $0.2 million, respectively, from services performed in Canada.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to Consolidated Financial Statements

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

The income of Tulsa Inspection Resources – Canada, ULC, our Canadian subsidiary, is taxable in Canada. Tulsa Inspection Resources – PUC, LLC (“TIR-PUC”), a subsidiary of our Inspection Services segment that performs inspection services for utility customers, and Cypress Brown Integrity - PUC, LLC, a 51% owned subsidiary, had elected to be taxed as a corporation for U.S. federal income tax purposes as of December 31, 2021, and therefore those subsidiaries are subject to U.S. federal and state income taxes. The amounts recognized as income tax expense, income taxes payable, and deferred tax liabilities in our Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states, most notably franchise taxes assessed by the state of Texas.

As a publicly-traded partnership, we are subject to a statutory requirement that at least 90% of our total gross income is classified as “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and Internal Revenue Service pronouncements), determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, we could be taxed as a corporation for federal and state income tax purposes. Our income met the statutory qualifying income requirement for each year from our IPO in 2014 through 2021.

We evaluate uncertain tax positions for recognition and measurement in the Consolidated Financial Statements. To recognize a tax position, we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the Consolidated Financial Statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We had no uncertain tax positions that required recognition in the financial statements at December 31, 2021 or 2020. Any interest or penalties would be recognized as a component of income tax expense.

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on this accounting guidance, our revenue is earned and recognized through the service offerings of our reportable business segments. Our sales contracts have terms of less than one year. As such, we have used the practical expedient contained within the accounting guidance, which exempts us from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. We apply judgment in determining whether we are the principal or the agent in instances where we utilize subcontractors to perform all or a portion of the work under our contracts. Based on the criteria in ASC 606, we have determined we are principal in all such circumstances, with the exception of $0.2 million of revenue and $0.2 million of associated costs, which is presented net in revenue, subcontracted to an affiliated entity for which we determined we were an agent during 2021. See Note 14 for disaggregated revenue reported by segment.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to Consolidated Financial Statements

In 2021, 2020, and 2019, we recognized $0.2 million, $0.3 million and $0.2 million of revenue, respectively, within our Inspection Services segment on services performed in previous years. We had constrained recognition of this revenue until the expiration of a contract provision that had given the customer the opportunity to reopen negotiation of the fee paid for the services. As of December 31, 2021 and December 31, 2020, we recognized a refund liability of $0.2 million and $0.8 million, respectively, for revenue associated with such variable consideration. In addition, we have recorded other refund liabilities of $0.8 million at December 31, 2021 and 2020.

Accrued Payroll and Other

Accrued payroll and other on our Consolidated Balance Sheets includes the following:

	December 31, 2021	December 31, 2020
	(in thousands)

Accrued payroll	$2,082	$1,703
Customer deposits and accruals	1,304	1,909
Litigation settlements (Note 13)	985	424
Accrued interest	440	43
Other	539	689
	$5,350	$4,768

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

In the fourth quarter of 2021, the near-term outlook for one of our water treatment facilities declined, due primarily to the fact that its primary customer built a competing facility, and a planned new customer did not deliver the volume of water that we expected. We considered these developments to be potential indicators of impairment and therefore performed a property and equipment impairment analysis for this water treatment facility as of December 31, 2021. We estimated the fair value of this water treatment facility utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Based on the results of this property and equipment impairment analysis, we recorded an impairment of $0.9 million to the property and equipment and the lease assets of this water treatment facility in the fourth quarter of 2021, which reduced the book value of the property and equipment of this facility to a nominal amount.

Goodwill

We have $50.4 million of goodwill on our Consolidated Balance Sheet at December 31, 2021. Of this amount, $40.3 million relates to the Inspection Services segment and $10.1 million relates to the Environmental Services segment. Goodwill is not amortized, but is subject to annual assessments on November 1 (or at other dates if events or changes in circumstances indicate that the carrying value of goodwill may be impaired) for impairment at a reporting unit level. The reporting units used to evaluate and measure goodwill for impairment are determined primarily by the manner in which the business is managed or operated. We have determined that our Inspection Services and Environmental Services operating segments are the appropriate reporting units for testing goodwill impairment.

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

Crude oil prices decreased significantly during 2020, due in part to decreased demand as a result of the worldwide COVID-19 pandemic. This decline in oil prices led many of our customers to change their budgets and plans, which decreased their spending on drilling, completions, and exploration. This had an adverse effect on construction of new pipelines, gathering systems, and related energy infrastructure. Lower exploration and production activity also affected the midstream industry and led to delays and cancellations of projects. Such developments reduced our opportunities to generate revenues. It is impossible at this time to determine what may occur in the future, as customer plans will evolve over time. It is possible that the cumulative nature of these events could have a material adverse effect on our results of operations and financial position.

Inspection Services

We completed our annual goodwill impairment assessment as of November 1, 2021 and concluded the $40.3 million of goodwill of the Inspection Services segment was not impaired. Our evaluations included various qualitative and corroborating quantitative factors, including current and projected earnings and current customer relationships and projects, and a comparison of our enterprise value to the sum of the estimated fair values of our business segments. The qualitative and supporting quantitative assessments on this reporting unit indicated that there was no need to conduct further quantitative testing for goodwill impairment. The use of different assumptions and estimates from the assumptions and estimates we used in our analyses could have resulted in the requirement to perform further quantitative goodwill impairment analyses as of November 1, 2021.

Between November 1, 2021 and December 31, 2021, our near-term outlook for the Inspection Services segment declined for the following reasons:

●	We began to implement significant changes to our inspector remuneration programs to address longstanding industry practices whereby (i) inspectors are provided with fixed reimbursements based on estimates of their out-of-pocket expenditures and (ii) many inspectors are paid on day rates. We completed our process of converting all inspectors from day rates to hourly rates. We also significantly reduced fixed expense reimbursements to our inspectors and added a variety of new benefits, including increased hourly wages, a 401(k) match, retention bonuses, and subsidized health, dental, vision, and life insurance. These changes were designed to give each inspector the same or greater remuneration as he or she was previously receiving. While some inspectors welcomed these changes, other inspectors preferred the old pay practices, and approximately 20% of our inspectors chose to switch to other providers in early 2022.

●	We operate in a large market with many potential future customers that we do not currently serve, and we have invested heavily in business development efforts. These efforts did not lead to any significant new customer wins during November or December 2021.

We considered these developments to be potential indicators of impairment and therefore performed a quantitative goodwill impairment analysis as of December 31, 2021. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. We estimated revenues and costs for a period of 9 years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We assumed that a hypothetical buyer would expect to benefit from revenue growth opportunities, both from new customers as a result of business development efforts and from existing customers as a result of an assumed recovery in market activity. We discounted these estimated future cash flows at a rate of 15%. We assumed that a hypothetical buyer would be a private company that would be subject to income taxes but that could obtain savings in general and administrative expenses from the elimination of certain expenses associated with being a publicly traded entity. Based on this quantitative analysis, we concluded that the goodwill of the Inspection Services segment was not impaired at December 31, 2021. Our analysis indicated that the fair value of the reporting unit of the Inspection Services segment exceeded its book value by 4% at December 31, 2021. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record a goodwill impairment.

Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside of our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include, but are not limited to, an increase or decrease in new construction projects, commodity prices, operating costs, interest rates, and cost of capital. While we believe we have made reasonable estimates and assumptions to estimate the fair value of the Inspection Services segment based on information available as of December 31, 2021, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future.

Subsequent to December 31, 2021, the following events occurred:

●	We learned in March 2022 that we did not win our bid to provide inspection services on a large project in a new service line with an existing customer. We previously believed we had a good chance of winning this bid.

●	Our nondestructive examination service line did not win any significant new revenue in the first three months of 2022 and its activity remains below the level estimated in our December 31, 2021 goodwill impairment analysis.

●	We did not win any significant new bids for services to new customers in the first three months of 2022.

●	Our competitors continue to pursue recruitment of our inspectors, using aggressive non-taxable pay packages.

Due to these recent developments, it is likely that we will need to perform an interim goodwill impairment assessment for the Inspection Services segment as of March 31, 2022 and it is reasonably possible that we will conclude that the goodwill of the Inspection Services segment is impaired as of March 31, 2022.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to Consolidated Financial Statements

Environmental Services

We completed our annual goodwill impairment assessment as of November 1, 2021 and concluded that the $10.1 million of goodwill of the Environmental Services segment was not impaired. We estimated the fair value of the reporting unit utilizing the income approach (discounted cash flows) valuation method, which is a Level 3 measurement as defined in ASC 820, Fair Value Measurement. Significant inputs in the valuation included projections of future revenues, anticipated operating costs, and appropriate discount rates. Since the volume of water we receive at our facilities is heavily influenced by the extent of exploration and production in the areas near our facilities, and since exploration and production is in turn heavily influenced by crude oil prices, we estimated future revenues by reference to crude prices in the forward markets. We used a forward price curve that reflects in the West Texas Intermediate (“WTI”) crude price each month, with the price remaining around $71 - $84 per barrel through January 2023 and declining to $57.49 per barrel in January 2032. We estimated future operating costs by reference to historical per-barrel costs and estimated future volumes. We estimated revenues and costs for a period of approximately 10 years and estimated a terminal value calculated as a multiple of the cash flows in the preceding year. We discounted these estimated future cash flows at a rate of 13.5%. We assumed that a hypothetical buyer would be a partnership that is not subject to income taxes and that could obtain savings in general and administrative expenses through synergies with its other operations. Based on this quantitative analysis, we concluded that the goodwill of the Environmental Services segment was not impaired. Our analysis indicated that the fair value of the reporting unit of the Environmental Services segment exceeded its book value by 13% at November 1, 2021. The use of different assumptions and estimates from those we used in our analysis could have resulted in the need to record a goodwill impairment.

Our estimates of fair value are sensitive to changes in a number of variables, many of which relate to broader macroeconomic conditions outside of our control. As a result, actual performance could be different from our expectations and assumptions. Estimates and assumptions used in determining fair value of the reporting units that are outside the control of management include, but are not limited to, commodity prices, operating costs, interest rates, and cost of capital. Our water treatment facilities are concentrated in one basin, and changes in oil and gas production in that basin could have a significant impact on the profitability of the Environmental Services segment. While we believe we have made reasonable estimates and assumptions to estimate the fair values of the Environmental Services segment, it is reasonably possible that changes could occur that would require a goodwill impairment charge in the future. Such changes could include, among others, a slower recovery in demand for petroleum products than assumed in our projections, an increase in supply from other areas (or other factors) that result in reduced production in North Dakota, and increased pessimism among market participants, which could increase the discount rate on (and therefore decrease the value of) estimated future cash flows.

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.

Notes to Consolidated Financial Statements

Depending on future events, it is reasonably possible that we could incur impairment charges associated with our property, plant, and equipment, goodwill, or intangible assets.

Noncontrolling Interests

We own a 51% interest in CBI (included in discontinued operations) and a 49% interest in CF Inspection Management, LLC (“CF Inspection”). The accounts of these subsidiaries are included in our Consolidated Financial Statements. The portion of the net (loss) income of these entities that is attributable to outside owners is reported in net income attributable to noncontrolling interests - continuing operations and net (loss) income attributable to controlling interests - discontinued operations in our Consolidated Statements of Operations, and the portion of the net assets of these entities that is attributable to outside owners is reported in noncontrolling interests in our Consolidated Balance Sheets.

CBI’s company agreement generally requires CBI to make an annual distribution to its members equal to or greater than the amount of CBI’s taxable income multiplied by the maximum federal income tax rate. As of March 31, 2022, CBI had $3.3 million of cash. We believe that the full amount of CBI’s cash should be distributed to us, as CBI’s assets were pledged as collateral under our Credit Agreement. The noncontrolling interest owners have taken the position that a portion of CBI’s cash should be distributed to them. We continue to have discussions about this matter with the noncontrolling interest owners of CBI and with our lenders, and the ultimate outcome is uncertain at this time.

Foreign Currency Translation

Our Consolidated Financial Statements are reported in U.S. dollars. We translate our Canadian-dollar-denominated assets and liabilities into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate our Canadian-dollar-denominated revenues and expenses into U.S. dollars at the average exchange rate in effect during the period.

Our Consolidated Balance Sheet at December 31, 2021 includes $2.6 million of accumulated other comprehensive loss associated with accumulated currency translation adjustments, all of which relate to our Canadian operations. If at some point in the future we were to substantially complete a liquidation of our Canadian operations, we would reclassify the balance in accumulated other comprehensive loss to other accounts within partners’ capital, which would be reported in the Consolidated Statements of Operations as a reduction to net income.

Our Canadian subsidiary has certain payables to our U.S.-based subsidiaries. These intercompany payables and receivables among our consolidated subsidiaries are eliminated in our Consolidated Balance Sheets. We report currency translation adjustments on these intercompany payables and receivables within foreign currency gains (losses) in our Consolidated Statements of Operations as we do not consider these intercompany balances to be long-term investments in nature. We report currency translation adjustments on other Canadian activity and balances within accumulated other comprehensive loss in our Consolidated Statement of Owners’ Equity.

New Accounting Standards

Accounting guidance proposed by the Financial Accounting Standards Board (“FASB”) that may impact our Consolidated Financial Statements, which we have not yet adopted, includes:

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

3.	Property and Equipment

Property and equipment consist of the following, recorded at cost, as of December 31, 2021 and 2020:

		December 31,
Asset Category	Useful Lives (years)	2021	2020
		(in thousands)

Land		$932	$1,123
Land improvements	15	617	978
Buildings and leasehold improvements	30 - 39	244	630
Facilities, wells and equipment	5 - 15	10,714	17,436
Computer and office equipment	3 - 9	3,198	3,228
Vehicles and other	3 - 5	54	54
		15,759	23,449
Less accumulated depreciation		9,622	14,059
Total property and equipment, net		$6,137	$9,390

Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $2.5 million, $2.6 million, and $2.3 million in 2021, 2020, and 2019 respectively, of which $0.2 million, $0.4 million, and $0.6 million was included as a component of costs of services in 2021, 2020, and 2019, respectively. In 2021, 2020 and 2019, depreciation expense included $0.1 million related to finance leases, respectively. We sold property and equipment which reduced accumulated depreciation by $0.2 million and $0.1 million in 2021 and 2020, respectively.

As of December 31, 2021 and 2020, we had $0.9 million and $1.4 million of unamortized software costs included in total property and equipment, net on our Consolidated Balance Sheets and $0.5 million and $0.4 million in 2021 and 2020, respectively, of depreciation expense related to software implementation costs for our HCM system that was implemented in early 2020.

In the fourth quarter of 2021, we recorded an impairment of $0.8 million to the property and equipment and $0.1 million to the lease assets of one of our water treatment facilities. The near-term outlook for this facility declined, due primarily to the fact that its primary customer built a competing facility and a planned new customer did not deliver the volume of water that we expected. In response to these events, we reduced the book value of the property and equipment of this facility to a nominal amount. This impairment reduced gross property and equipment by $7.6 million and accumulated depreciation by $6.8 million in 2021.

4.	Goodwill

Goodwill represents the excess of cost over fair value of the assets and liabilities of businesses acquired. Changes in goodwill are as follows:

	Inspection	Environmental
	Services	Services	Total

Balance - December 31, 2018	$40,228	$10,066	$50,294
Foreign currency adjustments	62	—	62
Balance - December 31, 2019	$40,290	$10,066	$50,356
Foreign currency adjustments	33	—	33
Balance - December 31, 2020	$40,323	$10,066	$50,389
Foreign currency adjustments	3	—	3
Balance - December 31, 2021	$40,326	$10,066	$50,392

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

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

5.	Intangible Assets

Intangible assets consist of the following at December 31, 2021 and 2020:

		December 31,
Asset Category	Useful Lives	2021	2020
	(years)	(in thousands)

Customer relationships	5 - 20	19,725	$19,725
Contracts	3	241	241
Trademarks and trade names	10	9,630	9,630
Inspector database	10	2,080	2,080
		31,676	31,676
Less accumulated amortization		18,683	16,533
Net intangibles		12,993	$15,143

Amortization expense was $2.1 million in each of 2021, 2020, and 2019, respectively.

Future amortization expense of our intangible assets is estimated to be as follows:

Year ending December 31,	(in thousands)

2022	$2,150
2023	1,552
2024	979
2025	979
2026	979
Thereafter	6,354
$12,993

6.	Debt

Credit Agreement

We are party to a credit agreement (the “Credit Agreement”) with a syndicate of seven banks (the “Lenders”), with Deutsche Bank Trust Company Americas serving as the Administrative Agent. The obligations under the Credit Agreement are secured by a first priority lien on substantially all of our assets. The Credit Agreement was amended in March 2021 and in August 2021. As amended, the Credit Agreement has a total capacity of $70.0 million, subject to various customary covenants and restrictive provisions, and matures on May 31, 2022. Any borrowings in excess of $60.0 million may only be used to fund working capital needs. Outstanding borrowings at December 31, 2021 and 2020 were $54.2 million and $62.0 million, respectively, and are reflected as current portion of long-term debt and long-term debt, respectively, on our Consolidated Balance Sheets.

Because the Credit Agreement matures within one year, there is substantial doubt about the Partnership’s ability to continue as a going concern. In addition, the audit report from our independent registered public accounting firm on these financial statements contains a going concern uncertainty paragraph, which is an event of default under our Credit Agreement. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Credit Agreement, the Lenders may declare any outstanding principal, together with any accrued and unpaid interest, to be immediately due and payable and may exercise the other remedies set forth or referred to in the Credit Agreement. We continue to work with Lenders and their financial and legal advisors regarding the Credit Agreement. With the support of the Lenders, we engaged an advisor to solicit potential debt and equity investors to submit proposals to recapitalize the Partnership and have received several proposals that are currently being evaluated by the board of directors and the Lenders. We and the Lenders may pursue a number of options, including but not limited to the possibility of i) a sale of the debt to a third party; ii) a sale of the debt to a related party; iii) entering into an agreement with a new investor for a stalking horse bid that would lead to an in-court restructuring and section 363 process; or some combination of these actions which may include a court-supervised restructuring. We have incurred and expect to continue to incur significant legal and advisory fees in developing our financing plans.

It is likely that our common units would be delisted from the NYSE in the event of any restructuring or liquidation proceeding. Such a proceeding would also likely lead to our common and preferred equity (including accrued and unpaid distributions) having no value, given the amount of our senior secured debt.

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

The interest rate on our borrowings ranged from 3.61% to 4.91% in 2021, 3.33% to 4.80% in 2020, and 4.70% to 6.02% in 2019. Interest paid, including commitment fees but excluding debt issuance costs, was $2.3 million, $3.4 million, and $4.8 million during 2021, 2020, and 2019, respectively. Prior to the 2021 amendments, the borrowing capacity on the Credit Agreement was higher than $70.0 million, and the average debt balance outstanding in 2021, 2020, and 2019 was $55.3 million, $80.8 million, and $81.4 million, respectively.

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

Debt issuance costs are reported as debt issuance costs, net on the Consolidated Balance Sheets and total $0.4 million and $0.2 million at December 31, 2021 and 2020, respectively. These debt issuance costs are being amortized on a straight-line basis over the term of the Credit Agreement. In 2021, we incurred $1.1 million of debt issuance costs related to two amendments to the Credit Agreement in 2021. Also in 2021, we incurred approximately $0.1 million of debt issuance costs related to an amendment that we expected to enter into in the first quarter of 2022. Because we have not entered into such an amendment, we will likely write off these debt issuance costs in 2022.

The carrying value of our long-term debt approximates fair value as of December 31, 2021 and 2020, as the borrowings under the Credit Agreement are considered to be priced at market for debt instruments having similar terms and conditions (Level 2 of the fair value hierarchy).

In the first three months of 2022, we borrowed $7.8 million and made payments of $3.9 million on the Credit Agreement, which increased the outstanding balance on the Credit Agreement to $58.1 million at April 14, 2022.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

7.	Income Taxes

As a limited partnership, we generally are not subject to federal, state or local income taxes. The tax on the net income of the Partnership is generally borne by the individual partners. We have Canadian activity that is taxable in Canada. In addition, we own entities which have elected to be taxed as corporations for U.S. federal income tax purposes through December 31, 2021. The amounts recognized as income tax expense, income taxes payable, and deferred tax liabilities in the Consolidated Financial Statements represent the Canadian and U.S. taxes referred to above, as well as partnership-level taxes levied by various states (primarily Texas).

	2021	2020	2019
	(in thousands)
Current tax expense (benefit)
U.S. federal	$11	$168	$1,008
State	49	311	1,256
Canadian	(17)	—	(46)
Total	43	479	2,218

Deferred tax expense (benefit)
U.S. federal	(2)	2	(36)
State	(1)	1	(15)
Canadian	—	—	15
Total	(3)	3	(36)

Total income tax expense	$40	$482	$2,182

The following table reconciles the differences between the U.S. federal statutory rate of 21% in each of 2021, 2020, and 2019, respectively, to the Partnership’s income tax expense on the Consolidated Statements of Operations for the years ended December 31:

	2021	2020	2019
	(in thousands)

Tax computed at statutory rate	$(1,973)	$(495)	$3,466
Income not subject to federal tax	1,614	672	(2,435)
State income taxes, net of federal benefit	(39)	318	1,192
Valuation allowance	425	—	—
Other	13	(13)	(41)
Total income tax expense	$40	$482	$2,182

We have domestic federal and state income tax net operating loss carryforwards relating to one of our corporate entities of approximately $0.4 million and $1.4 million respectively. We also have federal interest limitation carryforwards of $1.0 million relating to one of our corporate entities.  We assess available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit the use of the existing deferred tax assets generated by these carryforwards. Based on our evaluation as of December 31, 2021, we have recorded a valuation allowance of $0.4 million offsetting any deferred tax assets that would otherwise have been generated by the net operating loss and interest limitation carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on the deferred assets as of December 31, 2021 will be accounted for as a reduction of income tax expense in the year recognized.

Tax years that remain subject to examination by various taxing authorities for each of our consolidated entities include the years 2019 through 2021. Tax-related interest and penalties were insignificant in 2021, 2020, and 2019.

We had no uncertain tax positions that required recognition in the financial statements at December 31, 2021 or 2020.

8.	Owners’ Equity

Common Units

As of December 31, 2021 and 2020, there were 12,361,090 and 12,212,532 common units outstanding, respectively. As described in Note 6, our Credit Agreement, as amended in 2021, places significant restrictions on our ability to pay common unit distributions.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

Series A Preferred Units

In May 2018, we issued and sold 5,769,231 Series A Preferred Units (the “Preferred Units”) to an affiliate of our General Partner and received gross proceeds of $43.5 million. We used proceeds from the transaction to reduce outstanding borrowings on our Credit Agreement. The owner of the Preferred Units is entitled to receive quarterly distributions that represent an annual return of 9.5%. The Preferred Units rank senior to our common units, and we must pay distributions on the Preferred Units (including any arrearages) before paying distributions on our common units. In addition, the Preferred Units rank senior to the common units with respect to rights upon liquidation. As described in Note 6, our Credit Agreement, as amended in 2021, places significant restrictions on our ability to pay cash distributions.

The owner of the Preferred Units has the right to convert the Preferred Units into common units on a one-for-one basis. If certain conditions are met, we will have the option to cause the Preferred Units to convert to common units. We also have the option to redeem the Preferred Units: (a) at any time after the third anniversary of the closing date and on or prior to the fourth anniversary of the closing date at a redemption price equal to 105% of the issue price; and (b) at any time after the fourth anniversary of the closing date at a redemption price equal to 101% of the issue price. The Preferred Units have voting rights that are identical to the voting rights of the common units into which such Preferred Units would be converted at the then-applicable conversion rate.

Incentive Distribution Rights

Our General Partner owns a 0.0% non-economic general partnership interest in the Partnership, which does not entitle it to receive cash distributions. Affiliates of our General Partner hold incentive distribution rights (“IDRs”), which represent the right to receive an increasing percentage (15%, 25%, and 50%) of quarterly distributions of available cash from operating surplus after specified target distribution levels have been achieved. Affiliates of the General Partner would begin receiving incentive distribution payments when the quarterly cash distribution exceeds $0.445625 per common unit. There were no incentive distribution payments in 2021, 2020, or 2019.

At-the-Market Equity Program

In April 2019, we established an at-the-market equity program (“ATM Program”), which would have allowed us to offer and sell common units from time to time, to or through the sales agent under the ATM Program. We were under no obligation to sell any common units under this program and did not sell any common units under the ATM Program and, as such, did not receive any net proceeds or pay any compensation to the sales agent under the ATM Program. The program expired in March 2022. We expect to record expense of $0.2 million in the first quarter of 2022 to write off the deferred costs of establishing the program which were included in other assets on our Consolidated Balance Sheets as of December 31, 2021 and 2020.

Employee Unit Purchase Plan

In 2019, we established an employee unit purchase plan (“EUPP”), which would allow us to offer and sell up to 500,000 common units. Employees could elect to have up to 10 percent of their annual base pay withheld to purchase common units, subject to terms and limitations of the EUPP. The purchase price of the common units is 95% of the volume weighted average of the closing sales prices of our common units on the ten immediately preceding trading days at the end of each offering period. We have not yet made and no longer expect to make the EUPP available to employees, and as a result there have been no common unit offerings or issuances under the EUPP and no offerings or issuances are currently contemplated.

Net (Loss) Income Per Unit

Our net (loss) income is attributable and allocable to three ownership groups: (1) our preferred unitholder, (2) the noncontrolling interests in certain subsidiaries, and (3) our common unitholders. Net income attributable to preferred unitholder represents the 9.5% annual return to which the owner of the Preferred Units is entitled. Net income attributable to noncontrolling interests - continuing operations represents 51% of the income generated by CF Inspection. Net (loss) income attributable to noncontrolling interests - discontinued operations represents 49% of the net (loss) income generated by CBI. Net (loss) income attributable to common unitholders - continuing operations represents our remaining net (loss) income from continuing operations, after consideration of amounts attributable to our preferred unitholder and the noncontrolling interests. Net (loss) income attributable to common unitholders - discontinued operations represents our remaining net (loss) income from discontinued operations, after consideration of amounts attributable to the noncontrolling interests.

Basic net (loss) income per common limited partner unit - continuing operations is calculated as net (loss) income attributable to common unitholders - continuing operations divided by the basic weighted average common units outstanding. Basic net (loss) income per common limited partner unit - discontinued operations is calculated as net (loss) income attributable to common unitholders - discontinued operations divided by the basic weighted average common units outstanding. Diluted net (loss) income per common limited partner unit - continuing operations is calculated as net (loss) income attributable to common unitholders - continuing operations plus the net income attributable to preferred unitholder divided by the diluted weighted average common units outstanding. Diluted net (loss) income per common limited partner unit - discontinued operations is calculated as net (loss) income attributable to common unitholders - discontinued operations divided by the diluted weighted average common units outstanding. The diluted weighted average common units outstanding includes the basis weighted average units outstanding plus the dilutive effect of the potential conversion of the preferred units and the dilutive effect of the unvested equity compensation.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

The following summarizes the calculation of the basic net (loss) income per common limited partner unit – continuing operations, basic net (loss) income per common limited partner unit – discontinued operations, and basic net (loss) income per common limited partner unit for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per unit data)

Net (loss) income attributable to common unitholders - continuing operations	$(13,600)	$(6,989)	$10,164
Net (loss) income attributable to common unitholders - discontinued operations	(1,132)	1,441	1,717
Net (loss) income attributable to common unitholders	$(14,732)	$(5,548)	$11,881

Weighted average common units outstanding - basic	12,318	12,181	12,039

Basic net (loss) income per common limited partner unit - continuing operations	$(1.11)	$(0.58)	$0.85
Basic net (loss) income per common limited partner unit - discontinued operations	(0.09)	0.12	0.14
Basic net (loss) income per common limited partner unit	$(1.20)	$(0.46)	$0.99

The following summarizes the calculation of the diluted net (loss) income per common limited partner unit – continuing operations, diluted net (loss) income per common limited partner unit – discontinued operations, and diluted net (loss) income per common limited partner unit for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per unit data)

Net (loss) income attributable to common unitholders - continuing operations	$(13,600)	$(6,989)	$10,164
Net (loss) income attributable to common unitholders - discontinued operations	(1,132)	1,441	1,717
Net income attributable to preferred unitholder	—	—	4,133
	$(14,732)	$(5,548)	$16,014

Weighted average common units outstanding	12,318	12,181	12,039
Effect of dilutive securities:
Weighted average preferred units outstanding	—	—	5,769
Long-term incentive plan unvested units	—	—	481
Weighted average common units outstanding - diluted	12,318	12,181	18,289

Diluted net (loss) income per common limited partner unit - continuing operations	$(1.11)	$(0.58)	$0.79
Diluted net (loss) income per common limited partner unit - discontinued operations	(0.09)	0.12	0.09
Diluted net (loss) income per common limited partner unit	$(1.20)	$(0.46)	$0.88

For the year ended December 31, 2021 and 2020, the preferred units and long-term incentive plan unvested units would have been antidilutive and, therefore, were not included in the computation of diluted net (loss) income per common limited partner unit.

9.	Major Customers

The following table sets forth the customers who accounted for more than 10% of our consolidated revenue for the years ended December 31, 2021, 2020, and 2019:

2021	2020	2019
Pacific Gas and Electric Company NiSource, Inc.	Pacific Gas and Electric Company Enterprise Products Partners L.P.	Pacific Gas and Electric Company Phillips 66 Plains All American Pipeline L.P.

Revenues from these customers resulted from activities conducted by our Inspection Services segment. In 2021 and 2020, Pacific Gas and Electric Company accounted for more than 15% of our consolidated revenue. In 2019, Phillips 66 accounted for more than 15% of our consolidated revenue.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

10.	Equity Compensation

Long-Term Incentive Plan (“LTIP”)

Our General Partner has adopted a long-term incentive plan (“LTIP”) that authorizes the issuance of up to 2.5 million common units. Certain of our directors and employees have been awarded phantom restricted units under the terms of the LTIP in the form of time-based unit awards (“Service Units”), performance- based unit awards (“Performance Units”), and market-based unit awards (“Market Units”). In 2021, 2020, and 2019, compensation expense of $1.2 million, $1.0 million and $1.1 million, respectively, was recorded under the LTIP.

Time-Based Unit Awards – The majority of the Service Units vest in three tranches, with one-third of the units vesting three years from the grant date, one-third vesting four years from the grant date, and one-third vesting five years from the grant date, contingent only on the continued service of the recipients through the vesting dates. However, certain of the Service Units have different, and typically shorter, vesting periods. The fair value of the Service Units is determined based on the quoted market value of the publicly-traded common units at the grant date, adjusted for a discount to reflect the fact that distributions are not paid on the Service Units during the vesting period. We recognize compensation expense on a straight-line basis over the vesting period of the grant. We account for forfeitures when they occur. Total unearned compensation associated with the Service Units at December 31, 2021 and 2020 was $1.5 million and $2.5 million, respectively, with an average remaining life of 1.5 years and 2.0 years, respectively. The following table summarizes the activity of the Service Units in 2021, 2020, and 2019:

		Weighted Average
	Number of	Grant Date Fair
	Unvested Units	Value / Unit

Units at December 31, 2018	873,061	$5.83

Units granted	201,306	$4.40
Units vested	(145,200)	$8.48
Units forfeited	(64,635)	$6.10
Units at December 31, 2019	864,532	$5.04

Units granted	420,181	$4.15
Units vested	(168,969)	$7.66
Units forfeited	(144,723)	$4.39
Units at December 31, 2020	971,021	$4.29

Units granted	70,092	$2.20
Units vested	(240,063)	$4.75
Units forfeited	(39,789)	$4.33
Units at December 31, 2021	761,261	$3.95

On November 10, 2021, Stanley A. Lybarger resigned as a Director of the Board of Directors (the “Board”) of Cypress Environmental Partners GP, LLC, the general partner of Cypress Environmental Partners, L.P., effective as of the close of business on November 15, 2021. Mr. Lybarger was also the chair of the Audit Committee of the Board. Mr. Lybarger’s resignation was not the result of any disagreement with us, our management, or the Board. Also, on November 10, 2021, the Board voted unanimously to accelerate the vesting of Mr. Lybarger’s 30,664 unvested Service Units as of the close of business on November 15, 2021.

In March 2022, the Board of Directors cancelled 576,807 unvested Service Units for the directors and certain members of management and intend to replace them with an equal number of Unit Appreciation Rights (“UARs”). These new UARs are expected to have vesting dates that are identical to the vesting dates of the phantom restricted units they expect to replace. The new UARs are expected to terminate ten years from the original grant dates of the Service Units they expect to replace.

Performance-Based Unit Awards – In the third quarter of 2019, we granted Performance Units to certain employees that are subject to performance conditions in addition to the service condition. These Performance Units will vest in April 2022, April 2023, April 2024, or not at all, depending on our performance relative to a specified profitability target. We recognize compensation expense on a straight-line basis over the estimated vesting period of the grant. We adjust the life-to-date expense recognized for the Performance Units for any changes in our estimates of the number of units that will vest and the timing of vesting. We account for forfeitures when they occur. The Performance Units had an estimated grant date fair value of $4.19 per unit and are being expensed over a service period of 3.73 years.

In addition, we have issued grants of Performance Units that vest three years from the grant date. Upon vesting, the recipient is entitled to receive a number of common units equal to a percentage of the units granted, based on the recipient meeting various performance targets in addition to the service condition.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

There was no unearned compensation associated with the Performance Units at December 31, 2021 and less than $0.1 million at December 31, 2020. The Performance Units had an average remaining life of 1.3 years and 1.5 years at December 31, 2021 and 2020, respectively. The following table summarizes the activity of the Performance Units in 2021, 2020, and 2019:

		Weighted Average
	Number of	Grant Date Fair
	Unvested Units	Value / Unit

Units at December 31, 2018	101,648	$5.11

Units granted	89,402	$4.19
Units vested	(6,167)	$6.54
Units forfeited	(24,310)	$6.45
Units at December 31, 2019	160,573	$4.34

Units granted	1,050	$4.19
Units vested	—	$—
Units forfeited	(20,574)	$4.19
Units at December 31, 2020	141,049	$4.36

Units granted	—	$—
Units vested	—	$—
Units forfeited	(77,044)	$4.50
Units at December 31, 2021	64,005	$4.19

During March 2021, four members of our Board of Directors (“Directors”) elected to have certain of their LTIP units net settled upon vesting for tax withholding purposes. As the Directors are not considered employees under the IRS statutory withholding requirements, any unit withholding upon settlement is considered an excess withholding, resulting in liability accounting treatment for the entire award. The modification of these awards from equity awards to liability awards did not result in the recognition of any additional compensation cost. As of December 31, 2021, we recorded $ 0.2 million of liabilities in accrued payroll and other and other noncurrent liabilities related to these awards on our Consolidated Balance Sheet. The remaining unvested LTIP units previously granted to employees continue to be accounted for as equity awards.

In March 2022, the Board of Directors cancelled 51,250 unvested Performance Units for certain members of management. It was not likely that we would meet the performance targets required for any of these Performance Units to vest.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

Market-Based Unit Awards – In the third quarter of 2019, we granted Market Units that are subject to market conditions in addition to the service condition. Half of the Market Units will vest in April 2022, April 2023, April 2024, or not at all, depending on the market value of our common units relative to specified targets on those dates. These Market Units had an estimated fair value on the grant date of $3.51 per unit and are being expensed over a derived service period of 2.73 years. The other half of the Market Units will vest in April 2022, April 2023, April 2024, or not at all, depending on the yield on our common units relative to specified targets on those dates. The Market Units granted in 2020 had an estimated fair value on the grant date of $3.58 per unit and are being expensed over a derived service period of 2.73 years. Compensation expense is recognized on a straight-line basis over a derived service period, regardless of when, if ever, the market condition is satisfied. Total unearned compensation associated with the Market Units at December 31, 2021 and 2020 was less than $0.1 million and $0.1 million, respectively, with an average remaining life of 0.3 years and 1.3 years, respectively. The following table summarizes the activity of the Market Units in 2021, 2020, and 2019:

		Weighted Average
	Number of	Grant Date Fair
	Unvested Units	Value / Unit

Units at December 31, 2018	—	$—

Units granted	89,403	$3.54
Units vested	—	$—
Units forfeited	(875)	$3.54
Units at December 31, 2019	88,528	$3.54

Units granted	1,050	$3.54
Units vested	—	$—
Units forfeited	(20,576)	$3.54
Units at December 31, 2020	69,002	$3.54

Units granted	—	$—
Units vested	—	$—
Units forfeited	(4,998)	$3.54
Units at December 31, 2021	64,004	$3.54

In March 2022, the Board of Directors cancelled 51,250 unvested Market Units for certain members of management. It was not likely that we would meet the targets required for any of these Market Units to vest.

Unit Appreciation Rights - In the second quarter of 2021, we granted 1,048,000 UARs to certain employees. The UARs will vest in three equal tranches in May 2024, May 2025, and May 2026, respectively, contingent only on the continued service of the recipients through the vesting dates. The UARs have an exercise price of $2.14 and terminate ten years from the grant date. The assumptions used to estimate the fair value of the UARs at the grant date were as follows:

Expected term	7 years
Expected volatility	66.54%
Distribution yield	0.00%
Risk-free interest rate	1.26%

We used a term-matched historical volatility in determining the fair value of the UARs. We considered using a blended approach of historical and implied volatilities but concluded this method could not be utilized given the lack of applicable option trading volume of our common units.

The UARs granted in 2021 had an estimated fair value on the grant date of $1.40 per unit and are being expensed on a straight-line basis over the service period. Total unearned compensation associated with the UARs at December 31, 2021 was $1.2 million with an average remaining life of 3.4 years. The following table summarizes the activity of the UARs in 2021:

		Weighted Average
	Number of	Grant Date Fair
	Unvested UARs	Value / UAR

UARs at December 31, 2020	—	$—

UARs granted	1,048,000	$1.40
UARs vested	—	$—
UARs forfeited	(85,000)	$1.40
UARs at December 31, 2021	963,000	$1.40

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

11.	Related-Party Transactions

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

Prior to January 1, 2020, the omnibus agreement called for Holdings to provide certain general and administrative services, including executive management services and expenses associated with our being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. In an effort to simplify this arrangement so it would be easier for investors to understand, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred. Under our current cost structure, these direct expenses have been lower than the annual administrative fee that we previously paid, although we experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. In 2019, Holdings charged us an administrative fee of $4.5 million, recorded within general and administrative in the Consolidated Statement of Operations.

Alati Arnegard, LLC

The Partnership provides management services to a 25% owned company, Alati Arnegard, LLC (“Arnegard”), which is part of the Environmental Services segment. We recorded earnings from this investment of $0.2 million in each of 2021, 2020, and 2019, respectively. These earnings are recorded in other, net on the Consolidated Statements of Operations and equity in earnings of investee on the Consolidated Statements of Cash Flows. Management fee revenue earned from Arnegard is included in revenues on the Consolidated Statements of Operations and totaled $0.6 million in 2021, and $0.7 million in both 2020 and 2019, respectively. Accounts receivable from Arnegard totaled $0.1 million and $0.2 million at December 31, 2021 and 2020, respectively, and is included in trade accounts receivable, net on the Consolidated Balance Sheets. Our investment in Arnegard totaled approximately $0.4 million at both December 31, 2021 and 2020, respectively and is included in other assets on the Consolidated Balance Sheets.

CF Inspection Management, LLC

We have entered into a joint venture with CF Inspection, a nationally certified woman-owned business. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a Women’s Business Enterprise by the Supplier Clearinghouse in California and as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the years ended December 31, 2021, 2020, and 2019, CF Inspection, which is part of the Inspection Services segment, represented 9%, 6%, and 3% of our consolidated revenue, respectively.

CBI

Entities owned by Holdings provided contract labor support to CBI. During the years ended December 31, 2021, 2020, and 2019, we incurred less than $0.1 million, $0.6 million, and $0.2 million of expense associated with these services, which is included in net (loss) income from discontinued operations, net of tax in our Consolidated Statements of Operations.

Continental Resources, Inc.

A Director of our General Partner is the President and Chief Operating Officer of Continental Resources, Inc. (“Continental”). Our Environmental Services segment provides water treatment services to Continental. Revenues from Continental were $0.6 million, $0.3 million, and $0.5 million, respectively, during the years ended December, 31, 2021, 2020, and 2019.

12.	Leases

We determine if an agreement contains a lease at the inception of the arrangement. If an arrangement is determined to contain a lease, we classify the lease as an operating lease or a finance lease, depending on the terms of the arrangement. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate unless the implicit rate is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. The lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

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

Operating Leases

Our operating leases include leases for office space and land lease agreements for four of our water treatment facilities. Our lease for our office space headquarters constitutes the substantial majority of our Operating ROU asset at December 31, 2021 of $1.4 million. The lease expires in November of 2024, unless terminated earlier with a payment of a penalty under certain circumstances specified in our lease. In the determination of the lease term for this lease, we concluded the lease term would extend through November 2024, as it was not reasonably certain at the inception of the agreement that we would exercise any of the termination options in the agreement. In the fourth quarter of 2021, we recorded an impairment of $0.1 million to the operating lease right-of-use asset of one of our water treatment facilities. The near-term outlook for this facility declined, due primarily to the fact that its primary customer built a competing facility and a planned new customer did not deliver the volume of water that we expected. In response to these events, we reduced the right-of-use asset for this lease to zero. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for our operating leases was 3.3 years and 6.1%, respectively. Our operating leases are reflected as operating lease right-of-use assets within noncurrent assets and operating lease obligations within current and noncurrent liabilities on our Consolidated Balance Sheets.

Our operating lease obligations at December 31, 2021 with terms that are greater than one year mature as follows (in thousands):

2022	$511
2023	556
2024	512
2025	29
2026	29
Thereafter	37
Total lease payments	$1,674
Less imputed interest	(167)
Total operating lease obligation	$1,507

Finance Leases

Our finance leases primarily include leases for vehicles. As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for our finance leases was 1.4 years and 5.4%, respectively. Our finance leases are reflected as finance lease right-of-use assets, net within noncurrent assets and finance lease obligations within current and noncurrent liabilities on our Consolidated Balance Sheets.

Our finance lease obligations at December 31, 2021 with terms that are greater than one year mature as follows (in thousands):

2022	$39
2023	16
Total lease payments	$55
Less imputed interest	(2)
Total finance lease obligation	$53

Lease Expense Components

During the years ended December 31, 2021, 2020, and 2019, our lease expense consists of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Finance lease expense:
Amortization of right-of-use assets	$53	$54	$11
Interest on lease liabilities	4	7	7
Operating lease expense	464	679	598
Short-term lease expense - general and administrative	46	47	95
Short-term lease expense - costs of services (a)	242	361	407
Variable lease expense	5	7	10
Sublease income - related parties	(28)	(28)	(32)
Total lease expense	$786	$1,127	$1,096

(a)	These short-term lease expenses are included in costs of services within our Consolidated Statement of Operations. The nature of these expenses includes the rental of vehicles and various other types of equipment. These rentals have lease terms of one year or less.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

13.	Commitments and Contingencies

Security Deposits

We have various obligations that are secured with security deposits totaling $1.1 million and $0.7 million at December 31, 2021 and 2020, respectively. These amounts are reported in restricted cash equivalents in our Consolidated Statements of Cash Flows and in prepaid expenses and other on our Consolidated Balance Sheets.

Compliance Audit Contingencies

Certain agreements with customers offer our customers the right to perform periodic compliance audits, which include the examination of the accuracy of our invoices. Should our invoices be determined to be inconsistent with the agreements, the agreements may provide the customer the right to receive a credit or refund for overcharges identified. At any given time, we may have multiple audits ongoing. As of December 31, 2021 and 2020, we established reserves of $0.3 million as an estimate of liabilities related to these compliance audit contingencies.

Litigation Settlements

Certain of our current and former inspectors who were compensated on a day rate have filed lawsuits and arbitration claims against us, alleging that they were entitled to hourly wages with overtime under the Fair Labor Standards Act. In early 2022 we agreed to settle 64 of these claims for a combined amount of approximately $1.0 million, to be paid in installments during 2022. We recorded accruals for this settlement of $0.8 million and $0.2 million in 2021 and 2020, respectively, reported within general and administrative in the Consolidated Statements of Operations and accrued payroll and other on our Consolidated Balance Sheets. In addition, we settled certain claims for $0.1 million in 2020, that we accrued for in 2019 within general and administrative in the Consolidated Statements of Operations.

In 2021, we settled a dispute with another party. We and the other party agreed to fully and finally resolve our differences without any admission of liability. We received proceeds of $1.6 million related to this settlement and we recorded a gain of $1.6 million within other, net in the Consolidated Statement of Operations.

In 2019, we agreed to a settlement with a former subcontractor and we recorded a gain of $1.3 million within other, net in the Consolidated Statement of Operations related to this settlement. In addition, we recorded expense of $0.3 million in 2020, related to the settlement of a litigation matter. We recorded this expense within general and administrative in the Consolidated Statements of Operations.

Legal Proceedings

Cypress Environmental Partners, L.P., et al v. James S. Allen v. Peter C. Boylan, III, et al

On March 7, 2022, the Partnership and CEM LLC filed a lawsuit in the District Court of Tulsa County, State of Oklahoma, against a former employee and officer (the “Former Employee”) alleging that he breached his duty of loyalty as an officer, conspired against the Partnership and interfered with certain of the Partnership’s customer relationships (the “Initial Complaint”). The Partnership and CEM filed the Initial Complaint after receiving a payment demand from the Former Employee alleging wrongful termination.

On April 14, 2022, the Former Employee filed an answer to the Initial Complaint, as well as counterclaims against the Partnership, CEM LLC, the General Partner, Holdings, TIR LLC and certain directors and officers of the General Partner, alleging, among other things, that he was wrongly induced to accept employment, wrongfully terminated and intentionally subjected to emotional distress (the “Counterclaim”). In the Counterclaim, the Former Employee further alleged that the defendants named in the Counterclaim made deficient disclosures regarding the inspector pay practices in the Partnership’s periodic reports with the Securities and Exchange Commission, despite the fact that the Former Employee participated on the Partnership’s disclosure committee and provided numerous certifications that he was not aware of any errors, omissions or instances of fraud in the books and records of the Partnership during the period in which he alleges that the defendants named in the Counterclaim made deficient disclosures in the Partnership’s periodic reports with the Securities and Exchange Commission. The Former Employee is seeking general, compensatory, liquidated and punitive damages, in addition to pre-judgment interest and reimbursement of reasonable attorney’s fees and costs.

The defendants named in the Counterclaim believe that the allegations are meritless and plan to vigorously defend against such allegations and continue to pursue the claims against the Former Employee alleged in the Initial Complaint.

Other

We are and may in the future be subject to litigation and binding arbitration involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, including claims regarding the Fair Labor Standards Act and state wage and hour laws, and have received indemnification demands from some of our customers in regard to such claims, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Claims related to the Fair Labor Standards Act are generally not covered by insurance. From time to time, we are subject to various claims, lawsuits and other legal proceedings brought or threatened against us in the ordinary course of our business. These actions and proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, punitive damages and civil penalties or other losses, liquidated damages, consequential damages, or injunctive or declaratory relief. The outcome of related litigation is unknown at this time but could be material to our financial statements in future periods. As of December 31, 2021, we have accrued approximately $1.0 million for certain claims on which we agreed to a settlement in early 2022.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

14.	Segment Disclosures

The Partnership’s operations consist of two reportable segments: (i) Inspection Services, and (ii) Water and Environmental Services (“Environmental Services”). The amounts within “Other” represent corporate and overhead items not specifically allocable to the other reportable segments. As described in Note 2, we have reclassified our former Pipeline & Process Services segment to discontinued operations for all periods presented.

The following table outlines segment operating income and a reconciliation of total segment operating (loss) income to net (loss) income before income tax expense.

	Inspection		Environmental
	Services		Services		Other		Total
	(in thousands)

Year ended December 31, 2021

Revenues	$112,981		$4,336		$—		$117,317
Costs of services	99,995		1,781		—		101,776
Gross margin	12,986		2,555		—		15,541
General and administrative	14,719		1,647		1,531	(a)	17,897
Depreciation, amortization and accretion	2,306		1,731		498		4,535
Impairments	—		881		—		881
Losses on asset disposals, net	23		9		—		32
Operating loss	$(4,062)		$(1,713)		$(2,029)		(7,804)
Interest expense, net							(3,601)
Foreign currency losses							(16)
Other, net							2,024
Net loss before income tax expense							$(9,397)

Year ended December 31, 2020

Revenues	$181,526		$5,754		$—		$187,280
Costs of services	161,726		2,015		—		163,741
Gross margin	19,800		3,739		—		23,539
General and administrative	15,282		1,802		1,158	(b)	18,242
Depreciation, amortization and accretion	2,217		1,648		460		4,325
Losses on asset disposals, net	—		5		—		5
Operating income (loss)	$2,301		$284		$(1,618)		967
Interest expense, net							(3,959)
Foreign currency gains							107
Other, net							530
Net loss before income tax expense							$(2,355)

Year ended December 31, 2019

Revenues	$371,994		$10,317		$—		$382,311
Costs of services	331,498		3,029		—		334,527
Gross margin	40,496		7,288		—		47,784
General and administrative	19,086	(d)	2,995	(e)	1,390	(c)	23,471
Depreciation, amortization and accretion	2,224		1,632		18		3,874
Losses on asset disposals, net	1		—		—		1
Operating income (loss)	$19,185		$2,661		$(1,408)		20,438
Interest expense, net							(5,249)
Foreign currency gains							222
Other, net							1,096
Net income before income tax expense							$16,507

Total Assets

December 31, 2021	$72,275		$17,317		$7,386		$96,978

December 31, 2020	$82,458		$19,708		$17,820		$119,986

(a)	Amount includes $0.5 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.
(b)	Amount includes $0.5 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.
(c)	Amount includes $0.3 million of indirect general and administrative expenses that were previously reported within the Pipeline & Process Services segment, prior to that segment being reported as a discontinued operation.
(d)	Amount includes $3.3 million of the administrative fee charged by Holdings specified in the omnibus agreement.
(e)	Amount includes $1.2 million of the administrative fee charged by Holdings specified in the omnibus agreement.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

15.	Distributions

The following table summarizes the cash distributions that we declared and paid on common and subordinated units since our initial public offering:

			Total Cash
	Per Unit Cash	Total Cash	Distributions
Payment Date	Distributions	Distributions	to Affiliates (a)
		(in thousands)

Total 2014 Distributions	$1.104646	$13,064	$8,296
Total 2015 Distributions	1.625652	19,232	12,284
Total 2016 Distributions	1.625652	19,258	12,414
Total 2017 Distributions	1.036413	12,310	7,928
Total 2018 Distributions	0.840000	10,019	6,413

February 14, 2019	0.210000	2,510	1,606
May 15, 2019	0.210000	2,531	1,622
August 14, 2019	0.210000	2,534	1,624
November 14, 2019	0.210000	2,534	1,627
Total 2019 Distributions	0.840000	10,109	6,479

February 14, 2020	0.210000	2,534	1,627
May 15, 2020	0.210000	2,564	1,641
Total 2020 Distributions	0.420000	5,098	3,268

Total Distributions (since IPO)	$7.492363	$89,090	$57,082

(a)	Approximately 64% of the Partnership’s outstanding common units at December 31, 2021 were held by affiliates.

CYPRESS ENVIRONMENTAL PARTNERS, L.P.
Notes to Consolidated Financial Statements

The following table summarizes the distributions paid to our preferred unitholder:

Cash
Payment Date	Distributions
(in thousands)

November 14, 2018 (a)	$1,412
Total 2018 Distributions	1,412

February 14, 2019	1,033
May 15, 2019	1,033
August 14, 2019	1,033
November 14, 2019	1,034
Total 2019 Distributions	4,133

February 14, 2020	1,033
May 15, 2020	1,033
August 14, 2020	1,033
November 14, 2020	1,034
Total 2020 Distributions	4,133

Total Distributions	$9,678

(a)	This distribution relates to the period from May 29, 2018 (date of preferred unit issuance) through September 30, 2018.

In 2020, in light of the challenging market conditions, we made the difficult decision to suspend payment of common and preferred unit distributions. As described in Note 6, our Credit Facility, as amended in 2021, contains significant restrictions on our ability to pay cash distributions. As of December 31, 2021, we had accrued but unpaid preferred unit distributions of $4.1 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021. Additionally, we have implemented a quarterly sub-certification process whereby other members of management review our filings and confirm that they are not aware of any significant deficiencies in the effectiveness of key controls in their functional areas and that they are not aware of any material inaccuracies or omissions in our financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

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

The internal controls are supported by written processes and complemented by a staff of competent business process owners, as well as competent and qualified specialists used to assist in testing the operating effectiveness of the internal control over financial reporting.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2021, we maintained effective internal control over financial reporting, and management believes that we have no material internal control weaknesses in our financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our general partner currently has six directors. Holdings appoints all members to the board of directors of our general partner. Pursuant to our general partner’s operating agreement, Holdings appointed to our board of directors (i) Peter C. Boylan III, who has the right to serve as a director as long as CEP Capital Partners, LLC, an entity controlled by Mr. Boylan, is a member of Holdings and (ii) such other individuals selected by Mr. Boylan that, together with Mr. Boylan, constitute a percentage of the board of directors equal to the percentage of Holdings that CEP Capital Partners, LLC owns. In his exercise of this right, Mr. Boylan has appointed himself and may appoint others to the board. We have three independent directors who qualify for service on the audit committee. Our board of directors has determined that Jack H. Stark, John T. McNabb II, and Jason N. Wilcox are independent under the independence standards of the NYSE and eligible to serve on the audit committee.

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

Committees of the Board of Directors

The board of directors of our general partner has an audit committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.

Audit Committee

Our general partner has an audit committee comprised of three directors who each meet the independence and experience standards established by the NYSE and the Exchange Act. Jack H. Stark, John T. McNabb II, and Jason N. Wilcox serve as the members of our audit committee. Mr. McNabb began serving as Chairman of the audit committee upon his appointment in November 2021, after Stanley A. Lybarger, the previous Chairman of the audit committee, resigned from the board of directors. Our board of directors has determined that Mr. McNabb, Mr. Stark, and Mr. Wilcox each have sufficient expertise in accounting or financial management to qualify as an audit committee financial expert in accordance with Item 407(d) of Regulation S-K. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee.

Conflicts Committee

At least two members of the board of directors of our general partner will serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. John T. McNabb II, Jack H. Stark, and Jason N. Wilcox serve as the members of our conflicts committee. Mr. McNabb serves as the Chairman of the conflicts committee. The board of directors of our general partner determines whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on a committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units acquired on the open market or awards under our incentive compensation plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Please read “Conflicts of Interest and Duties.”

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

Name	Age	Position with Cypress Environmental Partners GP, LLC
Peter C. Boylan III	58	Chairman of the Board, Chief Executive Officer and President
Richard M. Carson	55	Senior Vice President and General Counsel
Jeff English	47	Senior Vice President and Chief Operating Officer
Jeffrey A. Herbers	45	Vice President and Chief Financial Officer
Cynthia A. Field	61	Director
John T. McNabb, II	77	Director and Audit and Conflicts Committee Chairman
Jack H. Stark	77	Director
Charles C. Stephenson, Jr.	85	Director
Jason N. Wilcox	53	Director

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

Jeff English is Senior Vice President and Chief Operating Officer of Cypress Environmental Partners GP, LLC, having served in that capacity since the fourth quarter of 2021. Mr. English joined Cypress in 2013 and previously served as the operational leader of our Environmental Services and Pipeline & Process Services segments. Prior to joining Cypress, Mr. English served as Vice President of Operations for Bosque Systems, LLC, a water management & recycling company. Mr. English also has previous experience in telecommunications and consulting for Ernst & Young. Mr. English is a graduate of Baylor University, with a M.A. in Business Communication and Southwestern University.

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

John T. McNabb II has served as a director on the board of Cypress Environmental Partners GP, LLC since January 14, 2014 and serves as Chairman of our conflicts and audit committees. He co-founded the Trump Leadership Council in April 2016 and served on the council until January 2017. He has also served as Vice Chairman of the American Leadership Council since August 2018. Mr. McNabb has served on the boards of eight publicly-traded companies and currently sits on the board of Continental Resources (where he has served as Lead Director). Mr. McNabb was elected to serve as non-executive Chairman of the Board of Willbros Group, Inc. from September 2007 until August 2014 when he was appointed Executive Chairman. He was appointed Chief Executive Officer in October 2014 and elected to the board of Directors in August 2006. Effective December 1, 2015, Mr. McNabb retired from his positions as Chairman and Chief Executive Officer and did not stand for re-election when his term as Director expired in 2016. Mr. McNabb also serves as Senior Advisor and was formerly Vice Chairman, Corporate Finance of Duff & Phelps Securities LLC, a leading global financial advisory firm. Prior thereto, Mr. McNabb was a founder and Chairman of Growth Capital Partners LP and formerly was a Managing Director of Bankers Trust New York Corporation and a board member of BT Southwest Inc., a wholly-owned subsidiary of Bankers Trust. Prior thereto, he served in various capacities with The Prudential Insurance Company of America including having responsibility for a multi-billion dollar investment portfolio primarily focused on energy investments. He started his energy career with Mobil Oil in the E&P Division. He has owned equity interests in approximately twenty private energy related companies and acted in operating or financial roles in several. Mr. McNabb has also served as a director of twelve private energy companies located in both Canada and the United States. He is an emeritus member of the board of Visitors of The Fuqua School of Business at Duke University and served as Chairman of the Board of Visitors of The University of Houston and also served as Chairman of the Dean’s Advisory Board at The Bauer College of Business and as an Executive Professor of Finance at the University of Houston. Mr. McNabb holds BA and MBA degrees from Duke University and served in the US Air Force during the Vietnam conflict, rising to the rank of Captain and was awarded the Air Medal with three Oak Leaf Clusters and the Distinguished Flying Cross.

Jack H. Stark became a director of our board in April 2020. Mr. Stark has over 40 years of experience in the upstream E&P industry and is currently President of Continental Resources, Inc. ("Continental"). Mr. Stark joined Continental as Exploration Manager in 1992 and over his 29 years with Continental served as Senior Vice President of Exploration from 1998 to 2014 and President and Chief Operating Officer from 2014 to February 1, 2022 at which time he relinquished the position of COO in preparation for his retirement. Mr. Stark plans to retire as President of Continental Resources, Inc. by late Spring 2022, whereafter he will serve as advisor to the CEO on a part time basis. Mr. Stark also served on Continental’s Board of Directors from 1998 until 2008. Prior to joining Continental, Mr. Stark was Exploration Manager for the Western Mid-Continent Region for Pacific Enterprises from 1988 to 1992 and held various staff and middle management positions with Cities Service Company, Texas Oil and Gas and Western Nuclear from 1978 to 1988. Mr. Stark holds a master’s degree of Science in Geology from Colorado State University and is a member of the American Association of Petroleum Geologists, The Petroleum Alliance of Oklahoma, WildCatters Club, Rocky Mountain Association of Geologists, Houston Geological Society and the Oklahoma City Geological Society.

Charles C. Stephenson, Jr. has been a director on the board of Cypress Environmental Partners GP, LLC since the close of the initial public offering in January 2014. Previously, Mr. Stephenson served as Chairman of the Board of Premier Natural Resources, an independent oil and gas company of which he is also a co-founder. Mr. Stephenson is also an owner of Regent Private Capital II LLC and was a co-founder and director of Growth Capital Partners, an investment and merchant banking firm. From 1983 to 2006, Mr. Stephenson worked for Vintage Petroleum, Inc. which he founded and for which he served as Chairman of the Board, President, and Chief Executive Officer at the time of its sale to Occidental Petroleum in 2006. Mr. Stephenson received a B.S. in petroleum engineering from the University of Oklahoma. Mr. Stephenson is a member of the Society of Petroleum Engineers and has served on the board of the National Petroleum Council.

Jason N. Wilcox has served on the board of directors of Cypress Environmental Partners, GP, LLC, the general partner of the Partnership, since November 15, 2021. He also serves on the Audit Committee and Conflicts Committee. Mr. Wilcox has over 25 years of investment banking experience. He has served as Manager of The Wilcox Group, LLC (dba Wilcox Investment Bankers), an independent boutique investment bank providing financial solutions to owners of middle-market industrial and energy businesses, since founding the company in 2008. He has also served as Manager of TWG Securities, LLC, an investment vehicle focused on commercial real estate, private and public companies, private equity funds and oil & gas royalties, since founding the company in 2008. Mr. Wilcox served as Senior V.P. & Managing Director of Growth Capital Partners, L.P. from 2004 – 2008 and as Vice President at Southwest Securities, Inc. from 2002 – 2004. Prior to that Mr. Wilcox worked as an Associate at Bear Stearns & Company, Inc. and Raymond James & Associates, Inc. Mr. Wilcox has served on the Board of Trustees of University of Mary Hardin-Baylor since 2015. Mr. Wilcox has Bachelor of Science degree in Economics from Texas A&M University and a Master of Business Administration degree from The Wharton School of the University of Pennsylvania.

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

Non-management directors of our general partner meet in executive session without management participation at each meeting of the board of directors. These executive sessions are chaired by John T. McNabb II, the chairman of our audit committee, or such independent director as he designates. Interested parties may communicate directly with the independent directors by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in care of Mr. McNabb at:

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

Compensation Overview

This Executive Compensation section provides an overview of the executive compensation program for our named executive officers identified below. For the year ended December 31, 2021, our named executive officers (“NEOs”) were:

●	Peter C. Boylan III, our Chairman, Chief Executive Officer and President;

●	Richard M. Carson, our Senior Vice President and General Counsel;

●	Jeffrey A. Herbers, our Vice President and Chief Financial Officer and;

●	Jeff English, our Senior Vice President and Chief Operating Officer.

Mr. English joined Cypress in 2013 and has served in a variety of leadership roles. He became an NEO in November 2021 upon his promotion to Senior Vice President and Chief Operating Officer.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our NEOs for the years ended December 31, 2021, 2020, and 2019.

					Unit	Option
			Bonus		Awards	Awards
Name and Principal Position	Year	Salary	(a)		(b)	(b)	Total

Peter C. Boylan III	2021	$425,000	$220,000	(c)	$—	$651,000	$1,296,000
Chairman, Chief Executive Officer and President	2020	366,667	—		536,250	—	902,917
	2019	466,807	891,159		463,881	—	1,821,847

Richard M. Carson	2021	$279,563	$65,000		$—	$161,000	$505,563
Senior Vice President and General Counsel	2020	252,000	—		151,866	—	403,866
	2019	312,500	234,500		161,350	—	708,350

Jeffrey A. Herbers	2021	$199,688	$70,000	(c)	$—	$161,000	$430,688
Chief Financial Officer	2020	180,000	—		120,549	—	300,549
	2019	222,502	197,500		80,675	—	500,677

Jeff English	2021	$208,125	$70,000		$—	$112,000	$390,125
Senior Vice President and Chief Operating Officer

(a)	Represents cash bonus awards paid. For more information, see “Bonus awards” below.

(b)	Represents the grant date fair value of awards granted under the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan as determined in accordance with FASB ASC Topic 718. For additional information, please see Note 10 to the Consolidated Financial Statements in Item 8 of this Annual Report. As of April 8, 2022, the market price of our common units was $1.37 per unit, which is significantly lower than the market price of the common units at the time the awards were granted.

(c)	Mr. Boylan and Mr. Herbers have elected to defer the receipt of their bonuses for the 2021 plan year, as described below.

Narrative Disclosure to Summary Compensation Table

Elements of the compensation program. For 2021, the primary elements of compensation for our NEOs included base salary, cash bonus awards and equity awards granted in the form of phantom restricted units and unit appreciation rights.

Base compensation for 2021. Base salaries for our NEOs are set at levels deemed necessary to attract and retain talented individuals and are intended to be competitive with executive salaries in our industry.

The following table sets forth the current annualized base salary rates for our NEOs.

Name and Principal Position	Current Base Salary

Peter C. Boylan III	$500,000
Chairman, Chief Executive Officer and President

Richard M. Carson	$315,000
Senior Vice President and General Counsel

Jeffrey A. Herbers	$225,000
Vice President and Chief Financial Officer

Jeff English	$225,000
Senior Vice President and Chief Operating Officer

In May 2020, Mr. Boylan’s annual salary was reduced from $500,000 to $300,000, Mr. Carson’s annual salary was reduced from $315,000 to $220,500, Mr. Herbers’ annual salary was reduced from $225,000 to $157,500, and Mr. English’s annual salary was reduced from $225,000 to $180,000. These reductions were made as part of a larger reduction in salaries in response to adverse market conditions in 2020. In May 2021, the salaries for the NEOs were prospectively restored to the amounts prior to the temporary salary reductions.

Effective April 1, 2022, Mr. Herbers’s and Mr. English’s salaries were increased to $250,000, in recognition of increased responsibilities and in recognition of the fact that their salaries had not increased since 2019 (exclusive of the restoration in 2021 of the temporary salary reduction in 2020 described above).

Bonus awards. Our NEOs are eligible for bonuses under our short-term incentive plan (“STI Plan”). Bonuses under the STI Plan are typically paid in March of the year following the performance year. We generally use target percentages of salary and various financial, safety, and individual performance metrics to guide in the calculation of the bonus amounts, although the bonus amounts under the STI Plan are subject to the discretion of the board of directors.

Bonuses for our NEOs for 2021 were approved by the Board of Directors based on individual performance to ensure we retain key talent in a tight labor market. In making this decision, the Board of Directors considered the NEOs’ efforts in managing the challenging market conditions of the last two years, the fact that no bonuses were paid to the NEOs for the 2020 plan year, and overall inflation in the economy. Mr. Boylan and Mr. Herbers have elected to defer receipt of their bonuses for the 2021 plan year, pending the resolution of our financing plans, which are described in Note 6 to the Consolidated Financial Statements in Item 8 of this Annual Report. Whether and when these bonuses will be paid will be determined at a later time.

No bonuses were paid to our NEOs for the 2020 plan year, due to the adverse market conditions and the resultant decline in our financial performance.

Bonuses for the 2019 plan year were the highest in our history, based on the fact that our financial performance in 2019 was the highest in our history. During 2019 we exceeded the financial performance targets that had been established at the beginning of that year.

Bonuses for Mr. Boylan, Mr. Carson, and Mr. Herbers under the STI Plan for the 2018 plan year were delayed as a result of the bankruptcy of our customer PG&E. Upon the successful sale of our pre-petition receivables from PG&E in November 2019, the board finalized the amounts of the bonuses for the 2018 STI plan year and paid these bonuses to the NEOs in December 2019. Accordingly, these bonuses are reported in the 2019 year in the Summary Compensation Table above. The following table summarizes the components of the bonuses reported within the 2019 year for Mr. Boylan, Mr. Carson, and Mr. Herbers:

Year	Description	Boylan	Carson	Herbers

2019	STI for 2019 plan year	$475,000	$180,000	$135,000
2019	STI for 2018 plan year	416,159	54,500	62,500
		$891,159	$234,500	$197,500

Discretionary long-term equity incentive awards. In connection with our IPO, we adopted the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan (the “LTIP”), under which we make periodic grants of equity and equity-based awards in us to our NEOs and other key employees. The phantom restricted units and unit appreciation rights are subject to potential accelerated vesting as described below under “Severance and change in control arrangements.”

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding the outstanding and unvested long-term equity incentive awards held by our NEOs as of December 31, 2021.

			Option Awards				Unit Awards
Name and Principal Position	Grant Type	Grant Date	Number of Units Underlying Unexercised UARs Unexercisable		UAR Exercise Price	UAR Expiration Date	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested
			#		$		#		(a)

Peter C. Boylan III	Unit Appreciation Rights	May 28, 2021	465,000	(d)	$2.14	May 28, 2031
Chairman, Chief Executive Officer and President	Phantom Restricted Units	May 5, 2020					125,000	(b)	$140,000
	Phantom Restricted Units	July 9, 2019					57,500	(b)	$64,400
	Performance Phantom Restricted Units	July 9, 2019					57,500	(c)	$—
	Phantom Restricted Units	April 9, 2018					83,334	(b)	$93,334
	Phantom Restricted Units	March 9, 2017					23,560	(b)	$26,387

Richard M. Carson	Unit Appreciation Rights	May 28, 2021	115,000	(d)	$2.14	May 28, 2031
Senior Vice President and General Counsel	Phantom Restricted Units	May 5, 2020					35,400	(b)	$39,648
	Phantom Restricted Units	July 9, 2019					20,000	(b)	$22,400
	Performance Phantom Restricted Units	July 9, 2019					20,000	(c)	$—
	Phantom Restricted Units	April 9, 2018					29,334	(b)	$32,854
	Phantom Restricted Units	March 9, 2017					7,869	(b)	$8,813

Jeffrey A. Herbers	Unit Appreciation Rights	May 28, 2021	115,000	(d)	$2.14	May 28, 2031
Vice President and Chief Financial Officer	Phantom Restricted Units	May 5, 2020					28,100	(b)	$31,472
	Phantom Restricted Units	July 9, 2019					10,000	(b)	$11,200
	Performance Phantom Restricted Units	July 9, 2019					10,000	(c)	$—
	Phantom Restricted Units	April 9, 2018					9,000	(b)	$10,080
	Phantom Restricted Units	March 9, 2017					2,504	(b)	$2,804

Jeff English	Unit Appreciation Rights	May 28, 2021	80,000	(d)	$2.14	May 28, 2031
Senior Vice President and Chief Operating Officer	Phantom Restricted Units	May 5, 2020					28,100	(b)	$31,472
	Phantom Restricted Units	July 9, 2019					10,000	(b)	$11,200
	Performance Phantom Restricted Units	July 9, 2019					10,000	(c)	$—
	Phantom Restricted Units	April 9, 2018					8,000	(b)	$8,960
	Phantom Restricted Units	March 9, 2017					2,397	(b)	$2,685

(a)	Amount shown reflects the per-unit value based upon the December 31, 2021 closing price of $1.12 per common unit.

(b)	Represents phantom restricted units granted under the LTIP and scheduled to vest in three equal annual installments on the third, fourth and fifth anniversaries of the grant date. In March 2022, the Board of Directors cancelled these grants for all of the NEOs and expect to replace them with an equal number of UARs. These new UARs are expected to have vesting dates that are identical to the vesting dates of the phantom restricted units they expect to replace. The new UARs are expected to terminate ten years from the original grant dates of the phantom restricted units they expect to replace.

(c)	Represents one-half vesting either in April 2022, April 2023, April 2024, or not at all, depending on our performance relative to specified profitability targets and contingent on the continued service of the recipients through the vesting dates; and one-half vesting either in April 2022, April 2023, April 2024, or not at all, depending on the market value and yield of our common units relative to specified targets on those dates and contingent on the continued service of the recipients through the vesting dates. In March 2022 the Board of Directors cancelled the units that are dependent on performance conditions for all of the NEOs. It was not likely that we would meet the performance targets required for any of these performance units to vest.

(d)	Represents Unit Appreciation Rights (“UARs”) granted under the LTIP and scheduled to vest in three equal annual installments on the third, fourth and fifth anniversaries of the grant date. The UARs have an exercise price of $2.14 and terminate ten years from the grant date.

Severance and change in control arrangements. Except for Mr. Boylan, none of our NEOs has entered into any employment or severance agreements with our general partner or any of its affiliates. Pursuant to arrangements between Mr. Boylan and Holdings, if Mr. Boylan’s employment were to be terminated without cause (including a deemed termination upon a change in control of Holdings), Mr. Boylan would receive severance payments equal to two times his annual salary and all outstanding equity awards would vest. In addition, if Mr. Boylan’s employment were to be terminated by Holdings without cause or by Mr. Boylan for good reason or due to Mr. Boylan’s death or disability, Mr. Boylan and his covered dependents would receive 12 months of continued health insurance coverage.

The terms of Mr. Carson’s phantom unit awards and unit appreciation rights provide that in the event of a change in control of the partnership, his awards would become fully vested in the event Mr. Carson is terminated without cause within six months after such change in control.

Retirement, Health, Welfare and Additional Benefits

We provide a basic benefits package that is available to all full-time employees, which currently includes medical, dental, disability, life insurance, and a 401(k) plan. We do not currently provide matching contributions for the 401(k) plan. We do not expect to implement a defined benefit pension plan for our executive officers, because we believe such plans primarily reward longevity rather than performance.

Director Compensation

Mr. Boylan does not receive additional compensation for his service as a director. Mr. Stephenson and Ms. Field also do not receive compensation for their services as directors. Our independent directors receive cash and equity-based compensation for their services as directors. Our independent director compensation program consists of the following:

●	an annual cash retainer of $25,000,

●	an additional annual cash retainer of (i) $5,000 for service as the chair of our conflicts committee and (ii) $7,500 for service as the chair of our audit committee, and

●	an annual equity-based award granted under our LTIP. Equity-based awards are subject to vesting in equal annual installments over a period of three years, contingent upon continued service as an independent director.

Directors receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table provides information regarding the compensation earned by our non-employee directors during the year ended December 31, 2021.

	Cash Fees	Unit
Name	Earned	Awards (a)	Total

Jack H. Stark (b)	$25,000	$51,401	$76,401

John T. McNabb II (b)	$30,000	$51,401	$81,401

Jason N. Wilcox (c)	$6,250	$—	$6,250

Stanley A. Lybarger (d)	$32,500	$51,401	$83,901

(a)	Represents the grant date fair value of the awards granted in 2021, as determined in accordance with FASB ASC Topic 718. For additional information, please see Note 10 to the Consolidated Financial Statements included in Item 8 in this Annual Report. As of April 8, 2022, the market price of our common units was $1.37 per unit, which is significantly lower than the market price of the common units at the time the awards were granted.

(b)	As of December 31, 2021, Mr. McNabb and Mr. Stark held 30,664 and 28,164 unvested restricted units, respectively. In March 2022, the Board of Directors cancelled these grants for all of the NEOs and expect to replace them with an equal number of UARs. These new UARs are expected to have vesting dates that are identical to the vesting dates of the phantom restricted units they expect to replace. The new UARs are expected to terminate ten years from the original grant dates of the phantom restricted units they expect to replace.

(c)	On November 10, 2021, Jason N. Wilcox was appointed as a director of the General Partner’s Board, effective as of the close of business on November 15, 2021. Mr. Wilcox’s annual retainer is $25,000. As of December 31, 2021, Mr. Wilcox held no unvested restricted units.

(d)	On November 10, 2021, Stanley A. Lybarger resigned as a director of the General Partner’s Board and Chairman of its Audit Committee, effective as of the close of business on November 15, 2021. Mr. Lybarger’s resignation was not the result of any disagreement with us, our management, or the Board. Also, on November 10, 2021, the Board voted unanimously to accelerate the vesting of Mr. Lybarger’s 30,664 unvested phantom restricted units as of the close of business on November 15, 2021.

In 2022, we expect to begin paying the full amount of director compensation in cash, rather than a combination of cash and unit awards.

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

Members of the Board of Directors of Cypress Environmental Partners, GP, LLC

Peter C. Boylan III	Jack H. Stark	Charles C. Stephenson, Jr.
Jason N. Wilcox	John T. McNabb II	Cynthia A. Field

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of units of Cypress Environmental Partners, L.P., as of April 8, 2022, held by beneficial owners of 5.0% or more of the units, by each director and named executive officer of Cypress Environmental Partners, GP, LLC, our general partner, and by all directors and executive officers of our general partner as a group. The percentage of units beneficially owned is based on a total of 12,361,090 common units and 5,769,231 preferred units outstanding.

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

	Common	Preferred	Total
	Units	Units	Units	Percentage of
	Beneficially	Beneficially	Beneficially	Units Beneficially
Name of Beneficial Owner	Owned	Owned	Owned	Owned

Cypress Environmental Holdings, LLC (a)	6,957,349	—	6,957,349	38.4%
Charles C. Stephenson, Jr.	413,740	5,769,231	6,182,971	34.1%
Cynthia A. Field	118,900	—	118,900	*
Peter C. Boylan III	205,223	—	205,223	*
John T. McNabb II	86,689	—	86,689	*
Jack H. Stark	1,392	—	—	*
Jason N. Wilcox	—	—	—	*
Richard M. Carson	78,772	—	78,772	*
Jeffrey A. Herbers	19,342	—	19,342	*
Jeff English	26,938	—	26,938	*

All directors and executive officers as a group
(consisting of 9 persons)	950,996	5,769,231	6,718,835	37.1%

*	indicates that person or entity owns less than one percent.

(a)	As of year-end, Holdings owns 56% of our common units.

The following table sets forth the beneficial ownership of Cypress Environmental Holdings, LLC as of April 8, 2022:

Ownership Interest
Name of Beneficial Owner	Ratio (1)

Cynthia A. Field Trust	36.750%
Charles C. Stephenson, Jr.	27.468%
CEP Capital Partners, LLC (2)	24.500%
Henry Cornell	1.333%
Cornell Investment Partners, L.P.	0.667%
Stephenson Grandchildren Family LLC	9.282%

(1)	Holdings is managed by a three-member board of directors consisting of Peter C. Boylan III, Cynthia A. Field and Charles C. Stephenson, Jr. The election of each director requires the affirmative vote of members representing at least a majority of the voting ratio of Holdings and the concurrence of CEP Capital Partners, LLC.

(2)	CEP Capital Partners, LLC is owned and controlled by affiliates of Peter C. Boylan III, Chairman, Chief Executive Officer and President of CELP.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to our Long-Term Incentive Plan as of December 31, 2021:

	Number of Securities			Number of Securities
	to be Issued upon	Weighted Average		Remaining
	Exercise of	Exercise Price of		Available for Future
	Outstanding	Outstanding		Issuance under
	Options, Warrants	Options, Warrants		Equity Compensation
Plan Category	and Rights	and Rights		Plans

Equity compensation plans approved by security holders	1,852,270	$2.14	(a)	111,640
Equity compensation plans not approved by security holders	—	—		—

Total	1,852,270	$2.14		111,640

(a)	Amount shown represents the weighted average exercise price of 963,000 UARs outstanding as of December 31, 2021. The remaining outstanding rights consist of phantom restricted units which do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent of Smaller Reporting Entities

We have no parents, though Holdings may be considered to be our parent by virtue of its indirect ownership of 6,957,349 common units, representing 56% of our outstanding common units. The owners of Holdings also own 100% of Cypress Environmental GP Holdings, LLC, which owns 100% of our general partner.

Conflicts of Interest and Duties

Under our partnership agreement, our general partner has a contractual duty to manage us in a manner it believes is in the best interests of our partnership and unitholders. However, because our general partner is a wholly-owned subsidiary of Holdings, the officers and directors of our general partner have a duty to manage the business of our general partner in a manner that is in the best interests of Holdings. As a result of this relationship, conflicts of interest may arise in the future between us and our unitholders, on the one hand, and our general partner and its affiliates, including Holdings, on the other hand. For example, our general partner will be entitled to make determinations that affect the amount of cash distributions we make to the holders of common units, which in turn has an effect on whether our general partner receives incentive cash distributions. In addition, our general partner may determine to manage our business in a way that directly benefits Holdings’ businesses, rather than indirectly benefitting Holdings solely through its ownership interests in us. We expect that any future decision by Holdings in this regard will be made on a case-by- case basis. However, all of these actions are permitted under our partnership agreement and will not be a breach of any duty (fiduciary or otherwise) of our general partner.

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

As of December 31, 2021, the general partner, its controlled affiliates, and the directors and executive officers owned 7,908,345 common units, representing 64% of our total outstanding common units, and 100% of our total outstanding preferred units. In addition, our general partner owns a 0.0% non-economic general partner interest in us.

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

In 2020 and 2019, our general partner and its affiliates received common distributions of approximately $3.3 million and $6.5 million, respectively. In 2020 and 2019, an affiliate of our general partner received preferred unit distributions of $4.1 million and $4.1 million, respectively. We did not pay any distributions on common or preferred units in 2021.

Payments to our general partner and its affiliates	Prior to January 1, 2020, the omnibus agreement required Holdings to provide certain general and being a publicly-traded entity (such as audit, tax, and transfer agent fees, among others) in return for a fixed annual fee (adjusted for inflation) that was payable quarterly. In an effort to simplify this arrangement so it would be easier for investors to understand, in November 2019, with the approval of the Conflicts Committee of the Board of Directors, we and Holdings agreed to terminate the management fee provisions of the omnibus agreement effective December 31, 2019. Beginning January 1, 2020, the executive management services and other general and administrative expenses that Holdings previously incurred and charged to us via the annual administrative fee are charged directly to us as they are incurred and are now paid directly by the Partnership. Under our current cost structure, these direct expenses have been lower than the annual administrative fee that we previously paid, although we experience more variability in our quarterly general and administrative expense now that we are incurring the expenses directly than when we paid a consistent administrative fee each quarter. In 2019, we reimbursed our general partner $4.5 million in annual administrative fees for expenses incurred by it and its affiliates in providing certain partnership overhead services to us, including the provision of executive management services by certain officers of our general partner.

Prior to June 30, 2021, the Partnership did not have any employees, as all of the employees who conduct our business were employed by affiliates of our general partner. Affiliates of our general partner charged us the actual compensation costs for these employees. Beginning June 30, 2021, all of the employees who support our operations are employed by subsidiaries of the Partnership. For employees who support both our business and also businesses of our affiliates, the compensation cost is allocated among us and our affiliates based on estimates of the amount of time these employees spend on our businesses relative to those of our affiliates.

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

Alati Arnegard, LLC

We provide management services to a 25% owned entity, Alati Arnegard, LLC (“Arnegard”). Management fee revenue earned from Arnegard is included in revenues on the Consolidated Statements of Operations and totaled $0.6 million in 2021, and $0.7 million in both 2020 and 2019, respectively.

CF Inspection Management, LLC

We have also entered into an agreement with CF Inspection, a nationally certified woman-owned business affiliated with one of Holdings’ owners and a Director of our General Partner. CF Inspection allows us to offer various services to clients that require the services of an approved Women’s Business Enterprise (“WBE”), as CF Inspection is certified as a National Women’s Business Enterprise by the Women’s Business Enterprise National Council. We own 49% of CF Inspection and Cynthia A. Field, an affiliate of Holdings and a Director of our General Partner, owns the remaining 51% of CF Inspection. For the years ended December 31, 2021, 2020, and 2019, CF Inspection, which is part of the Inspection Services segment, represented 9%, 6%, and 3% of our consolidated revenue, respectively.

CBI

Entities owned by Holdings provided contract labor support to CBI. During the years ended December 31, 2021, 2020, and 2019, we incurred less than $0.1 million, $0.6 million, and $0.2 million of expense associated with these services, which is included in net (loss) income from discontinued operations, net of tax in our Consolidated Statements of Operations.

Continental Resources, Inc.

A Director of our General Partner is the President and Chief Operating Officer of Continental Resources, Inc. (“Continental”). Our Environmental Services segment provides water treatment services to Continental. Revenues from Continental were $0.6 million, $0.3 million, and $0.5 million, respectively, during the years ended December, 31, 2021, 2020, and 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Ernst & Young LLP as our independent registered public accounting firm. The following table sets forth fees we have paid to Ernst & Young LLP in 2021, 2020, and 2019.

	Year Ended December 31,
Audit and Non-Audit Fees	2021	2020	2019
		(in thousands)
Audit fees (a)	$658	$594	$678
Tax fees (b)	125	107	107
Other (c)	—	2	2
Total	$783	$703	$787

(a)	Fees for audit services include fees associated with the annual audit of Cypress Environmental Partners, L.P., reviews of the Partnership’s quarterly reports, and SEC filings.

(b)	Includes fees for tax services for Cypress Environmental Partners, L.P. and affiliates in connection with tax compliance, tax advice, and tax planning.

(c)	Includes annual fee for accounting research subscription.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents to be filed as part of this Annual Report

1.	A list of the financial statements included in this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: Financial Statement Schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to Consolidated Financial Statements.

3.	Exhibits: See “Exhibit Index” below.

Exhibit Index

Exhibit number	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated February 20, 2015, by and among Cypress Energy Holdings, LLC, Cypress Environmental Partners, LLC, Cypress Environmental Partners, L.P., Cypress Environmental Partners, GP, LLC, Cypress Energy Partners – TIR, LLC, Mr. Charles C. Stephenson, Jr. and Ms. Cynthia A. Field (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on February 23, 2015)

3.1	First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of January 21, 2014 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2014)

3.2	First Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Environmental Partners, L.P. dated as of May 29, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 31, 2018)

3.3	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 6, 2020)

3.4	Amended and Restated Limited Liability Company Agreement of Cypress Environmental Partners, GP, LLC dated as of January 21, 2014 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on January 27, 2014)

3.5	First Amendment to Amended and Restated Limited Liability Agreement of Cypress Energy Partners GP, LLC, dated as of March 5, 2020 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed on March 6, 2020)

3.6	Certificate of Limited Partnership of Cypress Environmental Partners, L.P. (incorporated by reference to Exhibit 3.7 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.7	Certificate of Amendment to the Certificate of Limited Partnership of Cypress Energy Partners, L.P., dated as of March 2, 2020 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on March 6, 2020)

3.8	Certificate of Formation of Cypress Environmental Partners, GP, LLC (incorporated by reference to Exhibit 3.5 of our Registration Statement on Form S-1/A filed on December 17, 2013)

3.9	First Amendment to the Certificate of Formation of Cypress Energy Partners GP, LLC, dated as of February 27, 2020 (incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on March 6, 2020)

4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1 †	Cypress Environmental Partners, L.P. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 27, 2014)

10.2	First Amendment to the Cypress Energy Partners, L.P. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed on March 18, 2019)

10.3 †	Form of Cypress Environmental Partners, L.P. 2013 Long-Term Incentive Plan Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1/A filed on December 17, 2013)

10.4	Amended and Restated Credit Agreement by and among Cypress Energy Partners, L.P., certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent, the other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, dated May 29, 2018 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on May 31, 2018)

10.5	Amendment No. 1 to Credit Agreement dated March 2, 2021, by and among Cypress Environmental Partners, L.P., certain of its affiliates as co-borrowers guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent and other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 2, 2021)

10.6	Amendment No. 2 to Credit Agreement dated August 13, 2021, by and among Cypress Environmental Partners, L.P., certain of its affiliates as co-borrowers and guarantors, Deutsche Bank AG, New York Branch, as lender, issuing bank, swing line lender and collateral agent and other lenders from time to time party thereto, and Deutsche Bank Trust Company Americas, as the administrative agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 16, 2021)

10.7	Series A Preferred Unit Purchase Agreement Between Cypress Environmental Partners, L.P. and Stephenson Equity, Co. No. 3, dated as of May 29, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 31, 2018)

10.8	Amended and Restated Omnibus Agreement, dated February 20, 2015, among Cypress Energy Holdings, LLC, Cypress Environmental Management, LLC, Cypress Environmental Partners, LLC, Cypress Environmental Partners, L.P., Cypress Environmental Partners, GP, LLC, Cypress Energy Partners – TIR, LLC, Tulsa Inspection Resources, LLC, Tulsa Inspection Resources – Canada ULC, Tulsa Inspection Resources Holdings, LLC and Tulsa Inspection Resources – Nondestructive Examination, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 23, 2015)

10.9	Second Amended and Restated Omnibus Agreement among Cypress Energy Holdings, LLC, Cypress Environmental Management, LLC, Cypress Environmental Partners, LLC, Cypress Environmental Partners, L.P., Cypress Environmental Partners GP, LLC, Tulsa Inspection Resources, LLC and Tulsa Inspection Resources – Canada ULC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 1, 2020)

10.10	At Market Issuance Sales Agreement by and between Cypress Energy Partners, L.P. and B. Riley FBR, Inc., dated April 5, 2020 (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 5, 2020)

10.11	Cypress Energy Partners, L.P. Employee Unit Purchase Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 12, 2019)

21.1*	List of Subsidiaries of Cypress Environmental Partners, L.P.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document 101 SCH* XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101 DEF*	XBRL Definition Linkbase Document

101LAB*	XBRL Label Linkbase Document

101PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Date File

*Filed herewith.

**Furnished herewith.

†Management contract or compensatory plan or arrangement.

ITEM 16.	SUMMARY

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

Signature	Title	Date
/s/ Peter C. Boylan III	Chief Executive Officer and Chairman of the Board	April 15, 2022
Peter C. Boylan III
/s/ Jeffrey A. Herbers	Vice President and Chief Financial Officer	April 15, 2022
Jeffrey A. Herbers	(Principal Accounting and Financial Officer)
/s/ Cynthia A. Field	Director	April 15, 2022
Cynthia A. Field
/s/ John T. McNabb II	Director	April 15, 2022
John T. McNabb II
/s/ Jack H. Stark	Director	April 15, 2022
Jack H. Stark
/s/ Charles C. Stephenson, Jr.	Director	April 15, 2022
Charles C. Stephenson, Jr.
/s/ Jason N. Wilcox	Director	April 15, 2022
Jason N. Wilcox